Form 10-Q
period 2020-09-30
TREDEGAR CORP
filed 2020-11-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of November 6, 2020: 33,497,768

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$35,022	$31,422
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,746 in 2020 and $2,829 in 2019	82,089	89,117
Income taxes recoverable	58	2,661
Inventories	63,543	64,205
Prepaid expenses and other	13,421	8,333
Current assets of discontinued operations	45,955	37,418
Total current assets	240,088	233,156
Property, plant and equipment, at cost	488,684	482,721
Less accumulated depreciation	(323,744)	(309,165)
Net property, plant and equipment	164,940	173,556
Right-of-use leased assets	16,965	18,492
Investment in kaléo (cost basis of $7,500)	34,500	95,500
Identifiable intangible assets, net	19,985	22,636
Goodwill	67,708	81,404
Deferred income taxes	19,761	12,435
Other assets	3,693	4,628
Non-current assets of discontinued operations	—	70,861
Total assets	$567,640	$712,668
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$76,049	$87,296
Accrued expenses	44,582	39,465
Lease liability, short-term	2,705	2,427
Income taxes payable	2,296	—
Current liabilities of discontinued operations	21,333	23,280
Total current liabilities	146,965	152,468
Lease liability, long-term	15,583	17,338
Long-term debt	7,000	42,000
Pension and other postretirement benefit obligations, net	104,563	107,446
Deferred income taxes	—	11,019
Other non-current liabilities	4,220	5,297
Non-current liabilities of discontinued operations	—	351
Total liabilities	278,331	335,919
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,513,280 shares at September 30, 2020 and 33,365,039 shares at December 31, 2019)	49,048	45,514
Common stock held in trust for savings restoration plan (76,388 shares at September 30, 2020 and 74,798 shares at December 31, 2019)	(1,619)	(1,592)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(111,739)	(100,663)
Loss on derivative financial instruments	(1,611)	(1,307)
Pension and other post-retirement benefit adjustments	(86,888)	(95,681)
Retained earnings	442,118	530,478
Total shareholders’ equity	289,309	376,749
Total liabilities and shareholders’ equity	$567,640	$712,668
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues and other items:
Sales	$184,370	$205,968	$562,766	$628,011
Other income (expense), net	(37,934)	4,272	(63,898)	28,508
	146,436	210,240	498,868	656,519
Costs and expenses:
Cost of goods sold	136,008	159,989	415,212	488,320
Freight	6,453	7,088	19,222	21,438
Selling, general and administrative	20,420	19,154	61,654	56,399
Research and development	1,656	2,008	6,063	5,951
Amortization of identifiable intangibles	753	3,400	2,264	5,182
Pension and postretirement benefits	3,567	2,415	10,701	7,246
Interest expense	494	859	1,598	3,354
Asset impairments and costs associated with exit and disposal activities, net of adjustments	3	98	74	608
Goodwill impairment	—	—	13,696	—
Total	169,354	195,011	530,484	588,498
Income (loss) from continuing operations before income taxes	(22,918)	15,229	(31,616)	68,021
Income tax expense (benefit)	(5,942)	177	(8,308)	10,550
Net income (loss) from continuing operations	(16,976)	15,052	(23,308)	57,471
Income (loss) from discontinued operations, net of tax	(48,237)	2,081	(53,031)	(6,076)
Net income (loss)	$(65,213)	$17,133	$(76,339)	$51,395

Earnings (loss) per share:
Basic:
Continuing operations	$(0.51)	$0.45	$(0.70)	$1.73
Discontinued operations	(1.44)	0.06	(1.59)	(0.18)
Basic earnings (loss) per share	$(1.95)	$0.51	$(2.29)	$1.55
Diluted:
Continuing operations	$(0.51)	$0.45	$(0.70)	$1.73
Discontinued operations	(1.44)	0.06	(1.59)	(0.18)
Diluted earnings (loss) per share	$(1.95)	$0.51	$(2.29)	$1.55
Shares used to compute earnings (loss) per share:
Basic	33,439	33,271	33,396	33,222
Diluted	33,439	33,285	33,396	33,230
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net income (loss)	$(65,213)	$17,133
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $19 in 2020 and tax benefit of $775 in 2019)	927	(6,008)
Derivative financial instruments adjustment (net of tax of $618 in 2020 and tax of $75 in 2019)	2,213	(1,124)
Amortization of prior service costs and net gains or losses (net of tax of $836 in 2020 and tax of $593 in 2019)	2,931	2,078
Other comprehensive income (loss)	6,071	(5,054)
Comprehensive income (loss)	$(59,142)	$12,079

	Nine Months Ended September 30,
	2020	2019
Net income (loss)	$(76,339)	$51,395
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $1,125 in 2020 and tax benefit of $775 in 2019)	(11,076)	(6,291)
Derivative financial instruments adjustment (net of tax benefit of $269 in 2020 and tax of $24 in 2019)	(304)	(856)
Amortization of prior service costs and net gains or losses (net of tax of $2,507 in 2020 and tax of $1,778 in 2019)	8,793	6,236
Other comprehensive income (loss)	(2,587)	(911)
Comprehensive income (loss)	$(78,926)	$50,484
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(76,339)	$51,395
Adjustments for noncash items:
Depreciation	23,218	22,572
Amortization of identifiable intangibles	2,264	5,182
Reduction of right-of-use lease asset	2,102	1,899
Goodwill impairment	13,696	—
Deferred income taxes	(19,492)	7,404
Accrued pension and post-retirement benefits	10,701	7,246
(Gain) loss on investment in kaléo accounted for under the fair value method	61,000	(10,900)
Held for sale impairment loss on divested assets	45,054	—
Net gain on disposal of assets	—	(6,328)
Changes in assets and liabilities:
Accounts and other receivables	4,961	7,715
Inventories	(2,761)	6,625
Income taxes recoverable/payable	5,332	1,439
Prepaid expenses and other	(5,305)	14
Accounts payable and accrued expenses	(2,112)	(223)
Lease liability	(2,245)	(1,991)
Pension and postretirement benefit plan contributions	(2,254)	(6,692)
Other, net	8,506	966
Net cash provided by operating activities	66,326	86,323
Cash flows from investing activities:
Capital expenditures	(13,416)	(37,214)
Proceeds from the sale of assets and other	—	10,931
Net cash used in investing activities	(13,416)	(26,283)
Cash flows from financing activities:
Borrowings	25,000	53,000
Debt principal payments	(60,000)	(86,500)
Dividends paid	(12,048)	(11,322)
Debt financing costs	—	(1,817)
Repurchase of employee common stock for tax withholdings	(586)	(854)
Net cash used in financing activities	(47,634)	(47,493)
Effect of exchange rate changes on cash	(1,676)	(2,292)
Increase in cash & cash equivalents	3,600	10,255
Cash and cash equivalents at beginning of period	31,422	34,397
Cash and cash equivalents at end of period	$35,022	$44,652
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance July 1, 2020	$47,448	$511,345	$(1,610)	$(112,666)	$(3,824)	$(89,819)	$350,874
Net loss	—	(65,213)	—	—	—	—	(65,213)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $19)	—	—	—	927	—	—	927
Derivative financial instruments adjustment (net of tax of $618)	—	—	—	—	2,213	—	2,213
Amortization of prior service costs and net gains or losses (net of tax of $836)	—	—	—	—	—	2,931	2,931
Cash dividends declared ($0.12 per share)	—	(4,023)	—	—	—	—	(4,023)
Stock-based compensation expense	1,600	—	—	—	—	—	1,600
Tredegar common stock purchased by trust for savings restoration plan	—	9	(9)	—	—	—	—
Balance September 30, 2020	$49,048	$442,118	$(1,619)	$(111,739)	$(1,611)	$(86,888)	$289,309

The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2020	$45,514	$530,478	$(1,592)	$(100,663)	$(1,307)	$(95,681)	$376,749
Net loss	—	(76,339)	—	—	—	—	(76,339)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,125)	—	—	—	(11,076)	—	—	(11,076)
Derivative financial instruments adjustment (net of tax benefit of $269)	—	—	—	—	(304)	—	(304)
Amortization of prior service costs and net gains or losses (net of tax of $2,507)	—	—	—	—	—	8,793	8,793
Cash dividends declared ($0.36 per share)	—	(12,048)	—	—	—	—	(12,048)
Stock-based compensation expense	4,120	—	—	—	—	—	4,120
Repurchase of employee common stock for tax withholdings	(586)	—	—	—	—	—	(586)
Tredegar common stock purchased by trust for savings restoration plan	—	27	(27)	—	—	—	—
Balance at September 30, 2020	$49,048	$442,118	$(1,619)	$(111,739)	$(1,611)	$(86,888)	$289,309

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2019:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at July 1, 2019	$41,227	$524,468	$(1,575)	$(97,223)	$(1,333)	$(77,288)	$388,276
Net income	—	17,133	—	—	—	—	17,133
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $775)	—	—	—	(6,008)	—	—	(6,008)
Derivative financial instruments adjustment (net of tax of $75)	—	—	—	—	(1,124)	—	(1,124)
Amortization of prior service costs and net gains or losses (net of tax of $593)	—	—	—	—	—	2,078	2,078
Cash dividends declared ($0.12 per share)	—	(4,001)	—	—	—	—	(4,001)
Stock-based compensation expense	1,481	—	—	—	—	—	1,481
Tredegar common stock purchased by trust for savings restoration plan	—	8	(8)	—	—	—	—
Balance at September 30, 2019	$42,708	$537,608	$(1,583)	$(103,231)	$(2,457)	$(75,210)	$397,835

The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2019:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2019	$38,892	$497,511	$(1,559)	$(96,940)	$(1,601)	$(81,446)	$354,857
Net income	—	51,395	—	—	—	—	51,395
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $775)	—	—	—	(6,291)	—	—	(6,291)
Derivative financial instruments adjustment (net of tax of $24)	—	—	—	—	(856)	—	(856)
Amortization of prior service costs and net gains or losses (net of tax of $1,778)	—	—	—	—	—	6,236	6,236
Cash dividends declared ($0.34 per share)	—	(11,322)	—	—	—	—	(11,322)
Stock-based compensation expense	4,670	—	—	—	—	—	4,670
Repurchase of employee common stock for tax withholdings	(854)	—	—	—	—	—	(854)
Tredegar common stock purchased by trust for savings restoration plan	—	24	(24)	—	—	—	—
Balance at September 30, 2019	$42,708	$537,608	$(1,583)	$(103,231)	$(2,457)	$(75,210)	$397,835
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1    BASIS OF PRESENTATION
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2020, the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, the consolidated cash flows for the nine months ended September 30, 2020 and 2019, and the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2020 and 2019 for this segment references 13-week periods ended September 27, 2020 and September 29, 2019, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
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
On August 24, 2020, the Company entered into a definitive agreement to sell its Personal Care Films business ("Personal Care business"), which excludes the packaging film lines and related operations located at the Pottsville, Pennsylvania manufacturing site ("Pottsville Packaging"). The Company completed this divestiture at the end of October 2020. All historical results for the Personal Care business have been presented as discontinued operations. The surface protection component of its PE Films segment now includes Pottsville Packaging.
The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation.
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
Accounts and Other Receivables
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
As of September 30, 2020 and December 31, 2019, accounts receivable and other receivables, net, were $82.1 million and $89.1 million, respectively, made up of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Customer receivables	$82,369	$89,747
Other receivables	2,466	2,199
Total accounts and other receivables	84,835	91,946
Less: Allowance for bad debts and sales returns	(2,746)	(2,829)
Total accounts and other receivables, net	$82,089	$89,117

Risk and Uncertainties
While it is not possible to estimate the impact that the coronavirus pandemic ("COVID-19") may have on the Company’s business, estimates related to the accounting for impairment of long-lived assets and goodwill, an investment accounted for under the fair value method, pension benefits and income taxes could be materially adversely affected in future periods. Due to the uncertainty with respect to the magnitude of the impact and duration of COVID-19, future developments associated with COVID-19 may adversely affect the Company's financial condition, results of operations and cash flows. The Company continues to monitor the impact of COVID-19 on the business and its effect on the consolidated financial statements.

2    DIVESTITURES AND ASSETS HELD FOR SALE
Divestitures
On August 24, 2020, the Company entered into a definitive agreement to sell its Personal Care business for an aggregate purchase price of approximately $60.5 million, subject to customary adjustments. The Company completed this divestiture at the end of October 2020. In connection with the execution of the definitive agreement and classification of the Personal Care business as discontinued operations, a non-cash impairment charge of $45.1 million was recognized during the three months ended September 30, 2020. In addition, the Company agreed to provide certain transition services related to finance, human resources and information technology. The Personal Care business was previously reported in the PE Films segment.
The following table summarizes the financial results of discontinued operations reflected in the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues and other items:
Sales	$29,509	$37,249	$98,053	$111,920
Other income (expense), net	(37)	6,362	(298)	6,332
	29,472	43,611	97,755	118,252
Costs and expenses:
Cost of goods sold	25,481	31,576	83,408	96,479
Freight	1,436	1,898	4,711	5,455
Selling, general and administrative	6,502	3,977	13,649	12,607
Research and development	3,138	2,933	8,451	8,926
Asset impairments and costs associated with exit and disposal activities, net of adjustments	801	1,366	1,327	2,987
Held for sale impairment loss on divested assets	45,054	—	45,054	—
Total	82,412	41,750	156,600	126,454
Income (loss) from discontinued operations before income taxes	(52,940)	1,861	(58,845)	(8,202)
Income tax expense (benefit)	(4,703)	(220)	(5,814)	(2,126)
Income (loss) from discontinued operations, net of tax	$(48,237)	$2,081	$(53,031)	$(6,076)

The assets and liabilities of the discontinued operations reflected in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively were as follows:

	September 30,	December 31,
	2020	2019
Assets
Accounts and other receivables, net	$15,455	$18,441
Income tax recoverable	1,082	1,439
Inventories	15,839	17,175
Prepaid expenses and other	394	363
Total current assets (a)		37,418
Property, plant and equipment, net	57,068	69,334
Right-of-use leased assets	342	728
Deferred income taxes	679	694
Other assets	150	105
Total non-current assets (a)		70,861
Valuation allowance on assets held for sale	(45,054)	—
Total assets of discontinued operations classified as held for sale	$45,955	$108,279

Liabilities
Accounts payable	$13,844	$16,361
Accrued expenses	7,058	6,344
Lease liability, short-term	231	575
Income taxes payable	87	—
Total current liabilities (a)		23,280
Lease liability, long-term	113	351
Deferred income taxes	—	—
Total non-current liabilities (a)		351
Total liabilities of discontinued operations classified as held for sale (b)	$21,333	$23,631
(a) The assets and liabilities of the disposal group classified as held for sale are classified as current on the September 30, 2020 Consolidated Balance Sheet as it was probable that sale of the Personal Care business would occur and proceeds would be collected within one year of September 30, 2020.
(b) Pension and other postretirement benefit liabilities related to the Personal Care business have been retained by the Company.

Additional information related to the amounts recognized in the discontinued operations balance sheet as of September 30, 2020 is summarized below:

September 30,
(In thousands)	2020

Total carrying value of assets of discontinued operations classified as held for sale before valuation allowances	$91,009
Total liabilities of discontinued operations classified as held for sale	(21,333)
Carrying value of net assets of discontinued operations classified as held for sale before valuation allowances	$69,676
Valuation allowance to reflect net assets at fair value less cost to sell	(20,509)
Estimated fair value less cost to sell of net assets of discontinued operations classified as held for sale	$49,167
Valuation allowance for other comprehensive loss on foreign currency translation adjustments reflected in shareholder’s equity (“FCTA”) to be released into earnings along with the FCTA upon sale	(24,545)
Net assets of discontinued operations classified as held for sale reflected in the Company’s consolidated balance sheets	$24,622

The following table provides significant operating and investing cash flow information for discontinued operations:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Operating activities
Depreciation and amortization	$6,625	$6,362
Held for sale impairment loss on divested assets	45,054	—
Total	51,679	6,362
Investing activities
Capital expenditures	$2,989	$13,921

Assets Held For Sale
In July 2019, the Company committed to a plan to close its manufacturing facility in Lake Zurich, Illinois, which historically was reported by the Company within the personal care component of its PE Films segment. In March 2020, this facility was shut down and the production of elastic materials it previously produced was transferred to Terre Haute, Indiana.
As of September 30, 2020, the held for sale criteria was met since the Company expects the sale of the facility to be completed within one year. The disposal group carrying value of $4.6 million consists of land, building, and building improvements and is reported in "Prepaid expenses and other" in the Consolidated Balance Sheet. These assets were not included as part of the sale of the Personal Care business.

3    LONG-LIVED ASSETS & GOODWILL IMPAIRMENT
The Company assesses its long-lived assets for impairment when events and circumstances indicate that the carrying amount of the assets may not be recoverable. Long-lived assets consist primarily of buildings, machinery and equipment. During the three months ended September 30, 2020, the Company did not identify any indicators of impairment for such assets in light of the economic impacts from COVID-19 or otherwise.
The Company annually assesses goodwill for impairment on December 1st of each year or more frequently when events or circumstances indicate that the carrying amount of a reporting unit that includes goodwill exceeds its fair value. The Company evaluated whether triggering events occurred for all reporting units that include goodwill and determined that triggering events did occur during the first three months of 2020 for the Aluminum Extrusions’ reporting units created as a result of acquisitions in 2012 (“AACOA”) and in 2017 (“Futura”).
During the first three months of 2020, the Company performed goodwill impairment tests for the AACOA and Futura reporting units using a combination of income and market approaches and determined that the fair value of the Futura reporting unit exceeded its carrying value. As a result, the Company recognized a goodwill impairment charge of $13.7 million ($10.5 million after taxes), which represented the entire amount of goodwill associated with the AACOA reporting unit. The operations of the AACOA reporting unit, which includes the Niles, Michigan and Elkhart, Indiana facilities, was expected to be severely impacted by COVID-19, with over 80% of the aluminum extrusions manufactured at these facilities sold to customers that make consumer durable products, such as recreational boating and power sports vehicles, and to customers serving the building and construction and automotive markets.
The Company evaluated whether triggering events occurred during the three months ended September 30, 2020 for all reporting units that include goodwill and determined no events or circumstances existed that indicated the fair value of the reporting units are below their carrying amounts.
Recent disruptions to the global economy from COVID-19 make it reasonably possible that future impairment tests for long-lived assets and goodwill may be required during 2020. The Company continues to monitor developments and perform updated analyses as necessary.

4    INVENTORIES
The components of inventories are as follows:

(In thousands)	September 30, 2020	December 31, 2019
Finished goods	$15,666	$18,217
Work-in-process	10,716	12,123
Raw materials	20,347	20,121
Stores, supplies and other	16,814	13,744
Total	$63,543	$64,205

5    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) from continuing and discontinued operations by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) from continuing and discontinued operations by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Weighted average shares outstanding used to compute basic earnings per share	33,439	33,271	33,396	33,222
Incremental dilutive shares attributable to stock options and restricted stock	—	14	—	8
Shares used to compute diluted earnings per share	33,439	33,285	33,396	33,230
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The Company had a net loss from continuing operations for the three and nine months ended September 30, 2020, so there is no dilutive impact for such shares. If the Company had reported net income from continuing operations for the three and nine months ended September 30, 2020, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,509,429 and 1,253,278, respectively. For the three and nine months ended September 30, 2019, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,222,000 and 1,224,222, respectively.
6    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2020:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2020	$(100,663)	$(1,307)	$(95,681)	$(197,651)
Other comprehensive income (loss) before reclassifications	(11,076)	(5,860)	—	(16,936)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,556	8,793	14,349
Net other comprehensive income (loss) - current period	(11,076)	(304)	8,793	(2,587)
Ending balance, September 30, 2020	$(111,739)	$(1,611)	$(86,888)	$(200,238)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2019:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2019	$(96,940)	$(1,601)	$(81,446)	$(179,987)
Other comprehensive income (loss) before reclassifications	(6,291)	(3,065)	—	(9,356)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,209	6,236	8,445
Net other comprehensive income (loss) - current period	(6,291)	(856)	6,236	(911)
Ending balance, September 30, 2019	$(103,231)	$(2,457)	$(75,210)	$(180,898)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended September 30, 2020 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(575)	Cost of sales
Foreign currency forward contracts, before taxes	(1,767)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(2,327)
Income tax expense (benefit)	(496)	Income tax expense (benefit)
Total, net of tax	$(1,831)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,767)	(a)
Income tax expense (benefit)	(836)	Income tax expense (benefit)
Total, net of tax	$(2,931)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the nine months ended September 30, 2020 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(2,766)	Cost of sales
Foreign currency forward contracts, before taxes	(4,359)	Selling, general & administrative
Foreign currency forward contracts, before taxes	46	Cost of sales
Total, before taxes	(7,079)
Income tax expense (benefit)	(1,523)	Income tax expense (benefit)
Total, net of tax	$(5,556)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(11,300)	(a)
Income tax expense (benefit)	(2,507)	Income tax expense (benefit)
Total, net of tax	$(8,793)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended September 30, 2019 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(816)	Cost of sales
Foreign currency forward contracts, before taxes	(101)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(902)
Income tax expense (benefit)	(179)	Income tax expense (benefit)
Total, net of tax	$(723)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(2,672)	(a)
Income tax expense (benefit)	(593)	Income tax expense (benefit)
Total, net of tax	$(2,079)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the nine months ended September 30, 2019 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(2,039)	Cost of sales
Foreign currency forward contracts, before taxes	(661)	Selling, general & administrative
Foreign currency forward contracts, before taxes	46	Cost of sales
Total, before taxes	(2,654)
Income tax expense (benefit)	(445)	Income tax expense (benefit)
Total, net of tax	$(2,209)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(8,014)	(a)
Income tax expense (benefit)	(1,778)	Income tax expense (benefit)
Total, net of tax	$(6,236)
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
The estimated fair value of the Company’s investment was $34.5 million as of September 30, 2020 and $95.5 million as of December 31, 2019. The Company recognized a decrease in value on its investment in kaléo of $36.2 million ($28.2 million after income taxes) in the third quarter of 2020, and a decline of $61.0 million ($47.7 million after income taxes) since the December 31, 2019 valuation. The decline in estimated fair value during the first nine months of 2020 was primarily due to: (i) lower expectations for 2020 earnings before interest, taxes, depreciation and amortization ("EBITDA") and net cash flow associated with lower market demand for epinephrine delivery devices, resulting from COVID-19-related delays in in-person back-to-school schedules which significantly impacted kaleo’s peak back-to-school season, and social distancing guidelines which disrupted 2020 summer and after-school activities, (ii) pricing pressure, and (iii) a higher private company liquidity discount. kaléo’s stock is not publicly traded. The net appreciation on its investment of $28.5 million ($23.4 million after taxes) in the first nine months of 2019, included a pre-tax cash dividend of $17.6 million paid on April 30, 2019. Future dividends are subject to the discretion of kaléo’s board of directors. Amounts recognized associated with the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the net sales and EBITDA from ongoing operations by segment table in Note 11.
The Company estimated the fair value of its investment in kaléo at September 30, 2020 by: (i) computing the weighted average estimated enterprise value (“EV”) utilizing both the discounted cash flow method (the “DCF Method”) and the application of a market multiple to EBITDA (the “EBITDA Multiple Method”), (ii) applying adjustments for any surplus or deficient working capital and estimates of contingent liabilities, (iii) adding cash and cash equivalents, (iv) subtracting interest-bearing debt, (v) subtracting a private company liquidity discount estimated at approximately 20% at September 30, 2020 (versus 10% at December 31, 2019 and 10% at September 30, 2019) of the net result of (i) through (iv), and (vi) applying liquidation preferences and fully diluted ownership percentages to the estimated equity value computed in (i) through (v).

The Company’s estimate of kaléo’s EV as of September 30, 2020 was determined by weighting the EBITDA Multiple Method by 20% and the DCF Method by 80% compared to an 80% and 20% weighting of the EBITDA Multiple Method and DCF Method, respectively, used in the Company's estimate of kaléo’s EV as of December 31, 2019. A heavier weighting towards the DCF Method as of September 30, 2020 was used as it reflects the significant decline in kaléo’s EBITDA during the three months ended September 30, 2020 and is based on kaléo's current projections that assume ongoing pricing pressures and additional research and development ("R&D") spending for new products. The DCF Method projections rely on numerous assumptions and Level 3 inputs, including estimating market growth, market share, pricing, net margins (after allowances for temporary discounts, prompt pay discounts, product returns, wholesaler fees, chargebacks, rebates and co-pays), selling expenses, R&D expenses, general and administrative expenses, income taxes on unlevered pretax income, working capital, capital expenditures and the risk-adjusted discount rate. In addition, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s discontinued Evzio business, which could have a material adverse effect on kaléo’s business that require assessment in any valuation method applied.
The table below provides a sensitivity analysis of the estimated fair value at September 30, 2020, of the Company’s investment in kaléo for changes in the EBITDA multiple used in applying the EBITDA Multiple Method and the changes in the weighting of the DCF Method.

($ Millions)		EV-to-Adjusted EBITDA Multiple
		4.0 x	5.0 x	6.0 x	7.0x	8.0x
Weighting to DCF Method	100%	$34.9	$34.9	$34.9	$34.9	$34.9
	90%	$33.4	$34.0	$34.7	$35.4	$36.1
	80%	$31.8	$33.2	$34.5	$35.9	$37.3
	70%	$30.3	$32.4	$34.4	$36.5	$38.5
	60%	$28.8	$31.5	$34.3	$37.0	$39.8
	50%	$27.3	$30.7	$34.1	$37.6	$41.0
The ultimate value of the Company’s ownership interest in kaléo will be determined and realized only if and when a liquidity event occurs, and the ultimate value could be materially different from the $34.5 million estimated fair value reflected in the Company’s financial statements at September 30, 2020.
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $15.7 million (16.8 million pounds of aluminum) at September 30, 2020 and $20.2 million (19.6 million pounds of aluminum) at December 31, 2019.

The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$659	Accrued expenses	$6
Liability derivatives: Aluminum futures contracts	Accrued expenses	(783)	Accrued expenses	(1,259)
Net asset (liability)		$(124)		$(1,253)

In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$83
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(3,000)	Accrued expenses	(935)
Net asset (liability)		$(3,000)		$(852)

The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real is annual net costs of 134 million Brazilian Real ("R$").

Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$2,200	3.9579	R$8,707	Oct-20	77%
$2,200	3.9660	R$8,725	Nov-20	77%
$2,050	3.9653	R$8,129	Dec-20	72%
$1,000	5.4358	R$5,436	Jan-21	50%
$1,000	5.4379	R$5,438	Feb-21	50%
$1,000	5.4417	R$5,442	Mar-21	50%
$1,000	5.4462	R$5,446	Apr-21	50%
$1,000	5.4508	R$5,451	May-21	50%
$1,000	5.4539	R$5,454	Jun-21	50%
$1,000	5.4566	R$5,457	Jul-21	50%
$1,000	5.4624	R$5,462	Aug-21	50%
$1,000	5.4675	R$5,468	Sep-21	50%
$1,000	5.4733	R$5,473	Oct-21	50%
$1,000	5.4799	R$5,480	Nov-21	50%
$1,000	5.4876	R$5,488	Dec-21	50%
$18,450	4.9353	R$91,056		54%

These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.’s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The pre-tax net fair value of the open forward contracts was a negative $2.4 million as of September 30, 2020.
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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2020 and 2019 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Three Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2020	2019	2020	2020	2019	2019
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$1,158	$(449)	$—	$(655)	$—	$(1,501)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income effective portion)	$(575)	$(816)	$15	$(1,767)	$15	$(101)
	Nine Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2020	2019	2020	2020	2019	2019
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(1,637)	$(1,887)	$—	$(6,015)	$—	$(1,598)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(2,766)	$(2,039)	$46	$(4,359)	$46	$(661)

As of September 30, 2020, the Company expects $0.1 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2020 and 2019, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

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
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the consolidated statements of income for the three and nine month periods ended September 30, 2020 and 2019, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Service cost	$—	$—	$9	$9
Interest cost	2,535	3,067	60	72
Expected return on plan assets	(2,804)	(3,404)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3,814	2,729	(47)	(58)
Net periodic benefit cost	$3,545	$2,392	$22	$23

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Service cost	$—	$—	$28	$25
Interest cost	7,605	9,202	180	218
Expected return on plan assets	(8,412)	(10,212)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	11,441	8,188	(141)	(173)
Net periodic benefit cost	$10,634	$7,178	$67	$70

Pension and other postretirement liabilities were $105.3 million and $108.1 million at September 30, 2020 and December 31, 2019, respectively ($0.7 million included in “Accrued expenses” at September 30, 2020 and December 31, 2019, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). The Company’s total required pension contributions for 2020 are expected to be $12.3 million; however, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the Company has elected as of September 30, 2020, to defer payment of $7.9 million of contributions until January 1, 2021. A $1.8 million pension plan contribution was made in January 2020 prior to the enactment of the CARES Act.
Tredegar funds its other postretirement benefits on a claims-made basis; for 2020, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2019, or approximately $0.3 million.

10    OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Gain (loss) on investment in kaléo accounted for under fair value method	$(36,200)	$4,300	$(61,000)	$28,482
Corporate costs associated with the divested Personal Care business	(1,130)	—	(1,130)	—
COVID-19-related expenses (a)	(494)	—	(1,594)	—
Other	(110)	(28)	(174)	26
Total	$(37,934)	$4,272	$(63,898)	$28,508
(a) Costs associated with operating under COVID-19 conditions include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.
The gain on investment in kaléo accounted for under fair value method shown above for the nine months ended September 30, 2019, includes a cash dividend of $17.6 million from kaléo. See Note 7 for more details on the investment in kaléo.
11    BUSINESS SEGMENTS
The Company’s business segments are Aluminum Extrusions, PE Films, and Flexible Packaging Films. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. All historical results for the Personal Care business have been presented as discontinued operations. The surface protection component of the PE Films segment now includes Pottsville Packaging.
The Company’s reportable segments are based on its method of internal reporting, which is generally segregated by differences in products. Accounting standards for presentation of segments require an approach based on the way the Company organizes the segments for making operating decisions and how the chief operating decision maker (“CODM”) assesses performance. EBITDA from ongoing operations is the key profitability measure used by the CODM (Tredegar’s President and Chief Executive Officer) for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) from continuing operations as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.

The following table presents net sales and EBITDA from ongoing operations by segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net Sales
Aluminum Extrusions	$115,621	$129,505	$339,566	$405,310
PE Films	26,440	34,487	103,444	99,313
Flexible Packaging Films	35,856	34,888	100,534	101,950
Total net sales	177,917	198,880	543,544	606,573
Add back freight	6,453	7,088	19,222	21,438
Sales as shown in the Consolidated Statements of Income	$184,370	$205,968	$562,766	$628,011
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$16,540	$16,464	$41,496	$51,231
Depreciation & amortization	(4,251)	(4,317)	(12,632)	(12,481)
EBIT	12,289	12,147	28,864	38,750
Plant shutdowns, asset impairments, restructurings and other	(720)	(610)	(2,637)	(667)
Goodwill impairment	—	—	(13,696)	—
Trade name accelerated amortization	—	(2,510)	—	(2,510)
PE Films:
Ongoing operations:
EBITDA	6,041	10,257	33,928	30,452
Depreciation & amortization	(1,785)	(1,458)	(4,868)	(4,380)
EBIT	4,256	8,799	29,060	26,072
Plant shutdowns, asset impairments, restructurings and other	(56)	(60)	(225)	(555)
Flexible Packaging Films:
Ongoing operations:
EBITDA	9,546	4,394	22,594	10,477
Depreciation & amortization	(443)	(394)	(1,306)	(1,101)
EBIT	9,103	4,000	21,288	9,376
Plant shutdowns, asset impairments, restructurings and other	(3)	—	(14)	—
Total	24,869	21,766	62,640	70,466
Interest income	11	11	43	25
Interest expense	494	859	1,598	3,354
Gain (loss) on investment in kaléo accounted for under fair value method	(36,200)	4,300	(61,000)	28,482
Stock option-based compensation costs	518	791	1,786	2,060
Corporate expenses, net	10,586	9,198	29,915	25,538
Income (loss) from continuing operations before income taxes	(22,918)	15,229	(31,616)	68,021
Income tax expense (benefit)	(5,942)	177	(8,308)	10,550
Income (loss) from continuing operations	(16,976)	15,052	(23,308)	57,471
Income (loss) from discontinued operations, net of tax	(48,237)	2,081	(53,031)	(6,076)
Net income (loss)	$(65,213)	$17,133	$(76,339)	$51,395

The following table presents identifiable assets by segment at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Aluminum Extrusions	$238,683	$265,027
PE Films	169,195	122,136
Flexible Packaging Films	61,903	74,016
Subtotal	469,781	461,179
General corporate	16,882	111,788
Cash and cash equivalents	35,022	31,422
Assets of discontinued operations	45,955	108,279
Total	$567,640	$712,668

The following tables disaggregate the Company’s revenue by geographic area and product group for the three and nine months ended September 30, 2020 and 2019:

Net Sales by Geographic Area (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
United States	$129,654	$145,629	$395,207	$455,509
Exports from the United States to:
Asia	14,255	23,163	59,816	61,037
Latin America	465	880	1,953	1,359
Canada	7,200	2,120	13,359	10,352
Europe	1,468	1,494	4,272	4,227
Operations outside the United States:
Brazil	24,875	25,594	68,937	73,864
China	—	—	—	225
Total	$177,917	$198,880	$543,544	$606,573
(a)    Export sales relate primarily to PE Films. Operations in China relate to PE Films. Operations in Brazil are primarily related to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $32.1 million in 2019, $5.9 million and $8.6 million in the third quarters of 2020 and 2019, respectively, and $25.1 million and $21.3 million in the first nine months of 2020 and 2019, respectively.

Net Sales by Product Group
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Aluminum Extrusions:
Nonresidential building & construction	$62,611	$64,340	$190,476	$202,998
Consumer durables	11,160	12,939	31,491	44,865
Automotive	10,332	11,091	25,375	36,214
Residential building & construction	10,149	11,110	29,016	33,060
Electrical	5,992	10,468	18,006	31,910
Machinery & equipment	7,581	10,191	23,147	29,585
Distribution	7,796	9,366	22,055	26,678
Subtotal	115,621	129,505	339,566	405,310
PE Films:
Surface protection films	19,868	27,053	79,919	76,194
Packaging	5,042	5,607	17,262	17,305
LED lighting products & other films	1,530	1,827	6,263	5,814
Subtotal	26,440	34,487	103,444	99,313
Flexible Packaging Films	35,856	34,888	100,534	101,950
Total	$177,917	$198,880	$543,544	$606,573

12    INCOME TAXES
Tredegar recorded a tax benefit of $8.3 million on a pretax loss from continuing operations of $31.6 million in the first nine months of 2020. Therefore, the effective tax rate in the first nine months of 2020 was 26.2%, compared to 15.5% in the first nine months of 2019. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate and discrete items recorded during the first nine months of the year.

The significant differences between the U.S. federal statutory rate and the effective income tax rate for the nine months ended September 30, 2020 and 2019 are as follows:

(In thousands, except percentages)	2020		2019
Nine Months Ended September 30,	Amount	%	Amount	%
Income tax (benefit) expense at federal statutory rate	$(6,639)	21.0%	$14,284	21.0%
Foreign tax incentives	(3,412)	10.8%	(2,416)	(3.6)%
Changes in estimates related to prior year tax provision	(1,001)	3.2%	(36)	(0.1)%
Research and development tax credit	(612)	1.9%	(336)	(0.5)%
State taxes, net of federal income tax benefit	(537)	1.7%	560	0.8%
Tax contingency accruals and tax settlements	(148)	0.5%	(2,527)	(3.7)%
Valuation allowance due to foreign losses and impairments	—	—%	(2,074)	(3.0)%
Tax impact of dividend received	—	—%	(1,016)	(1.5)%
Foreign Derived Intangible Income (FDII)	—	—%	(546)	(0.8)%
Valuation allowance for capital loss carry-forwards	61	(0.2)%	—	—%
Non-deductible expenses	312	(1.0)%	242	0.4%
Stock-based compensation	240	(0.8)%	(132)	(0.2)%
U.S. Tax on Foreign Branch Income	656	(2.1)%	3,034	4.5%
Foreign rate differences	2,772	(8.8)%	1,513	2.2%
Income tax expense (benefit) at effective income tax rate	$(8,308)	26.2%	$10,550	15.5%

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
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 13-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $3.4 million and $2.4 million in the first nine months of 2020 and 2019, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2016.
During the nine months ended September 30, 2020, new legislation was enacted and new IRS guidance was issued to provide relief to businesses in response to COVID-19. We have evaluated the tax provisions included in legislation such as the CARES Act, as well as recent IRS guidance and we do not expect it to have a significant impact on our financial position, results of operations or cash flows.
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

and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s 2019 Annual Report on Form 10-K (the “2019 Form 10-K”) and Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended March 31, 2020. Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC, including the 2019 Form 10-K.
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

Executive Summary
Tredegar Corporation is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American building & construction, automotive and specialty end-use markets through its Aluminum Extrusions segment; surface protection films for high-technology applications in the global electronics industry through its PE Films segment; and specialized polyester films primarily for the Latin American flexible packaging market through its Flexible Packaging Films segment. In 2019, the Company had sales from continuing operations of $826 million. With approximately 2,500 employees, the Company operates manufacturing facilities in North America, South America, and Asia.
On August 24, 2020, the Company entered into a definitive agreement to sell its Personal Care Films business ("Personal Care business"), which excludes the packaging film lines and related operations located at the Pottsville, Pennsylvania manufacturing site ("Pottsville Packaging"). The Company completed this divestiture at the end of October 2020. All historical results for the Personal Care business have been reflected as discontinued operations. The surface protection component of the PE Films segment now includes Pottsville Packaging.
Third quarter 2020 net loss from continuing operations was $17.0 million ($0.51 per diluted share) compared with net income from continuing operations of $15.1 million ($0.45 per diluted share) in the third quarter of 2019.
Third quarter 2020 results include:
•An after-tax loss on the Company’s investment in kaleo, Inc. (“kaléo”) of $28.2 million ($0.84 per share), which is accounted for under the fair value method (see Note 7 for more details).
Third quarter 2019 results include:
•An after-tax gain on the Company’s investment in kaléo of $3.4 million ($0.10 per diluted share), which is accounted for under the fair value method (see Note 7 for more details).
Other losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the three and nine months ended September 30, 2020 and 2019, respectively. Losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations is the measure of profit and loss used by Tredegar’s chief operating decision maker ("CODM") for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) from continuing operations as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
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
THE IMPACT OF COVID-19
Essential Business and Employee Considerations
The Company’s priorities during the COVID-19 pandemic continue to be to protect the health and safety of employees while keeping its manufacturing sites open due to the essential nature of many of its products. The Company’s businesses have been deemed “essential services,” “critical manufacturers,” and “life sustaining industries” under applicable state or national stay-at-home orders and, therefore, remain operational. Within the limitations imposed by the health and safety procedures described below, the Company has continued to manufacture the full range of products at its facilities, including certain products that are components for end-uses that are essential, critical or life sustaining such as: (i) polyester-based materials for flexible food packaging, (ii) polyethylene-based film for packaging products, (iii) aluminum extrusion parts for hospital beds, FEMA tents, temporary hospital structures and medical equipment, (iv) materials for face shields, and (v) polyethylene-based films used to protect components of flat panel displays during manufacturing and transportation processes, which are instrumental to allowing employees to work from home.
The Company’s protocols to protect the health and well-being of its employees from COVID-19 continue to develop as COVID-19 informed work practices evolve and the Company responds to recommended and mandated actions of government and health authorities.
The Company has educated employees about COVID-19 symptoms and hygiene best practices. It has adopted COVID-19 related pay and sick leave policies that require employees to stay home if they feel ill or have been exposed to others with the illness, until they are released to return to work by our Human Resources team. The Company’s policies include taking an employee’s temperature before entering production facilities; answering self-screening questions related to potential exposure and COVID-19 symptoms; mandating handwashing; requiring social distancing, and requiring face coverings on production floors at all times, requiring face coverings in common areas and office settings where social distancing is difficult; streamlining onsite personnel to only those required for production and distribution; strongly encouraging and, where mandated, requiring remote work for all those who can work from home; and disinfecting facilities. In the U.S., the Company has educated employees on COVID-19-related government benefits.
In April 2020, the Company began providing a weekly dashboard to its Board of Directors highlighting the impacts of COVID-19 on its employees, businesses and financial condition.
As of November 4, the Company was aware that 202 of its employees have had confirmed cases of COVID-19 since the outbreak began, with no fatalities. 179 of those employees have returned to work. Additional employees have been absent or self-quarantined due to COVID-19. Bonnell Aluminum is experiencing higher than normal absenteeism and hiring difficulties which it attributes to COVID-19-related factors. Bonnell Aluminum continuously attempts to match its direct labor with demand and is facing difficulty hiring sufficient labor to meet desired shipment levels.
Financial Considerations

The 2020 annual plan for Bonnell Aluminum (pre-COVID-19) included sales volume of 201 million pounds and EBITDA from ongoing operations of $65 million, versus 2019 sales volume of 208 million pounds and EBITDA from ongoing operations of $65.7 million. Bonnell's current projections for 2020 include sales volume of 184 million pounds and EBITDA from ongoing operations of $51 million. The current projections reflect an improvement versus the previous projections which were communicated on August 6, 2020 and included sales volume of 170 million pounds and EBITDA from ongoing operations of $42 million.
Approximately 59% of Bonnell Aluminum’s net sales in 2019 were related to building and construction (“B&C”) markets (non-residential B&C of 51% and residential B&C of 8%). Much of the current sales volume associated with the B&C market is related to contracts that existed at the start of the COVID-19 pandemic. Once completed, the level of new contracts is uncertain. During the economic downturn from 2007 to 2009 (also known as “The Great Recession”), the Company estimates that the aluminum extrusion industry demand peak-to-trough fell approximately, 40% from 2006 to 2009, with sequential annual declines during this period of approximately 13%, 13% and 20%, respectively. The Company estimates that the average peak-to-trough decline in demand in past business cycles since 1982 for the aluminum extrusions industry is approximately 20%. Overall, the Company believes that volume results for Bonnell Aluminum in the third quarter and year-to-date have outperformed the industry, and performance to date during the COVID-19 environment has exceeded the Company's expectations. No significant issues have arisen to date on the collection of accounts receivable at Bonnell Aluminum.
Demand has remained strong under COVID-19 conditions for the Company’s flexible food packaging films produced by Terphane. The Surface Protection component of PE Films had record performance for EBITDA from ongoing operations in the second quarter and first half of 2020, but experienced a slowdown in the third quarter which it expects to continue for the fourth quarter of 2020, based on industry projections for products using flat panel displays and current customer inventory corrections. In addition, the Company estimates that a portion of the third quarter decline in volume for the Surface Protection business is related to a customer product transition previously disclosed (see the PE Films section of this report for further discussion). No significant issues have arisen to date on the collection of accounts receivable at Terphane or Surface Protection.
Tredegar’s defined benefit pension plan, which was frozen at the end of 2007, was underfunded on a GAAP basis by $100 million at December 31, 2019, comprised of investments at fair value of $218 million and a projected benefit obligation (“PBO”) of $318 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though the value of these amounts changes daily. The Company estimates COVID-19-related changes to the values of pension plan assets and liabilities (mainly an increase in liabilities from the adverse impact of applying a lower discount rate to estimate the projected benefit obligation) resulted in an increase in the underfunding from $100 million to $120 million at September 30, 2020.
Tredegar owns approximately 18% of kaleo, Inc. (“kaléo”), which makes and sells an epinephrine delivery device under the name AUVI-Q®. The Company accounts for its investment in kaléo on a fair value basis. The Company’s estimate of the fair value of its interest in kaléo at September 30, 2020 was $34.5 million ($30.3 million after taxes), which represents a decrease of $36.2 million ($28.2 million after taxes) and a decrease of $61.0 million ($47.7 million after taxes) since June 30, 2020 and December 31, 2019, respectively. The decline in estimated fair value during the first nine months of 2020 was primarily due to: (i) lower expectations for 2020 EBITDA and net cash flow associated with lower market demand for epinephrine delivery devices, resulting from COVID-19-related delays in in-person back-to-school schedules which significantly impacted kaléo’s peak back-to-school season, and social distancing guidelines which disrupted 2020 summer and after-school activities, (ii) pricing pressure, and (iii) a higher private company liquidity discount. kaléo’s stock is not publicly traded. The ultimate value of Tredegar’s ownership interest in kaléo could be materially different from the $34.5 million estimated fair value reflected in the Company’s financial statements at September 30, 2020.
Tredegar had debt (all under its revolving credit agreement) of $7.0 million and cash of $35.0 million at September 30, 2020. Cash balances increased at the end of October as a result of the sale of the Personal Care business. The revolving credit agreement allows borrowings of up to $500 million and matures in June 2024. The Company believes that its most restrictive covenant (computed quarterly) is the leverage ratio, which permits maximum borrowings of up to 4x EBITDA, as defined under the revolving credit agreement for the trailing four quarters (“Credit EBITDA”). The Company had Credit EBITDA and a leverage ratio (calculated in the “Liquidity and Capital Resources” section of the Company’s Quarterly Report on the period ended September 30, 2020 ("Form 10-Q")) of $95.7 million and 0.07x, respectively, at September 30, 2020. The Company’s current stress testing under a COVID-19-driven recession indicates a low probability that a future leverage ratio will exceed 4.0x.

CONTINUING OPERATIONS REVIEW
Aluminum Extrusions
A summary of operating results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2020	2019		2020	2019
Sales volume (lbs)	48,859	51,404	(5.0)%	139,985	158,657	(11.8)%
Net sales	$115,621	$129,505	(10.7)%	$339,566	$405,310	(16.2)%
Ongoing operations:
EBITDA	$16,540	$16,464	0.5%	$41,496	$51,231	(19.0)%
Depreciation & amortization*	$(4,251)	$(4,317)	1.5%	$(12,632)	$(12,481)	(1.2)%
EBIT**	$12,289	$12,147	1.2%	$28,864	$38,750	(25.5)%
Capital expenditures	$1,784	$3,057		$4,713	$11,844
* Excludes pre-tax accelerated amortization of trade name of $2.5 million in the three and nine months ended September 30, 2019.
** See the net sales and EBITDA from ongoing operations by segment statements for a reconciliation of this non-GAAP measure to GAAP.

Third Quarter 2020 Results vs. Third Quarter 2019 Results
Net sales (sales less freight) in the third quarter of 2020 decreased versus 2019 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Sales volume in the third quarter of 2020 decreased by 5.0% versus 2019. Sales volume in the specialty market, which represented approximately 32% of 2019 sales, experienced double-digit declines for the period. Sales volume in the automotive market, which represented approximately 9% of 2019 sales, was flat versus the third quarter of 2019. Non-residential B&C shipments increased 2.5% in the third quarter of 2020 versus the third quarter of 2019, but the Company expects a decline in its shipments for this end market, potentially beginning at the end of 2020, as a result of COVID-19-related reduced demand. However, overall the Company believes that volume results for Bonnell Aluminum in the third quarter of 2020 and year-to-date have outperformed the industry, and performance to date during the COVID-19 environment has exceeded the Company's expectations. See the “The Impact of COVID-19” section for more information on business conditions and projections.
EBITDA from ongoing operations in the third quarter of 2020 was relatively flat in comparison to the third quarter of 2019. Lower volumes ($2.4 million) and higher labor and employee-related costs ($0.4 million), were partially offset by higher pricing ($1.0 million) and lower freight costs ($0.5 million). In addition, the timing of the flow through under the first-in first-out ("FIFO") method of aluminum raw material costs previously acquired at lower prices in a quickly rising commodity pricing environment resulted in a benefit of $1.5 million in the third quarter of 2020 versus a charge of $0.3 million in the third quarter of 2019.
First Nine Months 2020 Results vs. First Nine Months 2019 Results
Net sales in the first nine months of 2020 decreased versus 2019 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Sales volume in the first nine months of 2020 decreased by 11.8% versus 2019, which the Company believes was mainly a result of COVID-19-related lower demand.

EBITDA from ongoing operations in the first nine months of 2020 decreased in comparison to the first nine months of 2019 due to lower volumes ($13.2 million) and higher labor and employee-related costs ($2.0 million), partially offset by higher pricing ($5.7 million) and lower freight ($1.0 million). In addition, inventories accounted for under the FIFO method resulted in a charge of $1.8 million in the first nine months of 2020 versus a charge of $0.9 million in the first nine months of 2019.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $11 million in 2020, including infrastructure upgrades at the Carthage, Tennessee and Newnan, Georgia facilities ($2 million), and approximately $9 million required to support continuity of current operations. Depreciation expense is projected to be $14 million in 2020. Amortization expense is projected to be $3 million in 2020.
PE Films
A summary of operating results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2020	2019		2020	2019
Sales volume (lbs)	9,556	11,132	(14.2)%	33,348	31,936	4.4%
Net sales	$26,440	$34,487	(23.3)%	$103,444	$99,313	4.2%
Ongoing operations:
EBITDA	$6,041	$10,257	(41.1)%	$33,928	$30,452	11.4%
Depreciation & amortization	$(1,785)	$(1,458)	(22.4)%	$(4,868)	$(4,380)	(11.1)%
EBIT*	$4,256	$8,799	(51.6)%	$29,060	$26,072	11.5%
Capital expenditures	$187	$3,623		$3,231	$5,575
* See the net sales and EBITDA from ongoing operations by segment statements for a reconciliation of this non-GAAP measure to GAAP.
Third Quarter 2020 Results vs. Third Quarter 2019 Results
Net sales declined by $8.1 million in the third quarter of 2020 versus 2019 primarily due to previously disclosed customer product transitions in Surface Protection, inclusive of some cyclical customer inventory corrections ($6.8 million), and COVID-19-related factors in other product segments within PE Films ($1.3 million). The Company believes that the inventory corrections are related to a build-up by customers during the strong first half of 2020.
EBITDA from ongoing operations in the third quarter of 2020 decreased by $4.3 million versus the third quarter of 2019 primarily due to the customer product transitions in Surface Protection, inclusive of some inventory corrections ($4.4 million) and higher manufacturing operating costs and selling, general and administrative expenses ($0.5 million), partially offset by higher contribution from sales not impacted by the customer product transitions ($0.5 million).
Customer Product Transitions in Surface Protection
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation processes and then discarded.
The Company previously reported the risk that a portion of its film products used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. These transitions principally relate to one customer. The Company believes that previously reported delays in this customer's transitions were recently resolved by the customer and much of the remaining transitions could occur by the end of 2021. Under this scenario, the Company estimates that the contribution to EBITDA from ongoing operations for PE Films could decline due to the remaining customer product transitions by $18 million in 2021 versus 2020 and $4 million in 2022 versus 2021. To offset the potential adverse impact, the Company is aggressively pursuing and making progress in generating contribution from sales from new surface protection products, applications and customers. Annual contribution to EBITDA from ongoing operations for PE Films on surface protection products unrelated to the customer product transitions has increased since 2018 by approximately $11 million.

First Nine Months 2020 Results vs. First Nine Months 2019 Results

Net sales increased by $4.1 million in the first nine months of 2020 versus 2019 due to higher sales of products unrelated to customer product transitions ($5.8 million), partially offset by lower sales associated with the customer product transitions that occurred during the third quarter of this year ($1.7 million).
EBITDA from ongoing operations in the first nine months of 2020 increased by $3.3 million versus the first nine months of 2019 primarily due to:
•A $1.9 million increase from Surface Protection, primarily due to sales of products unrelated to the customer product transitions ($3.7 million), partially offset by lower sales associated with the customer product transitions that occurred during the third quarter of this year ($1.3 million) and higher net manufacturing operating costs and selling, general and administrative expenses ($0.5 million); and
•A $1.2 million increase from Pottsville Packaging primarily related to higher sales volume and a $0.4 million favorable variance from other activities.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $8 million in 2020 including: $2 million to complete a scale-up line in Surface Protection to improve development and speed to market for new products, and $6 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $6 million in 2020. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of operating results for Flexible Packaging Films, which is also referred to as Terphane, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2020	2019		2020	2019
Sales volume (lbs)	30,115	27,920	7.9%	85,089	79,841	6.6%
Net sales	$35,856	$34,888	2.8%	$100,534	$101,950	(1.4)%
Ongoing operations:
EBITDA	$9,546	$4,394	117.3%	$22,594	$10,477	115.7%
Depreciation & amortization	$(443)	$(394)	(12.4)%	$(1,306)	$(1,101)	(18.6)%
EBIT*	$9,103	$4,000	127.6%	$21,288	$9,376	127.0%
Capital expenditures	$1,183	$2,698		$2,448	$5,692
* See the net sales and EBITDA from ongoing operations by segment statements for a reconciliation of this non-GAAP measure to GAAP.
Third Quarter 2020 Results vs. Third Quarter 2019 Results
Net sales in the third quarter of 2020 increased 2.8% compared to the third quarter of 2019 primarily due to higher sales volume and favorable product mix, partially offset by lower selling prices from the pass-through of lower resin costs.
Terphane’s EBITDA from ongoing operations in the third quarter of 2020 increased by $5.1 million versus the third quarter of 2019 primarily due to:
•Lower raw material costs, net of lower selling prices ($0.9 million), higher sales volume ($0.9 million), favorable product mix ($1.0 million), and lower fixed ($1.2 million) and variable costs ($0.4 million);
•Net favorable foreign currency translation of Real-denominated operating costs ($0.6 million); and
•Foreign currency transaction gains of $0.5 million in 2020 versus gains of $0.3 million in 2019.
Terphane has experienced strong demand in all of its markets, including Brazil, North America and export markets, and especially in the U.S. for value-added products, driven by the need for safe packaged food and cleaning products during the COVID-19 environment. See the “The Impact of COVID-19” section for more information.
First Nine Months 2020 Results vs. First Nine Months 2019 Results
Net sales in the first nine months of 2020 decreased 1.4% compared to the first nine months of 2019 primarily due to lower selling prices from the pass-through of lower resin costs, partially offset by higher sales volume.

Terphane’s EBITDA from ongoing operations in the first nine months of 2020 increased by $12.1 million versus the first nine months of 2019 primarily due to:
•Lower raw material costs, net of lower selling prices ($5.6 million), higher sales volume ($2.2 million), favorable product mix ($1.8 million), lower fixed costs ($1.3 million), partially offset by higher variable costs ($1.1 million);
•Net favorable foreign currency translation of Real-denominated costs ($1.2 million);
•Foreign currency transaction gains of $0.2 million in the first nine months of 2020 versus transaction gains of $0.3 million in 2019; and
•A benefit of $1.2 million in the first three months of 2020 resulting from the favorable settlement of a dispute related to value-added taxes.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $5 million in 2020, including $1 million for new capacity for value-added products and productivity projects, and $4 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $1 million in 2020. Amortization expense is projected to be $0.4 million in 2020.
Corporate Expenses, Interest and Taxes
Pension expense was $10.6 million in the first nine months of 2020, versus $7.2 million in the first nine months of 2019. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 11. Pension expense is projected to be approximately $14 million in 2020, which is determined at the beginning of the year based on the funded status of the Company’s defined benefit pension plan and actuarial assumptions at that time. See the “The Impact of COVID-19” section for the Company’s estimate of the funded status of the pension plan at September 30, 2020. In addition to the higher pension expense in the first nine months of 2020 compared to 2019, corporate expenses, net, increased primarily due to higher professional fees ($2.1 million) related to business development activities, partially offset by lower employee-related insurance costs ($0.9 million).
Interest expense was $1.6 million in the first nine months of 2020 in comparison to $3.4 million in the first nine months of 2019, primarily due to lower average debt levels.
The effective tax rate used to compute income taxes for continuing operations in the first nine months of 2020 was 26.2% compared to 15.5% in the first nine months of 2019. The differences between the U.S. federal statutory rate and the effective tax rate for the first nine months of 2020 and 2019 are shown in the table provided in Note 12.
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

Results of Continuing Operations
Third Quarter of 2020 Compared with the Third Quarter of 2019

Sales in the third quarter of 2020 decreased by 10.5% compared with the third quarter of 2019. Net sales decreased 10.7% in Aluminum Extrusions primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Net sales decreased 23.3% in PE Films primarily due to the previously disclosed customer product transitions in Surface Protection, inclusive of some customer inventory corrections, and COVID-19-related factors in other product segments within PE Films. Net sales in Flexible Packaging Films increased 2.8% primarily due to higher sales volume and favorable product mix, partially offset by lower selling prices from the pass-through of lower resin costs. For more information on net sales and volume, see the Executive Summary.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 22.7% in the third quarter of 2020 compared to 18.9% in the third quarter of 2019. The gross profit margin in Flexible Packaging Films increased due to higher sales volume, lower raw material costs and favorable product mix. The gross profit margin in Aluminum Extrusions increased primarily due to higher average selling prices. The gross profit margin in PE Films decreased primarily due to the customer product transitions in Surface Protection.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 12.0% in the third quarter of 2020, compared with 10.3% in the third quarter of last year. The higher SG&A percentage is attributable to decreased sales as discussed above and decreased SG&A expenses. The decline in SG&A expense is due to lower professional fees associated with the remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting and business development activities.
Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the third quarters of 2020 and 2019 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Three Months Ended September 30,
($ in millions)	2020	2019
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP feasibility study (b)	$0.3	$—
COVID-19-related expenses (c)	0.5	—
Wind damage to roof of Elkhart, Indiana plant (b)	—	0.3
Environmental charges at Carthage, Tennessee plant (a)	—	0.3
Total for Aluminum Extrusions	$0.8	$0.6
PE Films:
Losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses (c)	$—	$—
Other restructuring costs - severance	—	0.1
Total for PE Films	$—	$0.1
Corporate:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; business development activities; and implementation of new accounting guidance (b)	$0.6	$1.5
Corporate costs associated with the divested Personal Care business (a)	1.1	—
Write-down of investment in Harbinger Capital Partners Special Situations Fund (b)	0.1	—
Total for Corporate	$1.8	$1.5
(a) Included in “Cost of goods sold” in the consolidated statements of income.
(b) Included in “Selling, general and administrative” in the consolidated statements of income.
(c) Included in “Other income (expense), net” in the consolidated statements of income.

Interest expense was $0.5 million in the third quarter of 2020 compared to $0.9 million in the third quarter of 2019, primarily due to lower average debt levels. Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In millions)	2020	2019
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$24.3	$71.1
Average interest rate	1.7%	3.9%
First Nine Months 2020 Results vs. First Nine Months 2019 Results

Sales in the first nine months of 2020 decreased by 10.4% compared with the first nine months of 2019. Net sales decreased 16.2% in Aluminum Extrusions primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Net sales increased 4.2% in PE Films primarily due to higher sales in the first half of 2020, partially offset by lower sales associated with the customer product transitions that mainly occurred during the third quarter of this year. Net sales in Flexible Packaging Films decreased 1.4% due to lower selling prices from the pass-through of lower resin costs, partially offset by higher sales volume. For more information on net sales and volume, see the Executive Summary.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 22.8% in the first nine months of 2020 compared to 18.8% in the first nine months of 2019. The gross profit margin in Flexible Packaging Films increased due to lower raw material costs and favorable product mix. The gross profit margin in PE Films increased primarily due to strong performance in the first half of 2020. The gross profit margin in Aluminum Extrusions was consistent with the prior year period.

As a percentage of sales, SG&A and R&D expenses were 12.0% in the first nine months of 2020, compared with 9.9% in the first nine months of 2019. SG&A and R&D expenses were up year-over-year, while net sales decreased. Increased SG&A expense is primarily due to increased professional fees related to business development activities, partially offset by lower employee-related insurance costs.
Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first nine months of 2020 and 2019 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP feasibility study (b)	$1.2	$—
COVID-19-related expenses (c)	1.4	—
Wind damage to roof of Elkhart, Indiana plant (b)	—	0.3
Environmental charges at Carthage, Tennessee plant (a)	—	0.3
Total for Aluminum Extrusions	$2.6	$0.6
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$0.1
Write-off of films production line - Guangzhou, China facility	—	0.4
Losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses (c)	0.2	—
Total for PE Films	$0.3	$0.5
Corporate:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; business development activities; and implementation of new accounting guidance[2]	$4.1	$3.3
Accelerated recognition of stock-based compensation expense (b)	0.1	—
Corporate costs associated with the divested Personal Care business (a)	1.1	—
Write-down of investment in Harbinger Capital Partners Special Situations Fund (c)	0.3	—
Total for Corporate	$5.6	$3.3
(a) Included in “Cost of goods sold” in the consolidated statements of income.
(b) Included in “Selling, general and administrative” in the consolidated statements of income.
(c) Included in “Other income (expense), net” in the consolidated statements of income.

Interest expense was $1.6 million in the first nine months of 2020 compared to $3.4 million in the first nine months of 2019, primarily due to lower average debt levels. Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In millions)	2020	2019
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$37.0	$93.1
Average interest rate	2.5%	4.1%

Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from continuing operations from December 31, 2019 to September 30, 2020 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

•Accounts and other receivables decreased $7.0 million (7.9%).
◦Accounts and other receivables in Aluminum Extrusions decreased by $3.9 million primarily due to lower sales volume and lower selling prices due to the pass-through of lower metal costs. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 47.3 days for the 12 months ended September 30, 2020 and 48.5 days for the 12 months ended December 31, 2019.
◦Accounts and other receivables in PE Films decreased by $4.1 million primarily due to lower sales volume during the third quarter of 2020 and the negotiation of shorter payments terms with certain customers. DSO was approximately 31.0 days for the 12 months ended September 30, 2020 and 34.7 days for the 12 months ended December 31, 2019.
◦Accounts and other receivables in Flexible Packaging Films increased by $1.0 million primarily due to higher sales volume and the timing of cash receipts. DSO was approximately 42.0 days for the 12 months ended September 30, 2020 and 37.7 days for the 12 months ended December 31, 2019.
•Inventories decreased $0.7 million (1.0%).

◦Inventories in Aluminum Extrusions increased by $0.6 million due to effective inventory management despite lower sales volume and lower aluminum extrusion industry demand. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 39.1 days for the 12 months ended September 30, 2020 and 38.6 days for the 12 months ended December 31, 2019.
◦Inventories in PE Films increased by $2.9 million primarily due to higher planned inventory levels during the first half of 2020 and lower sales volume in the third quarter of 2020. DIO was approximately 57.8 days for the 12 months ended September 30, 2020 and 51.3 days for the 12 months ended December 31, 2019.
◦Inventories in Flexible Packaging Films decreased by approximately $4.2 million primarily due to lower raw material costs. DIO was approximately 88.7 days for the 12 months ended September 30, 2020 and 94.3 days for the 12 months ended December 31, 2019.
•Net property, plant and equipment decreased $8.6 million (5.0%) primarily due to depreciation expenses of $16.8 million and a reduction from the effect of changes in foreign exchange rates of $2.8 million, partially offset by capital expenditures of $10.4 million.
•Identifiable intangible assets, net decreased by $2.7 million (11.7%) primarily due to amortization expense of $2.3 million.
•Accounts payable decreased $11.2 million (12.9%).
◦Accounts payable in Aluminum Extrusions decreased by $3.4 million primarily due to lower aluminum raw material costs and a decline in raw material purchases. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 52.6 days for the 12 months ended September 30, 2020 and 49.9 days for the 12 months ended December 31, 2019.
◦Accounts payable in PE Films decreased by $5.9 million primarily due to lower raw material purchases during the third quarter of 2020. DPO was approximately 40.7 days for the 12 months ended September 30, 2020 and 37.1 days for the 12 months ended December 31, 2019.
◦Accounts payable in Flexible Packaging Films decreased $3.2 million due to the lower raw material costs. DPO was approximately 60.4 days for the 12 months ended September 30, 2020 and 55.2 days for the 12 months ended December 31, 2019.
Net cash provided by operating activities declined by $20.0 million primarily due to higher net working capital of $5.2 million in the first nine months of 2020 versus a decrease of $14.1 million in the first nine months of 2019 and the kaléo dividend of $17.6 million received in 2019, partially offset by higher EBITDA for business segments of $5.9 million in the first nine months of 2020 versus the prior period.
Net cash used in investing activities was $13.4 million in the first nine months of 2020 compared with $26.3 million in the first nine months of 2019. Cash used in investing activities declined in the first nine months of 2020 compared to the first nine months of 2019 due to lower capital expenditure spending of $23.8 million, partially offset by $10.9 million of cash proceeds received in the third quarter of 2019 for the sale of the PE Films’ Shanghai manufacturing facility.
Net cash used in financing activities of $47.6 million in the first nine months of 2020 was related to net repayments of $35.0 million under the Credit Agreement (as defined below) and the payment of regular quarterly dividends of $12.0 million (36 cents per share). Cash used in financing activities of $47.5 million in the first nine months of 2019 was primarily related to net repayments of $33.5 million under the prior credit agreement, debt financing costs of $1.8 million and the payment of regular quarterly dividends of $11.3 million (34 cents per share).
On June 28, 2019, Tredegar entered into a $500 million five-year, secured revolving credit agreement (“Credit Agreement”), with an option to increase that amount by $100 million.
Net capitalization and indebtedness as defined under the Credit Agreement as of September 30, 2020 were as follows:

Net Capitalization and Indebtedness as of September 30, 2020
(In thousands)
Net capitalization:
Cash and cash equivalents	$35,022
Debt:
Credit Agreement	7,000
Cash and cash equivalents, net of debt	28,022
Shareholders’ equity	289,309
Net capitalization	$261,287
Indebtedness as defined in Credit Agreement:
Total debt	$7,000
Other	—
Indebtedness	$7,000

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

At September 30, 2020, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 150 basis points. Under the Credit Agreement, borrowings are permitted up to $500 million, and approximately $376 million was available to borrow at September 30, 2020 based upon the most restrictive covenants within the Credit Agreement.
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

Computations of Credit EBITDA and Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended September 30, 2020 (In Thousands)
Computation of Credit EBITDA for the twelve months ended September 30, 2020:
Net income (loss)	$(79,474)
Plus:
After-tax losses related to discontinued operations	57,157
Total income tax expense for continuing operations	—
Interest expense	2,295
Depreciation and amortization expense (excluding amortization of right-of-use lease assets) for continuing operations	32,834
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,126)	23,280
Charges related to stock option grants and awards accounted for under the fair value-based method	3,960
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	61,000
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(5,313)
Interest income	(84)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Credit EBITDA	$95,655
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at September 30, 2020:
Leverage ratio (indebtedness-to-Credit EBITDA)	.07x
Interest coverage ratio (Credit EBITDA-to-interest expense)	41.68x
Most restrictive covenants as defined in the Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($130,000 plus 50% of net income generated for each quarter beginning April 1, 2019)	$151,403
Maximum leverage ratio permitted	4.00	x
Minimum interest coverage ratio permitted	3.00	x

As of September 30, 2020, Tredegar was in compliance with all financial covenants in the Credit Agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At September 30, 2020, the Company had cash and cash equivalents of $35.0 million, including cash and cash equivalents held by locations outside the U.S. of $20.0 million.

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
Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices (natural gas is the principal energy source used to operate its casting furnaces). Changes in polyethylene resin prices and the timing of those changes could have a significant impact on profit margins in PE Films. Changes in polyester resin, PTA and MEG prices, and the timing of those changes, could have a significant impact on profit margins in Flexible Packaging Films. There is no assurance of the Company’s ability to pass through higher raw material and energy costs to its customers.
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

The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. Selling prices to customers are set considering numerous factors, including the expected volatility of resin prices. In certain situations, PE Films has index-based pass-through raw material cost arrangements with customers. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.
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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2020 and 2019 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Nine Months Ended September 30,
	2020		2019
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	2%	—%	2%	—%
Europe	1	—	1	—
Latin America	—	13	—	12
Asia	11	—	10	—
Total	14%	13%	13%	12%
* The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
Tredegar attempts to match the pricing and cost of its products in the same currency and generally views the volatility of foreign currencies and the corresponding impact on earnings and cash flow as part of the overall risk of operating in a global environment (for additional information, see trends for the Brazilian Real and Chinese Yuan in the charts on the following page). Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Chinese Yuan and the Brazilian Real.
PE Films is generally able to match the currency of its sales and costs for its product lines. For flexible packaging films produced in Brazil, selling prices and key raw material costs are principally determined in U.S. Dollars and are impacted by local economic conditions and local and global competitive dynamics. Flexible Packaging Films is exposed to foreign exchange translation risk (its functional currency is the Brazilian Real) because almost 90% of the sales of Flexible Packaging Films business unit in Brazil (“Terphane Ltda.”) and substantially all of its related raw material costs are quoted or priced in U.S. Dollars while its variable conversion, fixed conversion and sales, general and administrative costs before depreciation & amortization (collectively “Terphane Ltda. Operating Costs”) are quoted or priced in Brazilian Real. This mismatch, together with a variety of economic variables impacting currency exchange rates, causes volatility that could negatively or positively impact EBITDA from ongoing operations for Flexible Packaging Films.
The Company estimates annual net costs of R$134 million for the net mismatch translation exposure between Terphane Ltda.’s U.S. Dollar quoted or priced sales and raw material costs and underlying Brazilian Real quoted or priced Terphane Ltda. Operating Costs. Terphane Ltda. has outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars to hedge its exposure. See Note 8 for more information on outstanding hedging contracts and this hedging program.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had an unfavorable impact on operating profit from ongoing operations in PE Films of $0.4 million in the third quarter of 2020 compared with the third quarter of 2019 and had an unfavorable impact of $0.4 million in the first nine months of 2020 compared with the first nine months of 2019.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of September 30, 2020, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
a.Identified material processes and significant locations for the purpose of identifying risks of material misstatement to the Company’s financial statements,
b.Conducted interviews with relevant parties to ensure our understanding of the activities involved in the recording of transactions within material processes,
c.Substantially completed a comprehensive review and update, as necessary, of the documentation of relevant processes with respect to the Company’s internal control over financial reporting,
d.Documented significant elements of a comprehensive risk assessment and internal control gap analysis and commenced the validation thereof with key stakeholders,
e.Commenced the design of certain new or redesigned internal controls, and
f.Commenced the design and implementation of internal controls for certain processes within its Aluminum Extrusions business, its Flexible Packaging business, and its corporate functions.
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

During the quarter ended September 30, 2020, the Company, with the assistance of its outside consultant, began designing and implementing internal controls for certain processes within its Aluminum business, Flexible Packaging business, and its corporate function. Except as noted above with respect to the implementation of the remediation plan, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Item 6.    Exhibits.

Exhibit Nos.

2.1
Amended and Restated Purchase and Sale Agreement, dated as of October 30, 2020, by and among Fitesa Nao Tecidos S.A., Fitesa US LLC, Miramar Participações Ltda, Tredegar Corporation, Tredegar Far East Corporation, Tredegar Film Products (Latin America), Inc., Tredegar Investments, LLC and Fitesa S.A. (filed as Exhibit 2.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on November 3, 2020, and incorporated herein by reference).

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

Tredegar Corporation
(Registrant)

Date:	November 9, 2020	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2020	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)