Form 10-K
period 2020-12-31
TREDEGAR CORP
filed 2021-03-16
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

(Title of class)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter): $406,328,122*
Number of shares of Common Stock outstanding as of March 12, 2021: 33,537,892

*	In determining this figure, an aggregate of 7,133,634 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange on June 30, 2020.
Documents Incorporated By Reference
Portions of the Tredegar Corporation Proxy Statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K
Year Ended December 31, 2020

PART I
Item 1.    BUSINESS
Description of Business
Tredegar Corporation (“Tredegar”) is engaged, through its subsidiaries, in the manufacture of aluminum extrusions, polyethylene (“PE”) plastic films and polyester (“PET”) films. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.
The Company's reportable business segments are Aluminum Extrusions, PE Films and Flexible Packaging Films.
On October 30, 2020, the Company completed the sale of its personal care films business (“Personal Care Films”). The transaction excluded the packaging film lines and related operations located at the Pottsville, Pennsylvania manufacturing site (“Pottsville Packaging”), which are now being reported within the Surface Protection component of PE Films. Commencing in the third quarter of 2020, all historical results for Personal Care Films have been presented as discontinued operations.
In December 2020, the Company entered into a definitive agreement and completed the sale of Bright View Technologies (“Bright View”). The sale does not represent a strategic shift nor does it have a major effect on the Company’s historical and ongoing operations, thus all financial information for Bright View has been presented as continuing operations. Bright View historically has been reported in the PE Films segment.
For more information on these transactions, see Note 2 “Discontinued Operations” to the Consolidated Financial Statements included in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K (“Item 15”).
Aluminum Extrusions
Aluminum Extrusions, also referred to as Bonnell Aluminum, produces high-quality, soft-alloy and medium-strength custom fabricated and finished aluminum extrusions for the building and construction, automotive and transportation, consumer durables, machinery and equipment, electrical and renewable energy, and distribution markets. Bonnell Aluminum has manufacturing facilities located in the United States (“U.S.”).
Aluminum Extrusions manufactures mill (unfinished), machined, anodized and painted (finished) and fabricated aluminum extrusions for sale directly to fabricators and distributors. It also sells branded aluminum flooring trims under its Futura TransitionsTM line and aluminum framing systems under its TSLOTSTM line. Aluminum Extrusions competes primarily on the basis of product quality, service and price. Sales are made predominantly in the U.S.
The end-uses in each of Aluminum Extrusions’ primary market segments include:

Major Markets	End-Uses

Building & construction nonresidential
Commercial windows and doors, curtain walls, storefronts and entrances, automatic entry doors, walkway covers, ducts, louvers and vents, office wall panels, partitions and interior enclosures, acoustical walls and ceilings, point of purchase displays, pre-engineered structures, and flooring trims (Futura TransitionsTM)

Building & construction - residential	Residential windows and doors, shower and tub enclosures, railing and support systems, venetian blinds, and swimming pools
Automotive and transportation	Automotive and light truck structural components, spare parts, after-market automotive accessories, grills for heavy trucks, travel trailers and recreation vehicles
Consumer durables	Furniture, pleasure boats, refrigerators and freezers, appliances and sporting goods
Machinery & equipment	Material handling equipment, conveyors and conveying systems, medical equipment, and aluminum framing systems (TSLOTSTM)
Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theater set structures and various standard profiles (including rod, bar, tube and pipe)
Electrical and renewable energy	Lighting fixtures, electronic apparatus, solar panel brackets, and rigid and flexible conduits

Aluminum Extrusions’ net sales (sales less freight) by market segment for the three years ended December 31, 2020 is shown below:

% of Aluminum Extrusions Net Sales by Market Segment
	2020	2019	2018
Building and construction:
Nonresidential	56%	51%	51%
Residential	9%	8%	8%
Automotive	8%	9%	8%
Specialty:
Consumer durables	10%	11%	12%
Machinery & equipment	7%	7%	7%
Electrical	4%	7%	7%
Distribution	6%	7%	7%
Total	100%	100%	100%
In 2020, 2019 and 2018, nonresidential building and construction accounted for approximately 35%, 34% and 35% of Tredegar’s consolidated net sales, respectively.
Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under annual contracts. Aluminum Extrusions believes that it has adequate supply agreements for aluminum and other required raw materials and supplies in the foreseeable future.
PE Films
PE Films is composed of surface protection films, polyethylene overwrap films and films for other markets. Tredegar’s Surface Protection unit produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™, ForceField PEARL® and Pearl A™ brand names. These films, which are manufactured at facilities in the U.S. and China, support manufacturers of optical and other specialty substrates used in high-technology applications, most notably protecting high-value components of flat panel and flexible displays used in televisions, monitors, notebooks, smartphones, tablets, e-readers, automobiles and digital signage, during the manufacturing and transportation process. In 2020, 2019 and 2018, surface protection films accounted for approximately 15%, 13% and 12% of Tredegar’s consolidated net sales, respectively.
In October 2020, the Surface Protection unit assumed responsibility for Pottsville Packaging, which was previously reported within the Personal Care component of PE Films. Pottsville Packaging produces thin-gauge films as overwrap for bathroom tissue and paper towels.
Raw Materials. The primary raw materials used by PE Films are polyethylene and polypropylene resins. These raw materials are obtained from domestic and foreign suppliers at competitive prices. PE Films believes that there will be an adequate supply of polyethylene and polypropylene resins in the foreseeable future.
Customers. PE Films’ products are sold primarily in the U.S. and Asia, with the top four customers, collectively, comprising 84%, 86% and 86% of its net sales in 2020, 2019 and 2018, respectively. No single PE Films customer exceeds 10% of Tredegar’s consolidated net sales. For additional information, see Item 1A. “Risk Factors” of this Form 10-K (“Item 1A”).
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

General
Intellectual Property. Tredegar considers patents, licenses and trademarks to be material to PE Films. On December 31, 2020, PE Films held 54 patents (including 4 U.S. patents), and 82 registered trademarks (including 4 U.S. registered trademarks). Flexible Packaging Films held 1 U.S. patent and 15 registered trademarks (including 2 U.S. registered trademarks). Aluminum Extrusions held no U.S. patents and 4 U.S. registered trademarks. As of December 31, 2020, these patents had remaining terms of 3.5 to 15.5 years.
Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2020, 2019 and 2018 was primarily related to PE Films. R&D spending by the Company was approximately $8.4 million, $7.9 million and $6.7 million in 2020, 2019 and 2018, respectively.
Backlog. Overall backlog in Aluminum Extrusions was approximately $74.2 million at December 31, 2020 compared to approximately $52.8 million at December 31, 2019, an increase of $21.4 million, or approximately 41%. Backlogs are not material to the operations in PE Films or Flexible Packaging Films. Net sales for Aluminum Extrusions, which the Company believes are cyclical in nature, were $455.7 million in 2020, $529.6 million in 2019 and $573.1 million in 2018.
Government Regulation. The Company’s operations are subject to various local, state, federal and foreign government regulations, including environmental, privacy and anti-corruption and anti-bribery laws and regulations.
U.S. laws concerning the environment to which the Company’s domestic operations are or may be subject to include the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), regulations promulgated under these acts, and other federal, state or local laws or regulations governing environmental matters. Compliance with these laws is an important consideration because Tredegar uses hazardous materials in some of its operations, is a generator of hazardous waste, and wastewater from the Company’s operations is discharged to various types of wastewater management systems. Under CERCLA and other laws, Tredegar may be subject to financial exposure for costs associated with waste management and disposal, even if the Company fully complies with applicable environmental laws.
The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Several of the Company’s manufacturing operations result in emissions of carbon dioxide or GHG and are subject to the current GHG regulations. The Company’s compliance with these regulations has yet to require significant capital expenditures; however, environmental standards tend to become more stringent over time. Therefore, in order to comply with current or future environmental legislation or regulations, the Company may be subject to additional capital expenditures, operating expenses or other compliance costs, the amounts and timing of which are not presently determinable but which could be significant, including constructing new facilities or modifying existing facilities.
For further discussion regarding certain privacy and anti-corruption and anti-bribery laws and regulations to which the Company is subject, see Item 1A. Risk Factors below. Like environmental regulations, current or future privacy and anti-corruption and anti-bribery legislation or regulations may subject the Company to additional capital expenditures, operating expenses or other compliance costs, the amounts and timing of which are not presently determinable but could be significant. Finally, any failure to comply with current or future laws and regulations could subject Tredegar to substantial penalties, fines, costs and expenses.
Human Capital Management. Tredegar employed approximately 2,400 people at December 31, 2020 located in the U.S., Brazil, and Asia. Approximately 34% of the Company’s employees are represented by labor unions located in the U.S. and Brazil under various collective bargaining agreements with varying durations and expiration dates. Generally, the total number of employees of Tredegar does not significantly fluctuate throughout the year. However, acquisition or divestiture activity, or changes in the level of business activity may impact employee levels.
The Company believes its employees are its most valuable asset and are critical to the success of the Company. Tredegar strictly complies with all applicable state, local and international laws governing nondiscrimination in employment in every location where Tredegar and its businesses have facilities to ensure healthy and positive working conditions. This applies to all terms and conditions of employment, including recruiting, hiring, job assignments, promotion, termination, layoff, recall, transfer, leaves of absence, compensation and training. All applicants and employees are treated with the same high level of respect regardless of their race, creed, color, religion, sex, sexual orientation, gender identity, age, pregnancy, national origin, ethnicity, political affiliation, union membership, marital status, citizenship status, veteran status, disability or other protected category. Employees who experience or witness discriminatory behavior are encouraged to report such behavior to their supervisor, Human Resources or Tredegar’s toll-free anonymous reporting hotline. Additionally, the Company spends significant resources in developing its employees. Among the five core principles of the “The Tredegar Way” that the Company uses to guide its organization, the “Leadership” principle is focused on building a team of motivated and engaged leaders at every level of the Company. Each business unit has identified specific action plans to promote the Leadership principle among its employees. Action plans include talent development, skills training, reinforcement of strong cultural values, and robust systems to ensure a safe working environment.
The Company seeks to retain employees by offering competitive wages, benefits and training opportunities. To assess and monitor employee retention and engagement, the Company surveys employees and takes actions to address areas of employee concern. The annual employee engagement survey results are presented to Tredegar’s Board of Directors (“Board”). Additionally, the objectives of our executive compensation programs are to attract, motivate and retain highly qualified executive officers. To accomplish these objectives, we rely on a pay strategy that emphasizes performance-based compensation through annual and long-term incentives. We believe that this pay strategy creates a strong link between pay and performance and aligns with our business strategy of generating strong operating results and shareholder value creation while controlling fixed costs.
We are committed to holistically supporting our employees both at work and in their communities by:
•Strictly following all applicable health, safety and non-discrimination laws in each country;
•Promoting the highest standards for employee health and safety through innovative programs; and
•Providing opportunities for community outreach and supporting programs that enhance the lives of children and families.
The Company uses various forms of employee safety metrics to assess the health and safety performance of its Aluminum Extrusions, PE Films and Flexible Packaging operations, including employee safety data which is available on its website at https://tredegar.com/about-tredegar/committed-to-our-employees. Tredegar has also instituted additional safety precautions during the ongoing COVID-19 pandemic as described in "The Impact of COVID-19" included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K (“Item 7”).
Information About Our Executive Officers. See Item 10. “Directors, Executive Officers and Corporate Governance” of this Form 10-K.
Available Information and Corporate Governance Documents. Tredegar’s website address is www.tredegar.com. The Company makes available, through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information filed electronically with the SEC can be accessed on its website at www.sec.gov. In addition, the Company’s Corporate Governance Guidelines, Code of Conduct, the charters of the Audit, Executive Compensation, and Nominating and Governance Committees and many other corporate policies are available on Tredegar’s website and are available in print to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225. The information on or that can be accessed through the Company’s website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”) or incorporated into other filings it makes with the SEC.
Item 1A.    RISK FACTORS
There are a number of risks and uncertainties that could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The following risk factors should be considered, in addition to the other information included in this Form 10-K, when evaluating Tredegar and its businesses.
Risks Related to Aluminum Extrusions
•Sales volume and profitability of Aluminum Extrusions is cyclical and seasonal and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector. Aluminum Extrusions’ end-use markets can be cyclical and subject to seasonal swings in volume, and have been adversely impacted during the coronavirus pandemic (“COVID-19”). Because of the capital intensive nature and level of fixed costs inherent in the aluminum extrusions business, the percentage drop in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongiong operations in a cyclical downturn will likely exceed the percentage drop in volume. In addition, during an economic slowdown, excess industry capacity often drives increased pricing pressure in many end-use markets as competitors seek to protect their position with key customers. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts (including a greater chance of loss associated with customers defaulting on fixed-price forward sales contracts) that usually accompany a downturn. In addition, higher energy costs can reduce profits unless offset by price increases or cost reductions and productivity improvements.
•Failure to prevent competitors from evading anti-dumping and countervailing duties, or a reduction in such duties, could adversely impact Aluminum Extrusions. Effective April 25, 2017, the anti-dumping duty and countervailing duty orders on aluminum extrusions were extended for a period of five years.  The orders will be reviewed again beginning in

March 2022. Chinese and other overseas manufacturers continue to try to evade the anti-dumping and countervailing orders to avoid duties. A failure by, or the inability of, U.S. trade officials to curtail the evasion of these duties, or the potential reduction of applicable duties pursuant to annual administrative reviews of the orders by the Department of Commerce, could have a material adverse effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.
•The duty-free importation of goods allowed under the United States-Mexico-Canada Agreement (“USMCA”) could result in lower demand for aluminum extrusions made in the U.S., which could materially and negatively affect Bonnell Aluminum’s business and results of operations. In March 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported in the U.S. from certain countries, including countries from which Bonnell Aluminum has historically sourced aluminum products.  In September 2019, the U.S., Canada and Mexico entered into the USMCA.  As a result of the 10% tariffs on aluminum ingot imported to the U.S. and the duty-free importation of goods allowed under USMCA, aluminum extrusions made in Canada and Mexico are free of the 10% tariff and can now be imported into and sold in the U.S. at very competitive prices.  This could result in lower demand for aluminum extrusions made in the U.S., which could materially and negatively affect Bonnell Aluminum’s business and results of operations.
•Competition from China could increase significantly if China is granted market economy status by the World Trade Organization. China launched a formal complaint to the World Trade Organization (“WTO”) challenging its non-market economy status, claiming that as of December 11, 2016, China’s transition period as a non-market economy under its Accession Protocol to the WTO ended. China believes with respect to all Chinese-made products that it should receive market economy status and the rights attendant to that status under WTO rules.  The U.S. and the European Union have each rejected that interpretation.  If China is granted market economy status by the WTO, the extent to which the U.S. anti-dumping laws will be able to limit unfair trade practices from China will likely be limited because the U.S. government will be forced to utilize Chinese prices and costs that do not reflect market principles in anti-dumping duty investigations involving China, which could ultimately limit the level of anti-dumping duties applied to unfairly traded Chinese imports. The volume of unfairly traded imports of Chinese aluminum extrusions could increase as a result and this, in turn, would likely create substantial pricing pressure on Aluminum Extrusions’ products and could have a material adverse effect on the financial condition, results of operations and cash flows of Aluminum Extrusions. In June 2019, at China’s request, after certain preliminary rulings in the case went against the Chinese position, the WTO indefinitely suspended the proceedings on the Chinese WTO complaint.
•The markets for Aluminum Extrusions’ products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,450 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, automotive and other transportation, machinery and equipment, electrical and consumer durables. No single Aluminum Extrusions’ customer exceeds 4% of consolidated net sales. Future success and prospects depend on Aluminum Extrusions’ ability to provide superior service, high quality products, timely delivery and competitive pricing to retain existing customers and participate in overall industry cross-cycle growth. Failure in any of these areas could lead to a loss of customers, which could have an adverse material effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.
Risks Related to PE Films
•PE Films is highly dependent on sales associated with relatively few large customers. PE Films’ top four customers comprised approximately 16%, 14% and 13% of Tredegar’s consolidated net sales in 2020, 2019 and 2018, respectively. The loss or significant reduction of sales associated with one or more of these customers without replacement by new business could have a material adverse effect on the Company.
Additionally, PE Films anticipates that a portion of its film products used in surface protection applications could be made obsolete by possible future customer product transitions to less costly alternative processes or materials. These transitions principally relate to one customer. The Company believes that previously reported delays in this customer's transitions were recently resolved by the customer and much of the remaining transitions could occur by the end of 2021. Under this scenario, the Company estimates that the contribution to EBITDA from ongoing operations for PE Films could decline due to the remaining customer product transitions by $18 million in 2021 versus 2020 and $4 million in 2022 versus 2021. To offset the expected adverse impact, the Company is aggressively pursuing and making progress in generating contribution from sales from new surface protection products, applications and customers and implementing cost savings measures. Annual contribution to EBITDA from ongoing operations for PE Films on surface protection products unrelated to the customer product transitions has increased since 2018 by approximately $12 million.
While PE Films is undertaking efforts to expand its customer base, there can be no assurance that such efforts will be successful, or that they will offset any loss of sales and profits associated with customer transitions and other large customer declines.

•Failure of PE Films’ customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact PE Films’ sales and operating margins. PE Films’ plastic films are used in the production of various consumer products sold worldwide. A customer’s ability to successfully develop, manufacture and market those products is integral to PE Films’ success. Cyclical downturns and changing consumer preferences may negatively affect businesses that use PE Films’ plastic film products, which could adversely affect sales and operating margins. Other factors that could adversely affect the business include (i) failure by a key customer to achieve success or maintain share in markets in which they sell products containing PE Films’ materials, including as a result of customer preferences for products other than plastics, (ii) key customers using products developed by others that replace PE Films’ business with such customers, (iii) delays in a key customer rolling out products utilizing new technologies developed by PE Films, and (iv) operational decisions by a key customer that result in component substitution, inventory reductions and similar changes.
•The Company’s inability to protect its intellectual property rights or its infringement of the intellectual property rights of others could have a material adverse impact on PE Films. The continued success of the PE Films’ business depends on its ability not only to protect its own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Intellectual property litigation is very costly and could result in substantial expense and diversions of Company resources, both of which could adversely affect its consolidated financial condition, results of operations and cash flows. In addition, there may be no effective legal recourse against infringement of the Company’s intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors.
•Disruptions to PE Films’ supply chain could have a material adverse impact on PE Films. Certain raw materials used in manufacturing PE Films’ products are sourced from single suppliers, and PE Films may not be able to quickly or inexpensively re-source from other suppliers.  The risk of damage or disruption to its supply chain may increase if and when different suppliers consolidate their product portfolios, experience financial distress or disruption of manufacturing operations (such as, for example, the impact of hurricanes on petrochemical production). Failure to take adequate steps to effectively manage such events, which are intensified when a product is procured from a single supplier or location, could adversely affect PE Films’ consolidated financial condition, results of operations and cash flows, and also require additional resources to restore its supply chain.
•Rising trade tensions could cause an increase in the cost of PE Films’ products or otherwise negatively impact the Company. A portion of PE Film’s business involves imports to and from the U.S. and other countries where the Company produces and sells its products. Trade tensions have been rising between the U.S. and other countries, particularly China. An increase in tariffs and other trade barriers between the U.S. and China, or between the U.S. and other countries, could cause an increase in the cost of PE Films’ products or otherwise negatively impact the production and sale of the Company’s products in world markets.
Risks Related to Flexible Packaging Films
•Overcapacity in Latin American polyester film production and a history of uncertain economic conditions in Brazil could adversely impact the financial condition, results of operations and cash flows of Flexible Packaging Films. For flexible packaging films produced in Brazil, selling prices and key raw material costs are principally determined in U.S. Dollars and are impacted by local economic conditions and local and global competitive dynamics. Flexible Packaging Films is exposed to foreign exchange translation risk (its functional currency is the Brazilian Real) because almost 90% of the sales of Flexible Packaging Films business unit in Brazil (“Terphane Ltda.”) and substantially all of its related raw material costs are quoted or priced in U.S. Dollars while its variable conversion, fixed conversion and sales, general and administrative costs before depreciation & amortization (collectively “Terphane Ltda. Operating Costs”) are quoted or priced in Brazilian Real. This mismatch, together with a variety of economic variables impacting currency exchange rates, causes volatility that could negatively or positively impact EBITDA from ongoing operations for Flexible Packaging Films. While Flexible Packaging Films hedges this exposure on a short-term basis with foreign exchange forward rate contracts, the exposure continues to exist beyond the hedging periods.
•Governmental failure to extend anti-dumping duties in Brazil on imported products or prevent competitors from circumventing such duties could adversely impact Flexible Packaging Films. In recent years, excess global capacity in the industry has led to increased competitive pressures from imports into Brazil.  The Company believes that these conditions have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins for Flexible Packaging Films. Favorable anti-dumping rulings or countervailing duties are in effect for products imported from China, Egypt, India, Mexico, United Arab Emirates, Turkey, Peru and Bahrain. Competitors not currently subject to anti-dumping duties may choose to utilize their excess capacity by selling product in Brazil, which may result in pricing pressures that Flexible Packaging Films may not be able to offset with cost savings measures and/or manufacturing efficiency initiatives.  Brazilian authorities initiated an investigation for sunset review on anti-dumping rulings against China, India and Egypt and extended duties that would have expired in 2020 for one year. There can be no assurance that efforts to extend anti-dumping duties beyond 2021 on products imported from China, India, Egypt and other countries will be successful.
Risks Related to all Tredegar Businesses
•The Company has identified material weaknesses in its internal control over financial reporting. The Company’s failure to establish and maintain effective internal control over financial reporting and to maintain effective disclosure controls and procedures increases the risk of a material misstatement in its consolidated financial statements, and its failure to meet its reporting and financial obligations, could, in turn, have a negative impact on its financial condition. Maintaining effective internal control over financial reporting is an integral part of producing reliable financial statements. As discussed in Item 9A. “Controls and Procedures” of this Form 10-K (“Item 9A”), the Company’s management concluded that the Company’s internal control over financial reporting was not effective for the periods referred to therein as a result of certain deficiencies that were determined to constitute material weaknesses in the Company’s internal control over financial reporting.
Under standards established by the Public Company Accounting Oversight Board, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Under the criteria set forth in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, a material weakness in the design of monitoring controls indicates that the Company has not sufficiently developed and/or documented internal controls by which management can review and oversee the Company’s financial information to detect and correct material errors or that the personnel responsible for performing the review did not have the sufficient skill set or knowledge of the subject matter to perform a proper assessment.
As discussed in Item 9A to remediate the material weaknesses, the Company, with the assistance of its outside consultant, is in the process of implementing certain changes to its internal controls and reviewing the entire control environment to help ensure that there are no other material weaknesses. The Company believes that its remediation plan will be sufficient to remediate the identified material weaknesses and strengthen its internal control over financial reporting. The Company’s remediation efforts are ongoing, and it will continue its initiatives to implement and document policies and procedures. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment have extended into 2021. In addition, the Company is monitoring the impact of COVID-19 on its remediation plan. Depending on the severity and length of the pandemic, the remediation timeline could be negatively impacted because of inefficiencies caused by COVID-related limitations on travel, meetings, on-site work and close collaboration and the related increase in time necessary to complete remediation projects.
As the Company continues to evaluate and work to improve its internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to address control deficiencies or modify the remediation plan. The Company cannot provide assurance, however, as to when it will remediate all such weaknesses, nor can it be certain of whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot provide assurance that additional material weaknesses will not arise in the future.
While the material weaknesses discussed in Item 9A did not result in material misstatements of the Company’s financial statements as of and for the years ended December 31, 2020, 2019, 2018 and 2017 or in the intervening interim periods during those respective years, any failure to remediate the material weaknesses, or the development of new material weaknesses in its internal control over financial reporting, could result in material misstatements in the Company’s consolidated financial statements and cause it to fail to meet its reporting and financial obligations, which in turn could have a negative impact on its financial condition.
•Tredegar has an underfunded defined benefit (pension) plan. Tredegar sponsors a pension plan that covers certain hourly and salaried employees in the U.S. The plan was closed to new participants in 2007, and substantially frozen to benefit accruals for active participants in 2014. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. As of December 31, 2020, the plan was underfunded under U.S. generally accepted accounting principles (“GAAP”) measures by $103.1 million. Tredegar expects that it will be required to make a cash contribution of approximately $11.7 million to its underfunded pension plan in 2021, and may be required to make higher cash contributions in future periods depending on the level of interest rates and investment returns on plan assets.
•Noncompliance with any of the covenants in the Company’s $375 million revolving credit facility, as amended on December 1, 2020, which matures in June 2024, could result in all debt under the agreement outstanding at such time becoming due and limiting the Company’s borrowing capacity, which could have a material adverse effect on its consolidated financial condition and liquidity. The credit agreement governing Tredegar’s revolving credit facility contains restrictions and financial covenants that, if violated, could restrict the Company’s operational and financial flexibility. Failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the credit facility at such time becoming due, which could have a material adverse effect on the Company’s consolidated financial condition and liquidity.
•Tredegar’s performance is influenced by costs incurred by its operating companies, including, for example, the cost of raw materials and energy. These costs include the cost of aluminum (the raw material on which Aluminum Extrusions primarily depends), resin (the raw material on which PE Films primarily depends), PTA and MEG (the raw materials on which Flexible Packaging Films primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Aluminum, resin and natural gas prices are volatile as shown in the charts in Quantitative and Qualitative Disclosures in Item 7. The Company attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to customers or that Tredegar will be able to offset fully or on a timely basis the effects of higher raw material and energy costs through price increases or pass-through arrangements. Further, the Company’s cost control efforts may not be sufficient to offset any increases in raw material, energy or other costs.
•Tredegar is subject to current and future governmental regulation, including environmental laws and regulations, and could become exposed to material liabilities and costs associated with such regulation. The Company is subject to regulation by local, state, federal and foreign governmental authorities.  New laws and regulations, or changes to existing laws, including those relating to environmental matters (including global climate change and plastic products), and  privacy matters, could subject Tredegar to significant additional capital expenditures, operating expenses or other compliance costs. Moreover, future developments in federal, state, local and international laws and regulations, including environmental laws, are difficult to predict. Environmental laws and privacy restrictions have become and are expected to continue to become increasingly strict. As a result, Tredegar expects to be subject to new environmental and privacy laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes. See Government Regulation in Item 1. “Business” of this Form 10-K for a further discussion of this risk factor.
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
•Material disruptions at one of the Company’s major manufacturing facilities could negatively impact financial results. Tredegar believes it has implemented measures to minimize the risks of disruption at its facilities. However, a disruption could occur as a result of any number of events: an equipment failure with repairs requiring long lead times, labor stoppages or shortages, cybersecurity attacks, utility disruptions, constraints on the supply or delivery of critical raw materials, and severe weather conditions. A material disruption in one of the Company’s operating locations could negatively impact production and the Company’s consolidated financial condition, results of operations and cash flows.
•An inability to renegotiate the Company’s collective bargaining agreements could adversely impact its consolidated financial condition, results of operations and cash flows. Approximately 34% of the Company’s employees are represented by labor unions located in the U.S. and Brazil under various collective bargaining agreements with varying durations and expiration dates. Tredegar may not be able to satisfactorily renegotiate collective bargaining agreements when they expire, which could result in strikes or work stoppages or higher labor costs. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at the Company’s facilities in the future. Any such work stoppages (or potential work stoppages) could negatively impact Tredegar’s ability to manufacture its products and adversely affect its consolidated financial condition, results of operations and cash flows. None of Tredegar’s collective bargaining agreements expire before the fourth quarter of 2021.
•Our business and operations, and the operations of our customers, suppliers and others we do business with, may be adversely affected by epidemics such as the recent COVID-19 pandemic, which could adversely affect our financial condition, results of operations and cash flows. We may face risks related to health epidemics or outbreaks of communicable diseases. The outbreak of such a communicable disease could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. For example, COVID-19 has spread across the globe to every country in which the Company does business and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our contractors, suppliers, customers and other business partners may be prevented or otherwise adversely affected in the conduct of business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities and by other government mandates or policy changes. We may also face staffing issues if our employees become ill from an epidemic, are subject to epidemic-related “stay-at-home” orders, or absenteeism increases because of fear of epidemic-related health risks. An epidemic may also cause a significant reduction in demand for one or more of our products as a result of a drop in product-specific demand, because of an epidemic’s impact on the world economy generally, or for other reasons. Bonnell Aluminum is experiencing higher than normal absenteeism and hiring difficulties due to COVID-19 factors. As a result, it is having difficulty maintaining sufficient labor to meet desired shipping levels. As a result of an epidemic, we may be unable to meet our supply commitments or otherwise fulfill our customers’ needs due to disruptions in our manufacturing and supply arrangements, including as a result of constrained workforce capacity, interruption of raw material supplies, transportation disruptions or a loss or disruption of other key elements of our manufacturing and distribution capability. An epidemic may cause the failure of, or default in performance by, third parties we rely on to supply our manufacturing operations, to process, transport or purchase our products, to finance our operations, and to otherwise provide products and services to the Company in support of our business and operations. While it is not possible at this time to estimate the impact that any particular epidemic, including COVID-19, could have on the Company’s business, the extent of that impact would likely be affected by factors outside of our control such as the severity, duration and spread of such an epidemic, the measures taken by the governments of countries affected and the ability of our customers and consumers to access government programs providing liquidity and support during the crisis. The impact of an epidemic on our employees, our customers, our supply chains, demand for our products, our ability to supply customers, our operating costs and our other business activities, could adversely affect our financial condition, results of operations and cash flows. For more information on the effect of COVID-19 on our business and financial condition, refer to “The Impact of COVID-19” in Item 7.
•Tredegar’s valuation of its $7.5 million cost-basis investment in kaléo is volatile and uncertain. Tredegar uses the fair value method to account for its fully-diluted ownership interest of approximately 20% in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company. There is no active secondary market for buying or selling stock in kaléo. The Company’s fair value estimates can fluctuate materially between reporting periods primarily due to changes in kaléo’s projections, which rely on numerous assumptions, and changes in the valuation of guideline public companies as measured by their enterprise value-to-EBITDA multiples. The estimated fair value of the Company’s investment in kaléo may significantly decline due to pricing pressures and expected changes in market access as well as continued lower market demand for epinephrine delivery devices resulting from COVID-19-driven delays in in-person back-to-school schedules and social distancing guidelines. Additionally, the U.S. Department of Justice began an investigation of kaléo’s Evzio business in 2018, the impact of which on kaléo and on the value of the Company’s interest in kaléo cannot be estimated with certainty. During 2020, kaléo discontinued the marketing of its Evzio product.
•A failure in the Company’s information technology systems as a result of cybersecurity attacks or other causes could negatively affect Tredegar’s business. The Company depends on information technology (“IT”) to record and process customers’ orders, manufacture and ship products in a timely manner, secure its production processes and know-how, maintain the financial accuracy of its business records and maintain personally identified information of its employees. An IT system failure due to computer viruses, internal or external security breaches, cybersecurity attacks or other malicious causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities and properly report transactions in a timely manner. Increased global IT security threats and cyber-crime pose a potential risk to the security and availability of the Company’s IT systems, networks and services, including those that are managed, hosted, provided or used by third parties, as well as to the confidentiality, availability and integrity of the Company’s data. To date, interruptions of the Company’s IT systems have been infrequent and have not had a material impact on the Company’s operations. A significant protracted failure of or security breach of the IT systems, networks or service providers the Company relies upon, or a loss or disclosure of business or other sensitive information, or personally identified information, as a result of a cybersecurity incident or other cause, could result in substantial costs to the Company, damage to the Company’s reputation, regulatory enforcement actions and lawsuits and could adversely affect the Company’s results of operations, financial condition or cash flows.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
General
Most of the improved real property and the other assets used in the Company’s operations are owned. Certain of the owned property is subject to an encumbrance under the Company’s credit agreement (see Note 11 “Debt and Credit Agreements” to the Consolidated Financial Statements in Item 15 for more information).
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
The Company’s principal manufacturing plants and facilities as of December 31, 2020 are listed below:
Aluminum Extrusions

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Carthage, Tennessee Clearfield, Utah (leased) Elkhart, Indiana Newnan, Georgia Niles, Michigan	None	Production of aluminum extrusions, fabrication and finishing
PE Films

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Pottsville, Pennsylvania Richmond, Virginia (technical center) (leased)	Guangzhou, China	Production of plastic films
Flexible Packaging Films

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Bloomfield, New York (technical center and production facility)	Cabo de Santo Agostinho, Brazil	Production of PET-based films
Item 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is set forth in Note 18 "Contingencies" to the Consolidated Financial Statements in Item 15 and is hereby incorporated herein by reference.
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Tredegar’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “TG”. There were 33,537,892 shares of common stock held by 1,747 shareholders of record on March 12, 2021.
Dividend Information
Tredegar has paid a regular cash dividend every quarter since becoming a public company in July 1989 and expects that comparable regular cash dividends will continue to be paid in the future. In addition, Tredegar has paid special cash dividends from time to time. On December 1, 2020, the Board declared a special dividend of $200 million, or $5.97 per share, on the Company’s common stock (the “Special Dividend”). The Special Dividend was paid in December 2020.
All decisions with respect to the declaration and payment of future dividends will be made by the Board in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in the Company’s revolving credit facility and other such considerations as the Board deems relevant. See Note 11 "Debt and Credit Agreements" to the Consolidated Financial Statements in Item 15 for the restrictions on the payment of dividends contained in the Company’s credit agreement related to aggregate dividends permitted.
Issuer Purchases of Equity Securities
On January 7, 2008, Tredegar announced that the Board approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of the Company’s outstanding common stock. The authorization has no time limit. Tredegar did not repurchase any shares in the open market or otherwise in 2020, 2019 or 2018 under this standing authorization. The maximum number of shares remaining under this standing authorization was 1,732,003 at December 31, 2020.
Stock Performance Graph
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2020. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

Item 6.    SELECTED FINANCIAL DATA
The tables that follow present certain selected financial and segment information for the five years ended December 31, 2020. All historical results for Personal Care Films have been presented as discontinued operations. The surface protection component of the PE Films segment now includes Pottsville Packaging.
FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2020		2019		2018		2017		2016
(In thousands, except per-share data)
Results of Operations:
Sales	$755,290		$826,324		$851,834		$725,867		$595,665
Other income (expense), net (g)	(67,294)	(a)	28,371	(a)	30,455	(a)	51,718	(b)	2,225	(b)
Total	687,996		854,695		882,289		777,585		597,890
Cost of goods sold (i)	558,967	(a)	641,140	(a)	679,665	(a)	579,545	(b)	472,767	(b)
Freight	25,686		28,980		27,170		22,273		17,864
Selling, general & administrative (i)	84,246	(a)	76,598	(a)	67,929	(a)	65,189	(b)	58,334	(b)
Research and development	8,398		7,893		6,672		6,189		6,877
Amortization of identifiable intangibles	3,017		13,601		3,976		6,198		3,978
Pension and postretirement benefits (i)	14,720		9,642		10,406		10,193		11,047
Interest expense	2,587		4,051		5,702		6,170		3,806
Asset impairments and costs associated with exit and disposal activities, net of adjustments	1,725	(a)	784	(a)	398	(a)	102,114	(b)	302	(b)
Goodwill impairment	13,696	(c)	—		—		—		—
Total	713,042		782,689		801,918		797,871		574,975
Income (loss) from continuing operations before income taxes	(25,046)		72,006		80,371		(20,286)		22,915
Income tax expense (benefit)	(8,213)		13,545		18,807		(57,753)		4,786
Income (loss) from continuing operations	(16,833)		58,461		61,564		37,467		18,129
Income (loss) from discontinued operations, net of tax	(58,611)		(10,202)		(36,722)		784		6,337
Net income (loss)	$(75,444)		$48,259		$24,842		$38,251		$24,466
Diluted earnings (loss) per share:
Continuing operations	$(0.51)		$1.76		$1.86		$1.14		$0.55
Discontinued operations	(1.75)		(0.31)		(1.11)		0.02		0.20
Diluted earnings (loss) per share	$(2.26)		$1.45		$0.75		$1.16		$0.75
Refer to Notes to Financial Tables that follow these tables.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2020	2019	2018	2017	2016
(In thousands, except per-share data)
Share Data:
Equity per share (h)	$3.26	$11.29	$10.70	$10.41	$9.44
Cash dividends declared per share (n)	$6.45	$0.46	$0.44	$0.44	$0.44
Weighted average common shares outstanding during the period	33,402	33,236	33,068	32,946	32,762
Shares used to compute diluted earnings (loss) per share during the period	33,402	33,258	33,092	32,951	32,775
Shares outstanding at end of period	33,457	33,365	33,176	33,017	32,934
Closing market price per share:
High	$22.32	$23.31	$26.25	$25.00	$25.55
Low	$11.32	$15.59	$15.00	$14.85	$11.68
End of year	$16.70	$22.35	$15.86	$19.20	$24.00
Total return to shareholders (d)(n)	3.6%	43.8%	(15.1)%	(18.2)%	79.4%
Financial Position:
Total assets	$514,870	$712,668	$707,373	$755,743	$651,162
Cash and cash equivalents	$11,846	$31,422	$34,397	$36,491	$29,511
Debt	$134,000	$42,000	$101,500	$152,000	$95,000
Shareholders’ equity	$109,055	$376,749	$354,857	$343,780	$310,783
Equity market capitalization (e)	$558,735	$745,709	$526,172	$633,935	$790,411
Refer to Notes to Financial Tables that follow these tables.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (f)
Years Ended December 31	2020	2019	2018	2017	2016
(In thousands)
Aluminum Extrusions	$455,711	$529,602	$573,126	$466,833	$360,098
PE Films	139,288	133,807	127,708	128,406	109,674
Flexible Packaging Films	134,605	133,935	123,830	108,355	108,028
Total net sales	729,604	797,344	824,664	703,594	577,800
Add back freight	25,686	28,980	27,170	22,273	17,864
Sales as shown in Consolidated Statements of Income	$755,290	$826,324	$851,834	$725,867	$595,664

Identifiable Assets
As of December 31	2020	2019	2018	2017	2016
(In thousands)
Aluminum Extrusions	$244,560	$265,027	$281,372	$268,127	$147,639
PE Films	119,013	124,269	118,496	123,507	117,307
Flexible Packaging Films	66,453	74,016	58,964	49,915	156,836
Subtotal	430,026	463,312	458,832	441,549	421,782
General corporate	71,508	109,655	99,570	109,882	37,345
Cash and cash equivalents	11,846	31,422	34,397	36,491	29,511
Discontinued operations	1,490	108,279	114,574	167,821	162,524
Total	$514,870	$712,668	$707,373	$755,743	$651,162
Refer to Notes to Financial Tables that follow these tables.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

EBITDA from Ongoing Operations (l)
Years Ended December 31	2020		2019		2018		2017		2016
(In thousands)
Aluminum Extrusions:
Ongoing operations:
EBITDA	$55,137		$65,683		$65,479		$58,524		$46,967
Depreciation & amortization (j)	(17,403)		(16,719)		(16,866)		(15,070)		(9,173)
EBIT (m)	37,734		48,964		48,613		43,454		37,794
Plant shutdowns, asset impairments, restructurings and other	(3,506)	(a)	(561)	(a)	(505)	(a)	321	(b)	(741)	(b)
Goodwill impairment charge	(13,696)	(c)	—		—		—		—
Trade name accelerated amortization	—		(10,040)	(j)	—		—		—
PE Films:
Ongoing operations:
EBITDA	45,107		41,133		32,404		37,029		21,535
Depreciation & amortization	(6,762)		(5,860)		(6,201)		(6,117)		(5,718)
EBIT (m)	38,345		35,273		26,203		30,912		15,817
Plant shutdowns, asset impairments, restructurings and other	(1,974)	(a)	(733)	(a)	(186)	(a)	(157)	(b)	(1)	(b)
Flexible Packaging Films:
Ongoing operations:
EBITDA	30,645		14,737		11,154		7,817		11,279
Depreciation & amortization	(1,761)		(1,517)		(1,262)		(10,443)		(9,505)
EBIT (m)	28,884		13,220		9,892		(2,626)		1,774
Plant shutdowns, asset impairments, restructurings and other	(18)		—	(a)	(45)	(a)	(89,398)	(b)	(214)	(b)
Total	85,769		86,123		83,972		(17,494)		54,429
Interest income	44		66		146		54		106
Interest expense	2,587		4,051		5,702		6,170		3,806
Gain (loss) on investment in kaléo accounted for under the fair value method (g)	(60,900)		28,482		30,600		33,800		1,600
Loss on sale of Bright View (o)	(2,299)		—		—		—		—
Loss on sale of investment property	—		—		(38)		—		—
Unrealized loss on investment property	—		—		(186)		—		(1,032)
Stock option-based compensation expense	2,161		4,132		1,156		245		81
Corporate expenses, net (k)	42,912	(a)	34,482	(a)	27,265	(a)	30,231	(b)	28,301	(b)
Income (loss) from continuing operations before income taxes	(25,046)		72,006		80,371		(20,286)		22,915
Income tax expense (benefit)	(8,213)		13,545		18,807		(57,753)		4,786
Income (loss) from continuing operations	(16,833)		58,461		61,564		37,467		18,129
Income (loss) from discontinued operations, net of tax	(58,611)		(10,202)		(36,722)		784		6,337	(g)
Net income (loss)	$(75,444)		$48,259		$24,842		$38,251		$24,466
Refer to Notes to Financial Tables that follow these tables.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization
Years Ended December 31	2020	2019	2018	2017	2016
(In thousands)
Aluminum Extrusions	$17,403	$26,759	$16,866	$15,070	$9,173
PE Films	6,762	5,860	6,201	6,117	5,716
Flexible Packaging Films	1,761	1,517	1,262	10,443	9,505
Subtotal	25,926	34,136	24,329	31,630	24,394
General corporate (k)	520	186	163	155	141
Discontinued operations	5,511	9,962	9,312	8,492	7,937
Total depreciation and amortization expense	$31,957	$44,284	$33,804	$40,277	$32,472

Capital Expenditures
Years Ended December 31	2020	2019	2018	2017	2016
(In thousands)
Aluminum Extrusions	$10,260	$17,855	$12,966	$25,653	$15,918
PE Films	6,024	8,567	2,523	4,648	9,411
Flexible Packaging Films	4,959	8,866	5,423	3,619	3,391
Subtotal	21,243	35,288	20,912	33,920	28,720
General corporate	200	223	427	61	389
Discontinued operations	1,912	15,353	19,475	10,381	16,348
Total capital expenditures	$23,355	$50,864	$40,814	$44,362	$45,457
Refer to Notes to Financial Tables that follow these tables.

NOTES TO FINANCIAL TABLES
(a)For a description of plant shutdowns, asset impairments, restructurings and other charges for 2020, 2019, and 2018, see the plant shutdowns, asset impairments, restructurings and other tables for the respective periods in Results of Operations in Item 7.
(b)For a description of plant shutdowns, asset impairments, restructurings and other charges for 2017 and 2016, see Item 6. “Selected Financial Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(c)Results for 2020 included a goodwill impairment charge of $13.7 million ($10.5 million after taxes) recognized in Bonnell Aluminum in the first quarter of 2020 upon completion of an impairment analysis performed as of March 31, 2020.
(d)Total return to shareholders is defined as the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.
(e)Equity market capitalization is the closing market price per share for the period multiplied by the shares outstanding at the end of the period.
(f)Net sales represents gross sales less freight. The Company uses net sales as its measure of revenues from external customers at the segment level.
(g)The gains and losses on the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income. See Note 4 to the Consolidated Financial Statements in Item 15 for more details for the years 2020, 2019 and 2018.
(h)Equity per share is computed by dividing shareholders’ equity at year end by the shares outstanding at year end.
(i)For the year ended December 31, 2017, the pension and postretirement benefit expenses recorded in Cost of goods sold and Selling, general and administrative expenses were reclassified to a new line item, Pension and postretirement benefits, on the consolidated statements of income, due to the retrospective adoption of Accounting Standards Update (“ASU”) 2017-07.
(j)Depreciation and amortization (“D&A”) in 2019 for Aluminum Extrusions excludes $10.0 million for accelerated amortization of trade names as a result of a rebranding initiative.
(k)Corporate depreciation and amortization is included in Corporate expenses, net, on the EBITDA from ongoing operations table above.
(l)In the fourth quarter of 2019, the Company changed its segment measure of profit and loss from operating profit from ongoing operations to EBITDA (earnings before interest, taxes, depreciation and amortization) from ongoing operations.  EBITDA from ongoing operations is the key profitability metric used by the Company’s chief operating decision maker to assess segment financial performance. See Note 5 to the Consolidated Financial Statements in Item 15 for additional business segment information.
(m)EBIT (earnings before interest and taxes) from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company.  It is not intended to represent the stand-alone results for Tredegar’s ongoing operations under GAAP and should not be considered as an alternative to net income as defined by GAAP.  EBIT is a widely understood and utilized metric that is meaningful to certain investors.  We believe that including this financial metric in the reconciliation of management’s performance metric, EBITDA from ongoing operations, provides useful information to those investors that primarily utilize EBIT to analyze the Company’s core operations.
(n)On December 1, 2020, the Board declared a special cash dividend of $200 million or $5.97 per share on the Company’s common stock. The special cash dividend was payable on December 18, 2020 to shareholders of record at the close of business on December 11, 2020.
(o)In December 2020, the Company entered into a definitive agreement and completed the sale of Bright View. See Note 2 to the Consolidated Financial Statements in Item 15 for more details.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking and Cautionary Statements
Some of the information contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “plan,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on Tredegar’s then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that Tredegar’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. In addition, the Company's current projections for its businesses could be materially affected by the highly uncertain impact of COVID-19. As a consequence, the Company's results could differ significantly from its projections, depending on, among other things, the duration of "shelter in place" orders and the ultimate impact of the pandemic on employees, supply chains, customers and the U.S. and world economies. Accordingly, you should not place undue reliance on these forward-looking statements. For risks and important factors that could cause actual results to differ from expectations, refer to the reports that Tredegar files with or furnishes the SEC from time-to-time, including the risks and important factors set forth in Item 1A. Readers are urged to review and consider carefully the disclosures Tredegar makes in the reports Tredegar files with or furnishes to the SEC. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based, except as required by applicable law.
Executive Summary
General
Tredegar Corporation is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American building & construction, automotive and specialty end-use markets through its Aluminum Extrusions segment; surface protection films for high-technology applications in the global electronics industry through its PE Films segment; and specialized polyester films primarily for the Latin American flexible packaging market through its Flexible Packaging Films segment. With approximately 2,400 employees, the Company operates manufacturing facilities in North America, South America, and Asia.
On October 30, 2020, the Company completed the sale of its personal care films business (“Personal Care Films”). The transaction excluded the packaging film lines and related operations located at the Pottsville, Pennsylvania manufacturing site (“Pottsville Packaging”), which are now being reported within the Surface Protection component of PE Films. Commencing in the third quarter of 2020, all historical results for Personal Care Films have been presented as discontinued operations. For more information on these transactions, see Note 2 to the Consolidated Financial Statements in Item 15.
Sales were $755.3 million in 2020 compared to $826.3 million in 2019. Net loss from continuing operations was $16.8 million ($0.51 per diluted share) in 2020, compared with net income from continuing operations of $58.5 million ($1.76 per diluted share) in 2019.
The 2020 results include:
•An after-tax loss on the Company’s investment in kaléo of $47.6 million ($1.42 per diluted share), which is accounted for under the fair value method (see Note 4 to the Consolidated Financial Statements in Item 15 for more details); and
•An impairment of the total goodwill balance of Aluminum Extrusions' reporting unit acquired in the AACOA acquisition in 2012 was recorded in the after-tax amount of $10.5 million ($0.32 per diluted share).
The 2019 results include:
•An after-tax dividend received from kaléo of $14.8 million ($0.45 per diluted share); and
•An unrealized after-tax gain on the Company’s investment in kaléo of $8.5 million ($0.26 per diluted share).
The 2018 results include:
•An unrealized after-tax gain on the Company’s investment in kaléo of $23.9 million ($0.72 per diluted share).
Other losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the years ended December 31, 2020, 2019 and 2018, respectively. Losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations is the measure of profit and loss used by Tredegar’s chief operating decision maker (“CODM”) for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) from continuing operations as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
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
THE IMPACT OF COVID-19
Essential Business and Employee Considerations
The Company’s priorities during the COVID-19 pandemic continue to be to protect the health and safety of employees while keeping its manufacturing sites open due to the essential nature of many of its products. Within the limitations imposed by the health and safety procedures described below, the Company has continued to manufacture the full range of products at its facilities.
The Company’s protocols to protect the health and well-being of its employees from COVID-19 continue to develop as COVID-19 informed work practices evolve and the Company responds to recommended and mandated actions of government and health authorities. In addition, to facilitate a return to fully functional operations, the Company has undertaken an education campaign to provide employees with the most accurate and up-to-date information available, particularly from the Centers for Disease Control (“CDC”), the Office of the Surgeon General and state and local health departments. The Company believes that these efforts will encourage employees to receive a vaccine when they are eligible.
The Company has educated employees about COVID-19, including how the virus is spread, COVID-19 symptoms and mitigation efforts to keep employees safe. Even in those facilities not bound by the Families First Coronavirus Response Act, the Company has adopted COVID-19 related pay and sick leave policies and remote work policies that require employees to stay home if they feel ill or have been exposed to others with the illness, until they are cleared to return to work by our Human Resources team, who applies CDC and other state health department guidance to each case. The Company’s policies include: mandating employees self-monitor for symptoms; taking an employee’s temperature before entering production facilities; answering self-screening questions related to potential exposure and COVID-19 symptoms; mandating frequent handwashing; requiring social distancing; requiring face coverings on production floors at all times and in common areas and office settings where social distancing is difficult; streamlining onsite personnel to only those required for production and distribution; strongly encouraging and, where mandated, requiring remote work for all those who can work from home; limiting travel to essential business purposes; and regularly cleaning and disinfecting facilities. In the U.S., the Company has educated employees on COVID-19-related government benefits and has provided such benefits even in those facilities where the government benefits are not mandated.
Bonnell Aluminum is experiencing higher than normal absenteeism and hiring difficulties, which it attributes to COVID-19-related factors. Bonnell Aluminum attempts to match its direct labor with demand and is facing difficulty maintaining sufficient labor to meet desired shipment levels.
Financial Considerations
The 2020 annual plan for Bonnell Aluminum (pre-COVID-19) included sales volume of 201 million pounds and EBITDA from ongoing operations of $65 million, versus 2019 sales volume of 208 million pounds and EBITDA from ongoing operations of $65.7 million. Actual 2020 sales volume was 186 million pounds and EBITDA from ongoing operations was $55.1 million. Approximately 62% of Bonnell Aluminum’s sales volume in 2020 was related to building and construction (“B&C”) markets (non-residential B&C of 55% and residential B&C of 7%). Much of the 2020 sales volume associated with the B&C market was related to contracts that existed at the start of the COVID-19 pandemic. With the completion of many of these contracts, Bonnell began experiencing weakness in the B&C market during the fourth quarter of 2020. Overall, the Company believes that volume results for Bonnell Aluminum in 2020 have outperformed the industry, and performance to date during the COVID-19 environment has exceeded the Company's expectations, with current bookings and backlog at high levels. No significant issues have arisen to date on the collection of accounts receivable at Bonnell Aluminum.
Demand has remained strong under COVID-19 conditions for the Company’s flexible food packaging films produced by Terphane. The Surface Protection component of PE Films had record performance for EBITDA from ongoing operations in the second quarter and first half of 2020, but it experienced a slowdown in the third quarter, with a portion of the decline in volume related to a previously disclosed customer product transition and customer inventory corrections. The Company believes that while Surface Protection’s customer inventory corrections were largely resolved during the third quarter of 2020, it will experience a significant decline in volume and profitability in the first quarter of 2021 as a result of the customer product transition. See the PE Films section below for further discussion. No significant issues have arisen to date on the collection of accounts receivable at Terphane or Surface Protection.
Tredegar owns approximately 20% of kaleo, Inc. (“kaléo”), which makes and sells an epinephrine delivery device under the name AUVI-Q®. The Company accounts for its investment in kaléo on a fair value basis. The Company’s estimate of the fair value of its interest in kaléo at December 31, 2020 was $34.6 million ($29.7 million after taxes), which represents an increase of $0.1 million ($0.1 million after taxes) and a decrease of $60.9 million ($47.6 million after taxes) since September 30, 2020 and December 31, 2019, respectively. The decline in estimated fair value in 2020 was primarily due to: (i) current projections that assume ongoing pricing pressures, (ii) expected changes in market access as well as continued lower market demand for epinephrine delivery devices resulting from COVID-19-driven delays in in-person back-to-school schedules and social distancing guidelines, and (iii) a higher private company liquidity discount. kaléo’s stock is not publicly traded. The ultimate value of Tredegar’s ownership interest in kaléo could be materially different from the $34.6 million estimated fair value reflected in the Company’s financial statements at December 31, 2020.
Total debt was $134 million at December 31, 2020, compared to $42 million at December 31, 2019. Net debt (debt in excess of cash and cash equivalents), a non-GAAP financial measure, was $122.2 million at December 31, 2020, compared to $10.6 million at December 31, 2019. In December 2020, the Company paid a special dividend of $5.97 per share or $200 million, as a result of strong cash generation and overall net cash proceeds of approximately $46 million relating to the sale of Personal Care Films. The overall net cash proceeds resulted from net proceeds of $53 million received in the fourth quarter of 2020 less $7 million of expected expenditures during 2021, primarily related to information technology transition services and severance. The Company’s revolving credit agreement allows borrowings of up to $375 million and matures in June 2024. The Company believes that its most restrictive covenant (computed quarterly) is the leverage ratio, which permits maximum borrowings of up to 4x EBITDA, as defined under the revolving credit agreement for the trailing four quarters (“Credit EBITDA”). The Company had Credit EBITDA and a leverage ratio (calculated in the “Liquidity and Capital Resources” below) of $93.4 million and 1.43x, respectively, at December 31, 2020. The Company’s current stress testing under a COVID-19-driven recession indicates a low probability that a future leverage ratio will exceed 4.0x. See the “Liquidity and Capital Resources” below for a reconciliation of net debt, a non-GAAP financial measure, to the most directly comparable GAAP financial measure.
OPERATIONS REVIEW
Segment Analysis. A summary of results for 2020 versus 2019 for each of the Company’s reporting segments is shown below.
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2020	2019	% Change
Sales volume (lbs)	186,391	208,249	(10.5)%
Net sales	$455,711	$529,602	(14.0)%
Ongoing operations:
EBITDA	$55,137	$65,683	(16.1)%
Depreciation & amortization*	(17,403)	(16,719)	(4.1)%
EBIT**	$37,734	$48,964	(22.9)%
Capital expenditures	$10,260	$17,855
* Excludes pre-tax accelerated amortization of trade names of $10.0 million in the year ended December 31, 2019.
** See the table in Item 6. “Selected Financial Data” of this Form 10-K (“Item 6”) for a reconciliation of this non-GAAP measure to GAAP.

Net sales in 2020 decreased by 14.0% versus 2019 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Sales volume in 2020 decreased by 10.5% versus 2019 with declines in all key markets, which the Company believes was mainly a result of COVID-19-related lower demand.
EBITDA from ongoing operations in 2020 decreased by $10.5 million in comparison to 2019 due to lower volume ($16.1 million) and higher labor and employee-related costs ($4.3 million), partially offset by higher pricing ($8.1 million), lower freight ($0.8 million) and lower travel and entertainment expenses as a result of COVID-19 ($0.9 million).

Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures are projected to be $21 million in 2021, including $3 million for infrastructure upgrades at the Carthage, Tennessee and Newnan, Georgia facilities, $3 million for a roof replacement at the Elkhart, Indiana site and $4 million for strategic projects. In addition, approximately $11 million will be required to support continuity of current operations. Depreciation expense is projected to be $14 million in 2021. Amortization expense is projected to be $3 million in 2021.
PE Films
A summary of results for PE Films is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2020	2019	% Change
Sales volume (lbs)	45,175	43,983	2.7%
Net sales	$139,288	$133,807	4.1%
Ongoing operations:
EBITDA	$45,107	$41,133	9.7%
Depreciation & amortization	(6,762)	(5,860)	(15.4)%
EBIT*	$38,345	$35,273	8.7%
Capital expenditures	$6,024	$8,567
* See the table in Item 6 for a reconciliation of this non-GAAP measure to GAAP.
Net sales increased by 4.1% in 2020 versus 2019 primarily due to higher sales of products in Surface Protection unrelated to customer product transitions ($12.0 million), partially offset by lower sales associated with the customer product transitions this year ($6.8 million).
EBITDA from ongoing operations in 2020 increased by $4.0 million versus 2019 primarily due to:
•A $3.2 million increase from Surface Protection, primarily due to sales of products unrelated to the customer product transitions ($8.3 million), partially offset by lower sales associated with the customer product transitions ($4.5 million); and
•A $0.8 million increase from Pottsville Packaging primarily related to higher sales volume and favorable raw materials pricing.
Customer Product Transitions in Surface Protection
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation processes and then discarded.
The Company previously reported the risk that a portion of its film products used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. These transitions principally relate to one customer. The Company believes that previously reported delays in this customer's transitions were recently resolved by the customer and much of the remaining transitions could occur by the end of 2021. Under this scenario, the Company estimates that the contribution to EBITDA from ongoing operations for PE Films could decline due to the remaining customer product transitions by $18 million in 2021 versus 2020 and $4 million in 2022 versus 2021. To offset the expected adverse impact, the Company is aggressively pursuing and making progress in generating contribution from sales from new surface protection products, applications and customers and implementing cost savings measures. Annual contribution to EBITDA from ongoing operations for PE Films on surface protection products unrelated to the customer product transitions has increased since 2018 by approximately $12 million.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures are projected to be $5 million in 2021, including: $2 million for productivity projects and $3 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $6 million in 2021. There is no amortization expense for PE Films.

Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Year Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	December 31,
	2020	2019
Sales volume (lbs)	113,115	105,276	7.4%
Net sales	$134,605	$133,935	0.5%
Ongoing operations:
EBITDA	$30,645	$14,737	107.9%
Depreciation & amortization	(1,761)	(1,517)	(16.1)%
EBIT*	$28,884	$13,220	118.5%
Capital expenditures	$4,959	$8,866
* See the table in Item 6 for a reconciliation of this non-GAAP measure to GAAP.
Net sales in 2020 increased 0.5% versus 2019 while volume increased 7.4% versus 2019 primarily due to lower selling prices from lower raw material costs and changes in product mix.
Terphane’s EBITDA from ongoing operations in 2020 increased by $15.9 million versus 2019 due to:
•Lower raw material costs, net of lower selling prices ($8.9 million), higher sales volume ($3.3 million), favorable product mix ($2.2 million) and lower fixed costs ($1.0 million), partially offset by higher variable costs ($1.1 million) and higher selling and general administration expenses ($0.4 million);
•Net favorable foreign currency translation of Real-denominated costs ($1.5 million);
•Foreign currency transaction losses of $0.5 million in 2020 versus gains of $0.2 million in 2019; and
•A benefit of $1.2 million in 2020 resulting from the favorable settlement of a dispute related to value-added taxes.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures are projected to be $9 million in 2021, including $5 million for new capacity for value-added products and productivity projects and $4 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $2 million in 2021. Amortization expense is projected to be $0.4 million in 2021.
Corporate Expenses, Interest and Income Taxes
Pension expense was $14.6 million in 2020, an unfavorable change of $5.1 million from 2019. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 5 to the Consolidated Financial Statements in Item 15. Pension expense is projected to be $14.0 million in 2021, which is determined at the beginning of the year based on the funded status of the Company’s defined benefit pension plan and actuarial assumptions at that time. In addition to the higher pension expense in 2020 compared to 2019, corporate expenses, net, increased primarily due to higher professional fees ($3.4 million) related to business development activities and higher stock compensation expense ($1.0 million), partially offset by lower environmental expenses ($0.6 million) and lower other employee-related compensation ($1.3 million).
Interest expense decreased to $2.6 million in 2020 from $4.1 million in 2019, primarily due to lower average debt levels.
The effective tax rate used to compute income taxes for continuing operations in 2020 was 32.8% compared to 18.8% in 2019. The differences between the U.S. federal statutory rate and the effective tax rate for 2020 and 2019 are shown in Note 16 in the Notes to the Financial Statements.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources, below.
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

Impairment of Long-lived Identifiable Assets and Goodwill
The Company assesses its long-lived identifiable assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Any necessary impairment charges are recorded when the Company does not believe the carrying value of the long-lived asset(s) will be recoverable. Tredegar also reassesses the useful lives of its long-lived assets based on changes in the business and technologies.
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
As of December 1, 2020, the Company applied the Step 0 assessment to its PE Films’ Surface Protection reporting unit and its Aluminum Extrusions’ Futura reporting unit, which was created as a result of an acquisition in 2017. Each reporting unit had a fair value significantly in excess of its carrying amount when last tested using the quantitative impairment test. The Company's Step 0 analysis in 2020 of these reporting units concluded that it is not more likely than not that the fair value of each reporting unit was less than its carrying amount.
Goodwill for Surface Protection and Futura totaled $57.3 million and $10.4 million, respectively, at December 31, 2020.
In assessing the recoverability of goodwill and long-lived identifiable assets, the Company primarily estimates fair value using discounted cash flow analyses and comparative enterprise value-to-EBITDA multiples. These calculations require management to make assumptions regarding estimated future cash flows, discount rates and other factors to determine if an impairment exists. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.
During the first three months of 2020, the Company performed goodwill impairment tests for the Aluminum Extrusions’ AACOA reporting unit, which was created as a result of an acquisition in 2011, and the Futura reporting unit using a combination of income and market approaches and determined that the fair value of the Futura reporting unit exceeded its carrying value. However, the fair value of the AAOCA reporting unit did not exceed its carrying value. As a result, the Company recognized a goodwill impairment charge of $13.7 million ($10.5 million after taxes), which represented the entire amount of goodwill associated with the AACOA reporting unit. The operations of the AACOA reporting unit, which includes the Niles, Michigan and Elkhart, Indiana facilities, was expected to be severely impacted by COVID-19 at that time, with over 80% of the aluminum extrusions manufactured at these facilities sold to customers that make consumer durable products, such as recreational boating and power sports vehicles, and to customers serving the building and construction and automotive markets.
Investment Accounted for Under the Fair Value Method
In August 2007 and December 2008, Tredegar made an aggregate investment of $7.5 million in kaléo (formerly Intelliject, Inc.), a privately held specialty pharmaceutical company. This investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds generally use the fair value option to account for their investment portfolios). At December 31, 2020, Tredegar’s ownership interest was approximately 20% on a fully diluted basis.
The Company considers its investment in kaléo to be a Level 3 investment under the fair value hierarchy described in GAAP. The Company discloses the level of its investments within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The Company believes that its fair value estimates will continue to be based upon Level 3 inputs since there is no secondary market for Tredegar’s ownership. See Note 4 to the Consolidated Financial Statements in Item 15 for more information on valuation methods used. Adjustments to the estimated fair value of this investment will be made in the period in which such changes can be quantified.

At December 31, 2020 and 2019, the fair value of the Company’s investment in kaléo (also the carrying value, which is separately stated in the consolidated balance sheets) was estimated at $34.6 million and $95.5 million, respectively. The weighted average cost of capital used in the fair market valuation of the Company’s interest in kaléo was 35% and 29% as of December 31, 2020 and 2019. The ultimate value of the Company’s ownership interest in kaléo will be determined and realized only if and when a liquidity event occurs, and the ultimate value could be materially different from the $34.6 million estimated fair value reflected in the Company’s financial statements at December 31, 2020. The fair market valuation of Tredegar’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk and wide range of possible outcomes. At December 31, 2020, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of the Company’s interest in kaléo by approximately $5 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $6 million.
Pension Benefits
Tredegar sponsors noncontributory defined benefit (pension) plans that have resulted in varying amounts of net pension income or expense, as developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rate of future compensation increases. The Company is required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension income or expense recorded in future periods.
The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, the pension liability increases as the discount rate decreases and vice versa. The weighted average discount rate utilized was 2.57%, 3.27% and 4.40% at the end of 2020, 2019 and 2018, respectively, with changes between periods due to changes in market interest rates. Pay for active participants of the plan was frozen as of December 31, 2007. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.
A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on plan assets (net of fees and plan expenses), which is primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was approximately 10.9% in 2020, 11.8% in 2019 and negative 5.4% in 2018. The expected long-term return on plan assets, which is estimated by asset class and generally based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums, was 5.00%, 6.00% and 6.50% in 2020, 2019 and 2018, respectively. The Company anticipates that its expected long-term return on plan assets will be 5.00% for 2021. See Note 13 to the Consolidated Financial Statements in Item 15 for more information on expected long-term return on plan assets and asset mix.
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
For financial reporting purposes, unrecognized tax benefits on uncertain tax positions were $0.6 million and $0.9 million as of December 31, 2020 and 2019, respectively. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by Tredegar would possibly result in the payment of interest and penalties. Accordingly, the Company also accrues for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was $0.1 million, $0.1 million and $0.2 million at December 31, 2020, 2019 and 2018, respectively ($0.1 million, $0.1 million and $0.2 million, respectively, net of corresponding U.S. federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2017.
As of December 31, 2020 and 2019, valuation allowances relating to deferred income tax assets were $17.5 million and $3.8 million, respectively. For more information on deferred income tax assets and liabilities, see Note 16 to the Consolidated Financial Statements in Item 15.

Results of Operations
2020 versus 2019
Revenues. Sales in 2020 decreased by 8.6% compared with 2019 primarily due to lower sales in Aluminum Extrusions partially offset by higher sales in PE Films. Net sales decreased 14.0% in Aluminum Extrusions primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Net sales increased 4.1% in PE Films primarily due to higher sales of products in Surface Protection unrelated to customer product transitions, partially offset by lower sales associated with the customer product transitions. Net sales increased in Flexible Packaging Films by 0.5% primarily due to increased volume and changes in product mix. For more information on changes in net sales and volume, see the Executive Summary section above.
Operating Costs and Expenses. Consolidated gross profit margin (sales minus cost of goods sold and freight as a percentage of sales) was 22.6% in 2020 versus 18.9% in 2019. The gross profit margin in Flexible Packaging Films increased due to higher sales volume, lower raw material costs and favorable product mix. The gross profit margin in PE Films and Aluminum Extrusions was flat compared to 2019.
For more information on changes in operating costs and expenses, see the Executive Summary section above.
Selling, General and Administrative. As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 12.3% in 2020, which increased from 10.2% in 2019. SG&A and R&D expenses were up year-over-year, while net sales decreased. Increased SG&A expense was primarily due to higher professional fees related to business development activities, higher stock-based compensation expense, and corporate costs incurred during 2020 associated with the sale of Personal Care Films.
Plant shutdowns, asset impairments, restructurings and other. Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in 2020 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 5 to the Consolidated Financial Statements in Item 15 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted. A discussion of unrealized gains and losses on investments can also be found in Note 4 to the Financial Statements in Item 15 and additional information on restructuring costs can be found in Note 17 to the Consolidated Financial Statements in Item 15.

($ in millions)	Q1	Q2	Q3	Q4	2020
Aluminum Extrusions:
Losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP feasibility study[2]	$0.7	$0.2	$0.3	$0.1	$1.3
Environmental charges at Newnan, Georgia plant[1]	—	—	—	0.3	0.3
COVID-19-related expenses[2]	—	0.9	0.5	0.5	1.9
Total for Aluminum Extrusions	$0.7	$1.1	$0.8	$0.9	$3.5

PE Films:
Losses associated with plant shutdowns, asset impairments and restructurings:
Surface Protection restructuring costs - severance	$—	$—	$—	$1.6	$1.6
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[3]	—	0.1	—	0.2	0.3
Total for PE Films	$—	$0.1	$—	$1.8	$1.9

Corporate:
Professional fees associated with: internal control over financial reporting; business development activities; and implementation of new accounting guidance[2]	$1.8	$1.8	$0.6	$1.3	$5.5
Accelerated recognition of stock option-based compensation[2]	—	0.1	—	—	0.1
Corporate costs associated with the divestiture of Personal Care Films[2]	—	—	1.1	(0.3)	0.8
Loss on sale of Bright View[3]	—	—	—	2.3	2.3
Write-down of investment in Harbinger Capital Partners Special Situations Fund[3]	0.2	—	0.1	0.1	0.4
Stock compensation expense associated with the fair value remeasurement of awards granted at the time of the Special Dividend[2]	—	—	—	0.4	0.4
Total for Corporate	$2.0	$1.9	$1.8	$3.8	$9.5
1. Included in “Cost of goods sold” in the consolidated statements of income.
2. Included in “Selling, general and administrative” in the consolidated statements of income.
3. Included in “Other income (expense), net” in the consolidated statements of income.
Interest Expense. Interest expense, which is net of amounts capitalized and included in property, plant and equipment ($0.1 million and $0.3 million capitalized in 2020 and 2019, respectively), was $2.6 million in 2020, compared to $4.1 million for 2019. Average debt outstanding and interest rates were as follows:

(In millions, except percentages)	2020	2019
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$33.5	$85.0
Average interest rate	2.3%	4.0%
2019 versus 2018
Revenues. Sales in 2019 decreased by 3.0% compared with 2018 due to lower sales in Aluminum Extrusions partially offset by higher sales in PE Films and Flexible Packaging Films. Net sales decreased 7.6% in Aluminum Extrusions primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Net sales increased 4.8% in PE Films primarily due to higher sales volume and increased selling prices. Net sales increased in Flexible Packaging Films by 8.2% primarily due to higher sales volume and increased selling prices. For more information on changes in net sales and volume, see the Segment Analysis below.
Operating Costs and Expenses. Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 18.9% in 2019 versus 17.0% in 2018. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher selling prices. The gross profit margin in PE Films increased primarily due to higher profits in Surface Protection as a result of higher sales volume and increased selling prices. The gross profit margin in Flexible Packaging Films was essentially unchanged from 2018 to 2019. For more information on changes in operating costs and expenses, see the Segment Analysis below.

Selling, General and Administrative. As a percentage of sales, SG&A and R&D expenses were 10.2% in 2019, which increased from 8.8% in 2018. The increase in SG&A and R&D expenses as a percentage of sales can be primarily attributed to lower sales for Aluminum Extrusions. Increased spending was due to higher stock-based compensation and consulting fees for remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting, business development activities and implementation of new accounting guidance.
Plant shutdowns, asset impairments, restructurings and other. Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in 2019 and 2018 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 5 to the Consolidated Financial Statements in Item 15 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted. A discussion of unrealized gains and losses on investments can also be found in Note 4 to the Consolidated Financial Statements in Item 15 and additional information on restructuring costs can be found in Note 17 to the Consolidated Financial Statements in Item 15.

($ in millions)	Q1	Q2	Q3	Q4	2019
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Wind damage to roof of Elkhart, Indiana plant[2]	$—	$—	$0.3	$(0.4)	$(0.1)
Environmental charges at Carthage Tennessee plant[1]	—	—	0.4	0.2	0.6
Total for Aluminum Extrusions	$—	$—	$0.7	$(0.2)	$0.5

PE Films:
Losses associated with plant shutdowns, asset impairments and restructurings:
Write-off of films production line - Guangzhou, China facility	$0.4	$—	$—	$—	$0.4
Surface Protection restructuring costs - severance	—	—	0.1	0.2	0.3
Total for PE Films	$0.4	$—	$0.1	$0.2	$0.7

Corporate:
Professional fees associated with: internal control over financial reporting; business development activities; and implementation of new accounting guidance[2]	$0.9	$0.9	$1.5	$0.2	$3.5
Accelerated recognition of stock option-based compensation[2]	—	—	—	1.3	1.3
Environmental costs not associated with a business unit[2]	—	—	—	0.6	0.6
Total for Corporate	$0.9	$0.9	$1.5	$2.1	$5.4
1. Included in “Cost of goods sold” in the consolidated statements of income. 2. Included in “Selling, general and administrative” in the consolidated statements of income.

($ in millions)	Q1	Q2	Q3	Q4	2018
Aluminum Extrusions:
Losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$—	$—	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Wind damage to roof of Elkhart, Indiana plant[2]	—	—	0.1	—	0.1
Environmental charges at Carthage Tennessee plant[1]	—	—	0.2	0.1	0.3
Total for Aluminum Extrusions	$0.1	$—	$0.3	$0.1	$0.5

PE Films:
Losses associated with plant shutdowns, asset impairments and restructurings:
Surface Protection restructuring costs - severance	$—	$—	$—	$0.2	$0.2
(Gains) losses from sale of assets, investment writedowns and other items:
Costs to prepare a market study[2]	—	—	0.2	—	0.2
Gain on reversal of contingent liability[3]	—	—	—	(0.3)	(0.3)
Total for PE Films	$—	$—	$0.2	$(0.1)	$0.1

Corporate:
Professional fees associated with: internal control over financial reporting; and implementation of new accounting guidance[2]	$0.3	$—	$0.2	$0.6	$1.1
Write-down of investment in Harbinger Capital Partners Special Situations Fund[3]	—	0.2	0.2	0.1	0.5
Business development projects[2]	—	—	—	0.5	0.5
Total for Corporate	$0.3	$0.2	$0.4	$1.2	$2.1
1. Included in “Cost of goods sold” in the consolidated statements of income.
2. Included in “Selling, general and administrative” in the consolidated statements of income.
3. Included in “Other income (expense), net” in the consolidated statements of income.
Interest Expense. Interest expense, which is net of amounts capitalized and included in property, plant and equipment ($0.3 million and $0.1 million capitalized in 2019 and 2018, respectively), was $4.1 million in 2019, compared to $5.7 million for 2018. Average debt outstanding and interest rates were as follows:

(In millions, except percentages)	2019	2018
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$85.0	$121.3
Average interest rate	4.0%	3.8%

Segment Analysis. A summary of operating results for 2019 versus 2018 for each of the Company’s reporting segments is shown below.
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2019	2018	% Change
Sales volume (lbs)	208,249	223,866	(7.0)%
Net sales	$529,602	$573,126	(7.6)%
Ongoing operations:
EBITDA	$65,683	$65,479	0.3%
Depreciation & amortization*	(16,719)	(16,866)	0.9%
EBIT**	$48,964	$48,613	0.7%
Capital expenditures	$17,855	$12,966
* Excludes pre-tax accelerated amortization of trade names of $10.0 million in the year ended December 31, 2019. ** See the table in Item 6 for a reconciliation of this non-GAAP measure to GAAP.
Net sales in 2019 decreased versus 2018 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs.
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
PE Films
A summary of results for PE Films is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2019	2018	% Change
Sales volume (lbs)	43,983	40,173	9.5%
Net sales	$133,807	$127,708	4.8%
Ongoing operations:
EBITDA	$41,133	$32,404	26.9%
Depreciation & amortization	(5,860)	(6,201)	5.5%
EBIT*	$35,273	$26,203	34.6%
Capital expenditures	$8,567	$2,523
* See the table in Item 6 for a reconciliation of this non-GAAP measure to GAAP.
Net sales in 2019 increased by $6.1 million versus 2018 primarily due to higher sales in Surface Protection. Surface Protection’s sales increased $5.8 million due to higher sales volume and increased selling prices, partially offset by unfavorable product mix.
EBITDA from ongoing operations in 2019 increased by $8.7 million versus 2018 primarily due to:
•A $6.8 million increase from Surface Protection, primarily due to higher selling prices ($6.0 million), quality claims in 2018 that did not recur in 2019 ($1.2 million), production efficiencies ($1.4 million) and favorable raw material costs ($1.9 million), partially offset by unfavorable mix (net impact of $2.0 million) and higher fixed manufacturing and general and administrative costs ($1.5 million); and
•A $1.6 million increase from Pottsville Packaging primarily related to higher sales volume ($1.5 million), increased productivity ($0.5 million) and increased selling prices ($0.2 million), partially offset by unfavorable product mix ($1.0 million).

Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Year Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	December 31,
	2019	2018
Sales volume (lbs)	105,276	98,994	6.3%
Net sales	$133,935	$123,830	8.2%
Ongoing operations:
EBITDA	$14,737	$11,154	32.1%
Depreciation & amortization	(1,517)	(1,262)	(20.2)%
EBIT*	$13,220	$9,892	33.6%
Capital expenditures	$8,866	$5,423
* See the table in Item 6 for a reconciliation of this non-GAAP measure to GAAP.
Net sales in 2019 increased versus 2018 primarily due to higher sales volume and increased selling prices.
Terphane’s EBITDA from ongoing operations in 2019 increased by $3.6 million versus 2018 due to:
•Higher volume ($2.6 million) and higher selling prices ($1.6 million), partially offset by higher fixed and variable costs, including costs related to a restarted line ($2.0 million);
•Net favorable foreign currency translation of Real-denominated operating costs of $0.4 million; and
•Foreign currency transaction gains of $1.0 million in 2019 versus losses of $0.8 million in 2018.
Liquidity and Capital Resources
The Company continuously focuses on working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from continuing operations from December 31, 2019 to December 31, 2020 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
•Accounts and other receivables decreased $2.8 million (3.1%).
◦Accounts and other receivables in Aluminum Extrusions decreased by $3.3 million primarily due to lower sales volume and lower sales prices from the pass-through of lower metal costs, partially offset by an increase in average selling prices. DSO (computed using trailing 12 months net sales and a rolling 12-month average of accounts and other receivables balances) was approximately 47.5 days in 2020 and 48.5 days in 2019.
◦Accounts and other receivables in PE Films decreased by $0.3 million as the removal of assets related to Bright View was partially offset by increased accounts receivables in Surface Protection due to higher sales. DSO was approximately 30.2 days in 2020 and 34.7 days in 2019.
◦Accounts and other receivables in Flexible Packaging Films remained consistent compared to the prior year. DSO was approximately 41.0 days in 2020 and 37.7 days in 2019.
•Inventories increased $2.2 million (3.5%).
◦Inventories in Aluminum Extrusions increased by $3.2 million primarily due to higher average aluminum prices and COVID-19-related operational and production inefficiencies. DIO (computed using trailing 12 months costs of goods sold calculated on a first in, first out basis and a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 39.3 days in 2020 and 38.6 days in 2019.
◦Inventories in PE Films increased by $0.7 million primarily due to higher raw material levels in Surface Protection partially offset by the removal of assets related to Bright View. DIO was approximately 59.2 days in 2020 and 51.3 days in 2019.
◦Inventories in Flexible Packaging Films decreased by $1.6 million primarily due to increased sales volume and lower resin costs partially offset by higher raw material levels. DIO was approximately 89.4 days in 2020 and 94.3 days in 2019.
•Net property, plant and equipment decreased by $7.0 million (4.0%) primarily due to depreciation expenses of $23.4 million, a reduction from the effect of changes in foreign exchange rates of $3.3 million and the removal of assets related to Bright View of $2.3 million, partially offset by capital expenditures of $21.4 million.

•Identifiable intangible assets, net decreased by $3.8 million (16.9%) primarily due to amortization expense of $3.0 million and the removal of assets related to Bright View of $0.6 million.
•Accounts payable increased by $2.4 million (2.8%).
◦Accounts payable in Aluminum Extrusions increased by $3.3 million, primarily due to increased inventory levels as a result of COVID-19-related lower demand. DPO (computed using trailing 12 months costs of goods sold calculated on a first in, first out basis and a rolling 12-month average of accounts payable balances) was approximately 53.1 days in 2020 and 49.9 days in 2019.
◦Accounts payable in PE Films decreased by $3.2 million primarily due to effective working capital management and the normal volatility associated with the timing of payments. DPO was approximately 36.8 days in 2020 and 37.1 days in 2019.
◦Accounts payable in Flexible Packaging Films increased by $0.5 million, primarily due the negotiation of longer payment terms partially offset by reduced resin costs. DPO was approximately 61.7 days in 2020 and 55.2 days in 2019.
Net cash provided by operating activities was $74.4 million in 2020 compared to $115.9 million in 2019. The decrease is primarily due to significant net working capital efficiencies in 2019 versus 2020 ($28.5 million), a dividend received from kaléo in 2019 ($17.6 million), and higher pension and postretirement benefit plan contributions ($4.1 million), partially offset by higher EBITDA from ongoing operations for business segments of $9.3 million in 2020 versus the prior period.
Cash provided by investing activities was $32.9 million in 2020 compared to cash used in investing activities of $39.9 million in 2019. Cash provided by investing activities in 2020 includes the net cash proceeds received for the sale of Personal Care Films ($55.1 million) and Bright View ($1.1 million), partially offset by capital expenditures of $23.4 million. Cash used in investing activities in 2019 includes capital expenditures of $50.9 million, which was partially offset by $10.9 million of cash proceeds received for the sale of the PE Films’ Shanghai manufacturing facility.
Net cash used in financing activities of $125.6 million in 2020 compared to $77.3 million in 2019. The increase is primarily due to higher net borrowings of $151.5 million under the Credit Agreement (as defined below) and higher dividend payments to shareholders of $200.7 million primarily due to the $200 million Special Dividend (partially funded from borrowings under the Credit Agreement, as defined below), partially offset by lower debt financing costs of $1.1 million.
On December 1, 2020, Tredegar entered into an amendment (“Amendment No. 1”) to its five-year secured revolving credit agreement (the “Credit Agreement”), which matures in June 2024. The material changes from Amendment No. 1 are as follows:
•Aggregate borrowings available under the facility were reduced from $500 million to $375 million.
•The definition of Credit EBITDA was amended to permit certain adjustments for prepayment of pension obligations on a pro forma basis.
•Amendments were made to certain of the negative covenants, including, among other amendments, the following: (i) the restricted payments covenant was amended to permit a one-time special dividend payment of up to $200 million and allow for an aggregate amount of dividend payments up to $75 million subsequent to Amendment No. 1 through the maturity date of the Credit Agreement; (ii) the asset disposition covenant was amended to reduce the general basket to 20% of consolidated total assets over the life of the facility and was reset as of December 1, 2020; and (iii) the indebtedness covenant was amended to reduce several baskets to $25 million each.

Net capitalization and indebtedness as defined under the Credit Agreement as of December 31, 2020 were as follows:

Net Capitalization and Indebtedness as of December 31, 2020
(In thousands)
Net capitalization:
Cash and cash equivalents	$11,846
Debt:
Credit Agreement	134,000
Debt, net of cash and cash equivalents	122,154
Shareholders’ equity	109,055
Net capitalization	$231,209
Indebtedness as defined in Credit Agreement:
Total debt	$134,000
Indebtedness	$134,000
The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-Credit EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)
Indebtedness-to-Credit EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 3.5x but <= 4.0x	200.0	40
> 3.0x but <= 3.5x	187.5	35
> 2.0x but <= 3.0x	175.0	30
> 1.0x but <= 2.0x	162.5	25
<= 1.0x	150.0	20
At December 31, 2020, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 162.5 basis points. Under the Credit Agreement, borrowings are permitted up to $375 million, and approximately $241 million was available to borrow at December 31, 2020, based upon the most restrictive covenant within the Credit Agreement.
The computations of Credit EBITDA, the leverage ratio and interest coverage ratio as defined in the Credit Agreement are presented below along with the related most restrictive covenants. Credit EBITDA as defined in the Credit Agreement is not intended to represent net income or cash flow from operations as defined by GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Credit EBITDA, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants
As of and for the Twelve Months Ended December 31, 2020 (In thousands)
Computations of Credit EBITDA as defined in Credit Agreement for the twelve months ended December 31, 2020
Net income (loss)	$(75,444)
Plus:
After-tax losses related to discontinued operations	58,611
Total income tax expense for continuing operations	—
Interest expense	2,587
Depreciation and amortization expense for continuing operations	26,446
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	26,384
Charges related to stock option grants and awards accounted for under the fair value-based method	2,161
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	60,900
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(8,213)
Interest income	(44)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	—
Credit EBITDA as defined in Credit Agreement	$93,388
Computations of leverage and interest coverage ratios as defined in Credit Agreement at December 31, 2020:
Leverage ratio (indebtedness-to-Credit EBITDA)	1.43x
Interest coverage ratio (Credit EBITDA-to-interest expense)	36.1x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar subsequent to Amendment No. 1 of the Credit Agreement ($75,000)	75,000
Maximum leverage ratio permitted	4.00x
Minimum interest coverage ratio permitted	3.00x
Tredegar was in compliance with all of its debt covenants as of December 31, 2020. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and dividend requirements for at least the next twelve months.
At December 31, 2020, Tredegar had cash and cash equivalents of $11.8 million, including funds held in locations outside the U.S. of $9.4 million.

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the continuing operations contractual obligations of Tredegar as of December 31, 2020:

	Payments Due by Period
(In millions)	2021	2022	2023	2024	2025	Remainder	Total
Debt:
Principal payments	$—	$—	$—	$134.0	$—	$—	$134.0
Estimated interest expense	2.3	2.3	2.3	1.1	—	—	8.0
Estimated contributions required: (1)
Defined benefit plans	11.7	12.0	11.9	11.3	9.7	9.5	66.1
Other postretirement benefits	0.5	0.5	0.5	0.5	0.5	2.1	4.6
Capital expenditure commitments	1.3	3.1	—	—	—	—	4.4
Leases(2)	3.2	2.9	2.6	2.5	2.4	7.4	21.0
Estimated obligations relating to uncertain tax positions (3)	0.1	—	—	—	—	0.6	0.7
Other (4)	4.2	0.6	—	—	—	—	4.8
Total	$23.3	$21.4	$17.3	$149.4	$12.6	$19.6	$243.6
(1)    Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2021 through 2030 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2021 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2030.
(2)    Contractual lease payments for 2021 include $0.5 million of short term lease payments and $0.3 million of variable lease costs.
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 to the Consolidated Financial Statements in Item 15 for additional information.
The volatility of quarterly average aluminum prices is shown in the chart below.

Source: Quarterly averages computed by the Company using daily Midwest average prices provided by Platts.
The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The volatility of average quarterly prices of polyethylene resin in the U.S. (a primary raw material for PE Films products) is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly data provided by IHS, Inc. In February 2020, IHS reflected a 32 cents per pound non-market adjustment based on their estimate of the growth of discounts in prior periods. The 4th quarter 2019 average rate of $0.51 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2019.
The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. Selling prices to customers are set considering numerous factors, including the expected volatility of resin prices. In certain situations, PE Films has index-based pass-through raw material cost arrangements with customers. However, under certain agreements, changes in resin prices are not passed through for a period of 90 days or more. Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.
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
The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2020, 2019 and 2018 are as follows:

Tredegar Corporation Percentage of Net Sales and Total Assets Related to Foreign Markets*
	2020			2019			2018
	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets -Foreign Operations
	Net Sales			Net Sales			Net Sales
	Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations
Canada	2	—	—	2	—	—	2	—	—
Europe	1	—	—	1	—	—	—	—	—
Latin America	—	13	10	1	12	7	—	10	7
Asia	11	—	4	10	—	3	9	1	3
Total	14	13	14	14	12	10	11	11	10

*	The percentages for foreign markets are relative to Tredegar’s consolidated net sales and total assets .
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
The Company estimates annual net costs of R$119 million for the net mismatch translation exposure between Terphane Ltda.’s U.S. Dollar quoted or priced sales and raw material costs and underlying Brazilian Real quoted or priced Terphane Ltda. Operating Costs. Terphane Ltda. has outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars to hedge its exposure. See Note 9 to the Consolidated Financial Statements in Item 15 for more information on outstanding hedging contracts and this hedging program.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had an unfavorable impact on EBITDA from ongoing operations in PE Films of $0.7 million in 2020 compared to 2019 and an unfavorable impact on EBITDA from ongoing operations of $0.5 million in 2019 compared with 2018.
Trends for the Brazilian Real and Chinese Yuan are shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See discussion of Quantitative and Qualitative Disclosures about Market Risk in Item 7.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in Item 15 and is hereby incorporated herein by reference.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
On November 1, 2018, the Company filed a Current Report on Form 8-K (the “November 2018 Form 8-K”) to disclose deficiencies in internal control over financial reporting. For further information, see the November 2018 Form 8-K and Item 4. “Controls and Procedures” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (the “2018 Third Quarter 10-Q”).
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2020, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management concluded that the

Company’s internal control over financial reporting was not effective as of December 31, 2020, because of the material weaknesses in internal control over financial reporting discussed below.
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
While these material weaknesses did not result in material misstatements of the Company’s financial statements as of and for the year ended December 31, 2020, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, the Company concluded that the deficiencies represent material weaknesses in its internal control over financial reporting and its internal control over financial reporting was not effective as of December 31, 2020.
The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2020 consolidated financial statements included in this Form 10-K, has expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears on page 47 of this Form 10-K.
Remediation Plan
The Company’s remediation efforts are ongoing, and it will continue its initiatives to implement and document policies and procedures, and strengthen the Company’s internal control environment. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment has extended into 2021. In addition, the Company is monitoring the impact of COVID-19 on its remediation plan. Depending on the severity and length of the pandemic, the remediation timeline could be negatively impacted because of inefficiencies caused by COVID-related limitations on travel, meetings, on-site work and close collaboration and the related increase in time necessary to complete remediation projects.
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
a.Identified material processes and significant locations for the purpose of identifying risks of material misstatement to the Company’s financial statements,
b.Conducted interviews with relevant parties to ensure our understanding of the activities involved in the recording of transactions within material processes,
c.Substantially completed a comprehensive review and update, as necessary, of the documentation of relevant processes with respect to the Company’s internal control over financial reporting,
d.Documented significant elements of a comprehensive risk assessment and internal control gap analysis and commenced the validation thereof with key stakeholders,
e.Commenced the design of certain new or redesigned internal controls, and
f.Commenced the design and implementation of internal controls for certain processes within its Aluminum Extrusions business, PE Films business, its Flexible Packaging business, and its corporate functions.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the second quarter of 2019. During the quarter ended December 31, 2020, the Company, with the assistance of its outside consultant, continued the design and implementation of internal controls for certain processes within its Aluminum business, PE Films business, Flexible Packaging business and its corporate function. Except as noted above with respect to the implementation of the remediation plan, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Set forth below are the names, ages and titles of the Company’s executive officers:

Name	Age	Title
John M. Steitz	62	President and Chief Executive Officer
D. Andrew Edwards	62	Executive Vice President and Chief Financial Officer
Kevin C. Donnelly	46	Vice President, General Counsel and Corporate Secretary
John M. Steitz. Mr. Steitz was elected President and Chief Executive Officer effective March 19, 2019.  He previously served as President and Chief Executive Officer of Addivant Corporation, a leading global supplier of antioxidants, intermediates, inhibitors, modifiers, UV stabilizers and other additives to the plastic and rubber industries, from March 2015 until January 2019, as President and Chief Operating Officer of PQ Corporation, a leading worldwide producer of specialty inorganic performance chemicals and catalysts, from October 2013 until March 2015, as President and Chief Executive Officer of Avantor Performance Materials, a global supplier of ultra-high-purity life sciences materials with strict regulatory and performance specifications, from September 2012 until September 2013, as President and Chief Operating Officer of Albemarle Corporation from March 2012 until August 2012, and as Chief Operating Officer and Executive Vice President of Albemarle from April 2007 until March 2012.
D. Andrew Edwards. Mr. Edwards was named Executive Vice President and Chief Financial Officer effective August 6, 2020. Mr. Edwards had been Vice President and Chief Financial Officer since July 20, 2015. He previously served as the Chief Financial Officer of United Sporting Companies, Inc., a wholesale distributor of outdoor sporting goods, from February 2013 until July 2015 and as Vice President, Controller and Chief Accounting Officer of Owens & Minor, Inc., a distributor of acute medical products, from April 2010 to February 2013 and as Acting Chief Financial Officer of Owens & Minor, Inc. from March 2012 to February 2013. Mr. Edwards also served as Vice President, Finance, of Owens & Minor, Inc. from December 2009 until April 2010.  Mr. Edwards previously served as the Company’s Vice President, Chief Financial Officer and Treasurer from August 2003 to December 2009 and as the Company’s Vice President, Finance from November 1998 to August 2003. Mr. Edwards also served as the Company’s Treasurer from May 1997 to December 2009 and as the Company’s Controller from October 1992 until July 2000.
Kevin C. Donnelly.  Mr. Donnelly was elected Vice President, General Counsel and Corporate Secretary effective January 1, 2021. He joined Tredegar in 2010 and served as its Associate General Counsel from 2013 to 2020. Prior to joining Tredegar, Mr. Donnelly was an associate at Hunton & Williams LLP (now Hunton Andrews Kurth LLP). He received a B.A. degree from the University of Richmond and a J.D. from the University of Virginia.
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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information to be included in the Proxy Statement under the heading “Equity Compensation Plan Information” is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information to be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions,” “Tredegar’s Board of Directors” and “Board Meetings, Meetings of Non-Management Directors and Board Committees” is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following is incorporated herein by reference:
•Information on accounting fees and services to be included in the Proxy Statement under the heading “Audit and Non-Audit Fees;” and
•Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services to be included in the Proxy Statement under the heading “Board Meetings, Meetings of Non-Management Directors and Board Committees—Audit Committee Matters.”

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of the report:
(1)	Financial statements:
	Tredegar Corporation
	Index to Financial Statements and Supplementary Data
		Page
	Auditors’ Opinions:
	Report of Independent Registered Public Accounting Firm	45
	Opinion on Internal Control Over Financial Reporting	47
	Financial Statements:
	Consolidated Balance Sheets	48
	Consolidated Statements of Income	49
	Consolidated Statements of Comprehensive Income (Loss)	50
	Consolidated Statements of Cash Flows	51
	Consolidated Statements of Shareholders' Equity	52
	Notes to Financial Statements	53
(2)	Financial statement schedules:
	None
(3)	Exhibit Index	88

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tredegar Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2021 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of investment in kaleo, Inc.
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company accounts for its ownership interest in kaleo, Inc. (“kaléo”) under the fair value option of accounting. The Company estimates the fair value of its investment in kaléo by computing the weighted average estimated enterprise value utilizing both the discounted cash flow method (the “DCF method”) and the application of a market multiple to earnings before interest, taxes, depreciation and amortization (the “EBITDA multiple method”), and applying certain other adjustments. The Company applied an 80% weighting to the DCF method and a 20% weighting to the EBITDA multiple method. As of December 31, 2020, the estimated fair value of the Company’s ownership interest in kaléo was $34.6M.
We identified the assessment of the fair value of the Company’s ownership interest in kaléo as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used in the DCF method. Specifically, the weighted average cost of capital (“WACC”), which was used as the basis for the discount rate, is sensitive to variation such that minor changes to this assumption could have a significant impact on the estimated fair value of the Company’s ownership interest in kaléo.
The following are the primary procedures we performed to address the critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted in:

— evaluating the Company’s discount rate by comparing it to a discount rate that was independently developed using publicly available third-party market data for comparable entities
— developing an estimate of fair value using kaléo’s forecasted cash flows and the independently developed discount rate, and comparing the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Richmond, Virginia
March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Tredegar Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2021 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to an ineffective control environment resulting from an insufficient number of trained resources, ineffective risk assessment, ineffective information and communication, and ineffective monitoring activities resulting in ineffective control activities related to the design and operation of process-level controls and general information technology controls across all financial reporting processes have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Richmond, Virginia
March 16, 2021

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

	December 31
	2020	2019
(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$11,846	$31,422
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,797 in 2020 and $1,904 in 2019	86,327	89,117
Income taxes recoverable	2,807	2,661
Inventories	66,437	64,205
Prepaid expenses and other	19,679	8,333
Current assets of discontinued operations	1,339	37,418
Total current assets	188,435	233,156
Property, plant and equipment, at cost:
Land and land improvements	4,544	4,554
Buildings	66,406	64,311
Machinery and equipment	404,669	413,856
Total property, plant and equipment	475,619	482,721
Less accumulated depreciation	(309,074)	(309,165)
Net property, plant and equipment	166,545	173,556
Right-of-use leased assets	16,037	18,492
Investment in kaléo (cost basis of $7,500)	34,600	95,500
Identifiable intangible assets, net	18,820	22,636
Goodwill	67,708	81,404
Deferred income tax assets	19,068	12,435
Other assets	3,506	4,628
Non-current assets of discontinued operations	151	70,861
Total assets	$514,870	$712,668
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$89,702	$87,296
Accrued expenses	40,741	39,465
Lease liability, short-term	2,082	2,427
Income taxes payable	706	—
Current liabilities of discontinued operations	7,521	23,280
Total current liabilities	140,752	152,468
Lease liability, long-term	14,949	17,338
Long-term debt	134,000	42,000
Pension and other postretirement benefit obligations, net	110,585	107,446
Deferred income tax liabilities	—	11,019
Other non-current liabilities	5,529	5,297
Non-current liabilities of discontinued operations	—	351
Total liabilities	405,815	335,919
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding— 33,457,176 shares in 2020 and 33,365,039 in 2019 (including restricted stock)	50,066	45,514
Common stock held in trust for savings restoration plan (105,067 shares in 2020 and 74,798 in 2019)	(2,087)	(1,592)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(84,149)	(100,663)
Gain (loss) on derivative financial instruments	2,264	(1,307)
Pension and other postretirement benefit adjustments	(96,519)	(95,681)
Retained earnings	239,480	530,478
Total shareholders’ equity	109,055	376,749
Total liabilities and shareholders’ equity	$514,870	$712,668
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2020	2019	2018
(In thousands, except per-share data)
Revenues and other:
Sales	$755,290	$826,324	$851,834
Other income (expense), net	(67,294)	28,371	30,455
	687,996	854,695	882,289
Costs and expenses:
Cost of goods sold	558,967	641,140	679,665
Freight	25,686	28,980	27,170
Selling, general and administrative	84,246	76,598	67,929
Research and development	8,398	7,893	6,672
Amortization of identifiable intangibles	3,017	13,601	3,976
Pension and postretirement benefits	14,720	9,642	10,406
Interest expense	2,587	4,051	5,702
Asset impairments and costs associated with exit and disposal activities, net of adjustments	1,725	784	398
Goodwill impairment	13,696	—	—
Total	713,042	782,689	801,918
Income (loss) from continuing operations before income taxes	(25,046)	72,006	80,371
Income tax expense (benefit)	(8,213)	13,545	18,807
Net income (loss) from continuing operations	(16,833)	58,461	61,564
Income (loss) from discontinued operations, net of tax	(58,611)	(10,202)	(36,722)
Net income (loss)	$(75,444)	$48,259	$24,842

Earnings (loss) per share:
Basic:
Continuing operations	$(0.51)	$1.76	$1.86
Discontinued operations	(1.75)	(0.31)	(1.11)
Basic earnings (loss) per share	$(2.26)	$1.45	$0.75
Diluted:
Continuing operations	$(0.51)	$1.76	$1.86
Discontinued operations	(1.75)	(0.31)	(1.11)
Diluted earnings (loss) per share	$(2.26)	$1.45	$0.75

Shares used to compute earnings (loss) per share:
Basic	33,402	33,236	33,068
Diluted	33,402	33,258	33,092
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2020	2019	2018
(In thousands)
Net income (loss)	$(75,444)	$48,259	$24,842
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $897 in 2020, net of tax benefit of $623 in 2019 and net of tax of $281 in 2018)	(8,781)	(3,723)	(10,762)
Reclassification of foreign currency translation loss realized on the sale of Personal Care Films	25,295	—	—
Derivative financial instruments adjustment (net of tax of $790 in 2020, net of tax of $71 in 2019 and net of tax benefit of $503 in 2018)	3,571	294	(2,060)
Pension & other postretirement benefit adjustments:
Net gains (losses) and prior service costs (net of tax benefit of $4,228 in 2020, net of tax benefit of $6,417 in 2019 and net of tax benefit of $319 in 2018)	(12,197)	(22,508)	(1,118)
Amortization of prior service costs and net gains or losses (net of tax of $3,937 in 2020, net of tax of $2,359 in 2019 and net of tax of $3,028 in 2018)	11,359	8,273	10,622
Other comprehensive income (loss)	19,247	(17,664)	(3,318)
Comprehensive income (loss)	$(56,197)	$30,595	$21,524
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(75,444)	$48,259	$24,842
Adjustments for noncash items:
Depreciation	28,940	30,683	29,828
Amortization of identifiable intangibles	3,017	13,601	3,976
Goodwill impairment	13,696	—	46,792
Reduction of right-of-use lease asset	2,753	2,588	—
Deferred income taxes	(16,892)	5,856	8,626
Accrued pension and postretirement benefits	14,720	9,642	10,406
(Gain) loss on investment in kaléo accounted for under the fair value method	60,900	(10,900)	(30,600)
Loss on sale of divested businesses	52,326	—	—
Net gain on disposal of assets	—	(6,334)	(46)
Changes in assets and liabilities:
Accounts and other receivables	(335)	16,471	(11,883)
Inventories	(4,366)	11,315	(9,577)
Income taxes recoverable/payable	1,617	2,644	25,018
Prepaid expenses and other	(2,203)	795	(1,924)
Accounts payable and accrued expenses	4,045	(2,937)	5,571
Lease liability	(3,049)	(2,723)	—
Pension and postretirement benefit plan contributions	(12,681)	(8,614)	(8,907)
Other, net	7,329	5,517	5,672
Net cash provided by operating activities	74,373	115,863	97,794
Cash flows from investing activities:
Capital expenditures	(23,355)	(50,864)	(40,814)
Return of escrowed funds relating to acquisition earn-out	—	—	4,250
Net proceeds on sale of divested businesses	56,236	—	—
Net proceeds from the sale of investment property	—	—	1,384
Proceeds from the sale of assets and other	—	10,936	1,098
Net cash provided by (used in) investing activities	32,881	(39,928)	(34,082)
Cash flows from financing activities:
Borrowings	162,250	65,500	76,750
Debt principal payments	(70,250)	(125,000)	(127,250)
Dividends paid	(216,049)	(15,325)	(14,592)
Debt financing costs	(693)	(1,817)	—
Repurchase of employee common stock for tax withholdings	(850)	(854)	(328)
Proceeds from exercise of stock options and other	—	184	1,332
Net cash provided by (used in) financing activities:	(125,592)	(77,312)	(64,088)
Effect of exchange rate changes on cash	(1,238)	(1,598)	(1,718)
Increase (decrease) in cash and cash equivalents	(19,576)	(2,975)	(2,094)
Cash and cash equivalents at beginning of period	31,422	34,397	36,491
Cash and cash equivalents at end of period	$11,846	$31,422	$34,397
Supplemental cash flow information:
Interest payments	$1,679	$4,358	$5,421
Income tax payments (refunds), net	$1,670	$2,595	$(24,020)
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Shareholders’ Equity
(In thousands, except share and per-share data)	Shares	Amount
Balance at January 1, 2018	33,017,422	$34,747	$487,230	$(1,528)	$(86,178)	$459	$(90,950)	$343,780
Net income	—	—	24,842	—	—	—	—	24,842
Foreign currency translation adjustment	—	—	—	—	(10,762)	—	—	(10,762)
Derivative financial instruments adjustment	—	—	—	—	—	(2,060)	—	(2,060)
Net gains or losses and prior service costs	—	—	—	—	—	—	(1,118)	(1,118)
Amortization of prior service costs and net gains or losses	—	—	—	—	—	—	10,622	10,622
Cash dividends declared ($0.44 per share)	—	—	(14,592)	—	—	—	—	(14,592)
Stock-based compensation expense	102,762	3,141	—	—	—	—	—	3,141
Repurchase of employee common stock for tax withholdings	(17,558)	(328)	—	—	—	—	—	(328)
Issued upon exercise of stock options	73,398	1,332	—	—	—	—	—	1,332
Tredegar common stock purchased by trust for savings restoration plan	—	—	31	(31)	—	—	—	—
Balance at December 31, 2018	33,176,024	38,892	497,511	(1,559)	(96,940)	(1,601)	(81,446)	354,857
Net income	—	—	48,259	—	—	—	—	48,259
Foreign currency translation adjustment	—	—	—	—	(3,723)	—	—	(3,723)
Derivative financial instruments adjustment	—	—	—	—	—	294	—	294
Net gains or losses and prior service costs	—	—	—	—	—	—	(22,508)	(22,508)
Amortization of prior service costs and net gains or losses	—	—	—	—	—	—	8,273	8,273
Cash dividends declared ($0.46 per share)	—	—	(15,325)	—	—	—	—	(15,325)
Stock-based compensation expense	228,959	7,292	—	—	—	—	—	7,292
Repurchase of employee common stock for tax withholdings	(49,444)	(854)	—	—	—	—	—	(854)
Issued upon exercise of stock options	9,500	184	—	—	—	—	—	184
Tredegar common stock purchased by trust for savings restoration plan	—	—	33	(33)	—	—	—	—
Balance at December 31, 2019	33,365,039	45,514	530,478	(1,592)	(100,663)	(1,307)	(95,681)	376,749
Net loss	—	—	(75,444)	—	—	—	—	(75,444)
Foreign currency translation adjustment	—	—	—	—	(8,781)	—	—	(8,781)
Foreign currency translation loss realized on the sale of Personal Care Films					25,295			25,295
Derivative financial instruments adjustment	—	—	—	—	—	3,571	—	3,571
Net gains or losses and prior service costs	—	—	—	—	—	—	(12,197)	(12,197)
Amortization of prior service costs and net gains or losses	—	—	—	—	—	—	11,359	11,359
Cash dividends declared ($6.45 per share)	—	—	(216,049)	—	—	—	—	(216,049)
Stock-based compensation expense	131,354	5,402	—	—	—	—	—	5,402
Repurchase of employee common stock for tax withholdings	(39,217)	(850)	—	—	—	—	—	(850)
Tredegar common stock purchased by trust for savings restoration plan	—	—	495	(495)	—	—	—	—
Balance at December 31, 2020	33,457,176	$50,066	$239,480	$(2,087)	$(84,149)	$2,264	$(96,519)	$109,055
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Tredegar Corporation and Subsidiaries
1    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “the Company,” “we,” “us” or “our”) is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American building & construction, automotive and specialty end-use markets; surface protection films for high-technology applications in the global electronics industry; polyethylene overwrap films used in bathroom tissue and paper towels; and polyester-based films for use in packaging applications that have specialized properties primarily for the Latin American and the United States (“U.S.”) flexible packaging markets. The Company’s business segments are Aluminum Extrusions (also referred to as Bonnell Aluminum), PE Films, and Flexible Packaging Films (also referred to as Terphane). More information on the Company’s business segments is provided in Note 5.
On October 30, 2020, the Company completed the sale of its personal care films business (“Personal Care Films”), which was part of its PE Films segment. The transaction excluded the packaging film lines and related operations located at the Pottsville, Pennsylvania manufacturing site (“Pottsville Packaging”), which are now being reported within the Surface Protection component of PE Films. Commencing in the third quarter of 2020, all historical results for Personal Care Films have been presented as discontinued operations.
In December 2020, the Company entered into a definitive agreement to sell Bright View Technologies (“Bright View”), with the transaction completed on December 31, 2020. The sale does not represent a strategic shift nor does it have a major effect on the Company’s historical and ongoing operations, thus all financial information for Bright View has been presented as continuing operations. Bright View historically has been reported in the PE Films segment.
For more information on these transactions, see Note 2 in the Notes to Financial Statements
Basis of Presentation and Principles of Consolidation. The consolidated financial statements include the accounts and operations of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation. Certain amounts for the prior years have been reclassified to conform to current year presentation.
Fiscal Year End. The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis. References to Aluminum Extrusions for 2020, 2019 and 2018 relate to the 52-week fiscal year ended December 27, 2020, the 52-week fiscal year ended December 29, 2019 and the 53-week fiscal year ended December 30, 2018, respectively. The Company does not believe the impact of reporting the results of this segment in this manner is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal year end to the Company’s calendar year end. As a result, the Company’s cash and cash equivalents declined by $3.8 million as of December 31, 2020 since the Company made payments to the Aluminum Extrusions segment to fund its working capital during the intervening period.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities (if any). Actual results could differ from those estimates.
Risk and Uncertainties. While it is not possible to estimate the impact that the coronavirus pandemic (“COVID-19”) may have on the Company’s business, estimates related to the accounting for impairment of long-lived assets and goodwill, an investment accounted for under the fair value method, pension benefits and income taxes could be materially adversely affected in future periods. Due to the uncertainty with respect to the magnitude of the impact and duration of COVID-19, future developments associated with COVID-19 may adversely affect the Company's financial condition, results of operations and cash flows. The Company continues to monitor the impact of COVID-19 on the business and its effect on the consolidated financial statements.
Foreign Currency Translation. The financial statements of subsidiaries located outside the U.S., where the local currency is the functional currency, are translated into U.S. Dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders’ equity. There are no operating subsidiaries located outside the U.S. where the U.S. Dollar is the functional currency. Transaction and remeasurement gains or losses included in income were gains of $0.6 million, losses of $0.6 million and gains of $0.1 million in 2020, 2019 and 2018, respectively. These amounts do not include the effects between reporting periods that exchange rate changes have on income of the locations outside the U.S. that result from translation into U.S. Dollars.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2020 and 2019, Tredegar had cash and cash equivalents of $11.8 million and $31.4 million, respectively, including funds held in locations outside the U.S. of $9.4 million and $8.9 million, respectively.
The Company’s policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.
Accounts and Other Receivables. Accounts receivable are stated at the amount invoiced to customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms. Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on an assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. For receivables that do not have a specific allowance, the loss rate is computed by segment to apply to the remaining receivables balance, using each segment’s historic loss rate. Other receivables include value-added taxes related to certain foreign subsidiaries and other miscellaneous receivables due within one year. For certain customers, the Company has arrangements in place with financial institutions whereby certain customer receivables are sold to the financial institution at a discount and without recourse. Upon sale, the associated receivable is unrecognized and the discount is recognized as a reduction of sales. For more information on accounts receivable and other receivables, net, see Note 6.
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
Property, Plant and Equipment. Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment was $0.1 million, $0.3 million and $0.1 million in 2020, 2019 and 2018, respectively. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets that generally range from 5 to 40 years for buildings and land improvements and 2 to 20 years for machinery and equipment.
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
During the first three months of 2020, the Company performed goodwill impairment tests and recognized a goodwill impairment charge of $13.7 million ($10.5 million after taxes), which represented the entire amount of goodwill associated with Aluminum Extrusions’ AACOA reporting unit. The operations of the AACOA reporting unit, which includes the Niles, Michigan and Elkhart, Indiana facilities, were expected to be severely impacted by COVID-19, with over 80% of the aluminum extrusions manufactured at these facilities sold to customers that make consumer durable products, such as recreational boating and power sports vehicles, and to customers serving the building and construction and automotive markets.
As of December 1, 2020, the Company’s reporting units with goodwill were Surface Protection in PE Films and Futura in Aluminum Extrusions. Both of these reporting units have separately identifiable operating net assets (operating assets including goodwill and identifiable intangible assets net of operating liabilities). The Company estimates the fair value of its reporting units using discounted cash flow analyses and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples.

As of December 1, 2020, the Company applied the Step 0 goodwill assessment to Surface Protection and Futura, which both had fair values significantly in excess of their carrying amounts when last tested using the quantitative impairment test. The Company's Step 0 analyses in 2020 of these reporting units concluded that it is not more likely than not that the fair values of each reporting unit was less than its carrying amount. Therefore, the quantitative goodwill impairment tests for these reporting units were not necessary in 2020. The Surface Protection and Futura reporting units had goodwill in the amounts of $57.3 million and $10.4 million, respectively, at December 31, 2020.
Indefinite-lived identifiable intangible assets are assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable. The Company estimates the fair value of its trade names using a relief-from-royalty method that relies upon a corresponding discounted cash flow analysis.
Additional disclosure of Tredegar’s goodwill and identifiable intangible assets and the impairments recorded in 2018 are included in Note 8.
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

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued a revised standard on lease accounting, ASU 2016-2, Leases (Topic 842). The Company adopted the standard effective January 1, 2019. At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. The Company has elected to not record short-term leases with an original lease term of one year or less in the consolidated balance sheet. To the extent such leases contain renewal options that the Company intends to exercise, the related Right-of-Use (“ROU”) asset and lease liability are included in the consolidated balance sheet. Some of the Company’s lease arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., maintenance, labor charges, etc.). The Company generally accounts for the lease and non-lease components as a single lease component.
Certain of the Company’s lease agreements include rental payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating leases are included in “Right-of-use lease assets”, “Lease liabilities - short-term” and “Lease liabilities - long-term” on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates, adjusted for term and geographic location using country-based swap rates. As a result of the Company’s review of new and existing lease contracts, there were no instances where the Company could readily determine a rate implicit in the lease.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Depending upon the specific use of the ROU asset, lease expense is included in the “Cost of goods sold”, “Freight”, “Selling, general and administrative”, and “Research and development” line items on the consolidated statements of income. Lease income is not material to the results of operations for the years ended December 31, 2020 and 2019, respectively. Additional disclosure regarding Tredegar’s leases is included in Note 15.
Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 16). Tredegar’s policy is to accrue U.S. federal income taxes to the extent required under GAAP on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under the Tax Cuts and Jobs Act (the “TCJA”) enacted by the U.S. government in December 2017, Tredegar only records U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries. Because of the accumulation of significant losses related to foreign currency translations at Terphane Limitada, there were no unrecorded deferred income tax liabilities associated with U.S. federal income taxes and foreign withholding taxes on Terphane Limitada’s undistributed earnings as of December 31, 2020 and December 31, 2019.
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
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2020	2019	2018
Weighted average shares outstanding used to compute basic earnings per share	33,402,147	33,236,115	33,067,800
Incremental shares attributable to stock options and restricted stock	—	22,022	24,674
Shares used to compute diluted earnings per share	33,402,147	33,258,137	33,092,474
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. The Company had a net loss from continuing operations for the year ended December 31, 2020, so there is no dilutive impact for such shares. If the Company had reported net income from continuing operations for the year ended December 31, 2020, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,212,375. For the years ended December 31, 2019 and 2018, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 209,592 and 726,475, respectively.

Stock-Based Employee Compensation Plans. The cost of all share-based payments is recognized using the calculated fair value at the grant date, or the date of any later modification, over the requisite service period under the graded-vesting method. See Note 12 for additional information.
Financial Instruments. Tredegar uses derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of transactions associated with ongoing business operations. The Company’s derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness were not material in 2020, 2019 and 2018.
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
The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2020:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2020	$(100,663)	$(1,307)	$(95,681)	$(197,651)
Other comprehensive income (loss) before reclassifications	(8,781)	(3,285)	(12,197)	(24,263)
Amounts reclassified from accumulated other comprehensive income (loss)	25,295	6,856	11,359	43,510
Net other comprehensive income (loss) - current period	16,514	3,571	(838)	19,247
Ending balance, December 31, 2020	$(84,149)	$2,264	$(96,519)	$(178,404)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2019:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2019	$(96,940)	$(1,601)	$(81,446)	$(179,987)
Other comprehensive income (loss) before reclassifications	(3,723)	(2,686)	(22,508)	(28,917)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,980	8,273	11,253
Net other comprehensive income (loss) - current period	(3,723)	294	(14,235)	(17,664)
Ending balance, December 31, 2019	$(100,663)	$(1,307)	$(95,681)	$(197,651)
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2020 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(2,717)	Cost of goods sold
Foreign currency forward contracts, before taxes	(6,069)	Selling, general and administrative
Foreign currency forward contracts, before taxes	62	Cost of goods sold
Total, before taxes	(8,724)
Income tax expense (benefit)	(1,868)	Income tax expense (benefit)
Total, net of tax	$(6,856)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(15,296)	(a)
Income tax expense (benefit)	(3,937)	Income tax expense (benefit)
Total, net of tax	$(11,359)
Reclassification adjustment of foreign currency translation loss included in income:
Realized loss on foreign currency translation adjustments related to the sale of Personal Care Films	$(25,295)	Income (loss) from discontinued operations, net of tax
(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 13 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2019 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(2,736)	Cost of goods sold
Foreign currency forward contracts, before taxes	(904)	Selling, general and administrative
Foreign currency forward contracts, before taxes	62	Cost of goods sold
Total, before taxes	(3,578)
Income tax expense (benefit)	(598)	Income tax expense (benefit)
Total, net of tax	$(2,980)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(10,632)	(a)
Income tax expense (benefit)	(2,359)	Income tax expense (benefit)
Total, net of tax	$(8,273)
(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 13 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2018 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$1,069	Cost of goods sold
Foreign currency forward contracts, before taxes	(1,796)	Selling, general and administrative
Foreign currency forward contracts, before taxes	62	Cost of goods sold
Total, before taxes	(665)
Income tax expense (benefit)	253	Income tax expense (benefit)
Total, net of tax	$(918)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(13,650)	(a)
Income tax expense (benefit)	(3,028)	Income tax expense (benefit)
Total, net of tax	$(10,622)
(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 13 for additional detail).
Accounting Standards Adopted.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. In the first quarter of 2020, the Company adopted ASU 2016-13 which resulted in an adjustment of less than $0.2 million and, therefore, did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted. This ASU became effective on January 1, 2020 and the requirements of this ASU did not have a material impact on the Company's fair value disclosures.

Accounting Standards Not Yet Adopted.
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
2    DIVESTITURES AND ASSETS HELD FOR SALE
Divestitures
Personal Care Films
On August 24, 2020, the Company entered into a definitive agreement to sell Personal Care Films for an aggregate purchase price of approximately $60.5 million, subject to customary adjustments. Upon completion of the sale on October 30, 2020, the Company recognized a pre-tax loss of $50.0 million ($46.7 million after-tax) for the year ended December 31, 2020, which includes the realization of other comprehensive losses on foreign currency translation adjustments of $25.3 million previously reflected in shareholder’s equity. In addition, the Company agreed to provide certain transition services related to finance, human resources and information technology which are expected to end in the first half of 2021. Personal Care Films was previously reported in the PE Films segment.
The following table summarizes the financial results of discontinued operations reflected in the Consolidated Statements of Income for the year ended December 31, 2020, 2019 and 2018:

	Years Ended December 31
(In thousands)	2020	2019	2018
Revenues and other items:
Sales	$110,246	$146,034	$213,637
Other income (expense), net	(333)	6,424	4
	109,913	152,458	213,641
Costs and expenses:
Cost of goods sold	92,079	126,371	170,091
Freight	5,229	7,083	8,857
Selling, general and administrative	16,824	17,754	17,354
Research and development	8,863	11,743	12,035
Asset impairments and costs associated with exit and disposal activities, net of adjustments	1,529	3,341	2,515
Goodwill impairment	—	—	46,792
Loss on sale of business	50,027	—	—
Total	174,551	166,292	257,644
Income (loss) from discontinued operations before income taxes	(64,638)	(13,834)	(44,003)
Income tax expense (benefit)	(6,027)	(3,632)	(7,281)
Income (loss) from discontinued operations, net of tax	$(58,611)	$(10,202)	$(36,722)

The assets and liabilities of the discontinued operations reflected in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively were as follows:

	December 31
(In thousands)	2020	2019
Assets
Accounts and other receivables, net	$—	$18,441
Income tax recoverable	—	1,439
Inventories	—	17,175
Prepaid expenses and other (b)	1,339	363
Total current assets	1,339	37,418
Property, plant and equipment, net	—	69,334
Right-of-use leased assets	—	728
Deferred income taxes	—	694
Other assets	151	105
Total non-current assets	151	70,861
Total assets of discontinued operations	$1,490	$108,279

Liabilities
Accounts payable	$—	$16,361
Accrued expenses (b)	7,521	6,344
Lease liability, short-term	—	575
Total current liabilities	7,521	23,280
Lease liability, long-term	—	351
Total non-current liabilities	—	351
Total liabilities of discontinued operations (a)	$7,521	$23,631

(a) Pension and other postretirement benefit liabilities related to Personal Care Films have been retained by the Company.
(b) The consolidated balance sheet of discontinued operations as of December 31, 2020 includes $0.4 million of other receivables related to the settlement of customary post-closing adjustments, deferred assets of $0.9 million and deferred obligations of $5.3 million related to transition services, accrued severance of $2.1 million, and other miscellaneous accrued expenses of $0.2 million.

The following table provides significant operating and investing cash flow information for discontinued operations:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating activities:
Depreciation and amortization	$5,511	$9,962	$9,312
Gain from the sale of the Shanghai manufacturing facility assets	—	(6,316)	—
Loss on sale of Personal Care Films	50,027	—	—
Total	55,538	3,646	9,312
Investing activities:
Net proceeds on sale of Personal Care Films	$55,115	$—	$—
Proceeds from the sale of the Shanghai manufacturing facility assets	—	10,936	—
Capital expenditures	(1,912)	(15,353)	(19,475)
Total	$53,203	$(4,417)	$(19,475)
Bright View
In December 2020, the Company entered into a definitive agreement and completed the sale of Bright View for an aggregate purchase price of $1.5 million, subject to customary adjustments, which resulted in the recognition of a pre-tax loss of $2.3 million ($1.8 million after-tax) included in “Other income (expense), net” in the consolidated statements of income for the year ended December 31, 2020. In addition, the Company agreed to provide certain transition services related to information technology. The sale does not represent a strategic shift nor does it have a major effect on the Company’s historical and ongoing operations, thus all financial information for Bright View has been presented as continuing operations. Bright View historically has been reported in the PE Films segment.
Assets Held For Sale
In July 2019, the Company committed to a plan to close its manufacturing facility in Lake Zurich, Illinois, which historically was reported by the Company within the personal care component of its PE Films segment. In March 2020, this facility was shut down and the production of elastic materials it previously produced was transferred to Terre Haute, Indiana.
In the third quarter of 2020, the held for sale criteria was met since the Company expected the sale of the facility to be completed within one year. As of December 31, 2020, the disposal group carrying value of $4.6 million consists of land, building, and building improvements and is reported in "Prepaid expenses and other" in the Consolidated Balance Sheet. These assets were not included as part of the sale of Personal Care Films.
3    OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

(In thousands)	2020	2019	2018
(Loss) gain on investment in kaléo accounted for under fair value method	$(60,900)	$28,482	$30,600
Loss on sale of Bright View Technologies	(2,299)	—	—
Corporate costs associated with the divestiture of Personal Care Films	(851)	—	—
COVID-19-related expenses (a)	(2,231)	—	—
Other	(1,013)	(111)	(145)
Total	$(67,294)	$28,371	$30,455
(a) Costs associated with operating under COVID-19 conditions include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.
The gain on investment in kaléo accounted for under the fair value method of $28.5 million includes a cash dividend of $17.6 million received in 2019 from kaléo. See Note 4 for more details on the investment in kaléo.
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
The estimated fair value of the Company’s investment was $34.6 million as of December 31, 2020 and $95.5 million as of December 31, 2019. The Company recognized a pre-tax loss on its investment in kaléo of $60.9 million ($47.6 million after taxes) in 2020, which was primarily due to: (i) current projections that assume ongoing pricing pressures, (ii) expected changes in market access as well as continued lower market demand for epinephrine delivery devices resulting from COVID-19-driven delays in in-person back-to-school schedules and social distancing guidelines, and (iii) a higher private company liquidity discount. The net appreciation on its investment of $28.5 million ($23.4 million after taxes) in 2019 included a pre-tax cash dividend of $17.6 million received on April 30, 2019. Future dividends are subject to the discretion of kaléo’s board of directors. Amounts recognized associated with the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the EBITDA from ongoing operations table in Note 5.
The Company estimates the fair value of its investment in kaléo by: (i) computing the weighted average estimated enterprise value (“EV”) utilizing both the discounted cash flow method (the “DCF Method”) and the application of a market multiple to earnings before interest, taxes, depreciation and amortization (the “EBITDA Multiple Method”), (ii) applying adjustments for any surplus or deficient working capital and estimates of contingent liabilities, (iii) adding cash and cash equivalents, (iv) subtracting interest-bearing debt, (v) subtracting a private company liquidity discount estimated at 20% at December 31, 2020 (versus 10% at December 31, 2019) of the net result of (i) through (iv), and (vi) applying liquidation preferences and fully diluted ownership percentages to the estimated equity value computed in (i) through (v).
The Company’s estimate of kaléo’s EV as of December 31, 2020 was determined by weighting the EBITDA Multiple Method by 20% and the DCF Method by 80% compared to an 80% and 20% weighting of the EBITDA Multiple Method and DCF Method, respectively, used in the Company's estimate of kaléo’s EV as of December 31, 2019. A heavier weighting towards the DCF Method as of December 31, 2020 was used since kaléo’s projections better reflect ongoing pricing pressures and expected changes in market access. The DCF Method projections rely on numerous assumptions and Level 3 inputs. In addition, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s discontinued Evzio business, which could have a material adverse effect on kaléo’s business that require assessment in any valuation method applied.
The ultimate value of the Company’s ownership interest in kaléo will be determined and realized only if and when a liquidity event occurs, and the ultimate value could be materially different from the $34.6 million estimated fair value reflected in the Company’s financial statements at December 31, 2020.
5    BUSINESS SEGMENTS
The Company's business segments are Aluminum Extrusions, PE Films and Flexible Packaging Films. Aluminum Extrusions, also referred to as Bonnell Aluminum, produces high-quality, soft-alloy and medium-strength custom fabricated and finished aluminum extrusions for the building and construction, automotive and transportation, consumer durables, machinery and equipment, electrical and renewable energy, and distribution markets. PE Films is composed of surface protection films, polyethylene overwrap films and films for other markets. Flexible Packaging Films is comprised of the Company’s polyester films business, Terphane Holdings LLC (“Terphane”).
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

Net Sales
(In thousands)	2020	2019	2018
Aluminum Extrusions	$455,711	$529,602	$573,126
PE Films	139,288	133,807	127,708
Flexible Packaging Films	134,605	133,935	123,830
Total net sales	729,604	797,344	824,664
Add back freight	25,686	28,980	27,170
Sales as shown in consolidated statements of income	$755,290	$826,324	$851,834
Refer to Notes to Financial Tables that follow these tables.

EBITDA from Ongoing Operations
(In thousands)	2020	2019	2018
Aluminum Extrusions:
Ongoing operations:
EBITDA	$55,137	$65,683	$65,479
Depreciation & amortization (d)	(17,403)	(16,719)	(16,866)
EBIT	37,734	48,964	48,613
Plant shutdowns, asset impairments, restructurings and other (a)	(3,506)	(561)	(505)
Goodwill impairment charge	(13,696)	—	—
Trade name accelerated amortization (d)	—	(10,040)	—
PE Films:
Ongoing operations:
EBITDA	45,107	41,133	32,404
Depreciation & amortization	(6,762)	(5,860)	(6,201)
EBIT	38,345	35,273	26,203
Plant shutdowns, asset impairments, restructurings and other (a)	(1,974)	(733)	(186)
Flexible Packaging Films:
Ongoing operations:
EBITDA	30,645	14,737	11,154
Depreciation & amortization	(1,761)	(1,517)	(1,262)
EBIT	28,884	13,220	9,892
Plant shutdowns, asset impairments, restructurings and other (a)	(18)	—	(45)
Total	85,769	86,123	83,972
Interest income	44	66	146
Interest expense	2,587	4,051	5,702
Gain (loss) on investment in kaléo accounted for under the fair value method (a)	(60,900)	28,482	30,600
Loss on sale of Bright View (f)	(2,299)	—	—
Loss on sale of investment property (a)	—	—	(38)
Unrealized loss on investment property (a)	—	—	(186)
Stock option-based compensation expense	2,161	4,132	1,156
Corporate expenses, net (a)	42,912	34,482	27,265
Income (loss) from continuing operations before income taxes	(25,046)	72,006	80,371
Income tax expense (benefit) (a)	(8,213)	13,545	18,807
Income (loss) from continuing operations	(16,833)	58,461	61,564
Income (loss) from discontinued operations, net of tax (a)	(58,611)	(10,202)	(36,722)
Net income (loss)	$(75,444)	$48,259	$24,842
Refer to Notes to Financial Tables that follow these tables.

Identifiable Assets
(In thousands)	2020	2019
Aluminum Extrusions	$244,560	$265,027
PE Films	119,013	124,269
Flexible Packaging Films	66,453	74,016
Subtotal	430,026	463,312
General corporate	71,508	109,655
Cash and cash equivalents (b)	11,846	31,422
Discontinued operations	1,490	108,279
Total	$514,870	$712,668

	Depreciation and Amortization			Capital Expenditures
(In thousands)	2020	2019	2018	2020	2019	2018
Aluminum Extrusions	$17,403	$26,759	$16,866	$10,260	$17,855	$12,966
PE Films	6,762	5,860	6,201	6,024	8,567	2,523
Flexible Packaging Films	1,761	1,517	1,262	4,959	8,866	5,423
Subtotal	25,926	34,136	24,329	21,243	35,288	20,912
General corporate (e)	520	186	163	200	223	427
Discontinued operations	5,511	9,962	9,312	1,912	15,353	19,475
Total	$31,957	$44,284	$33,804	$23,355	$50,864	$40,814

Net Sales by Geographic Area (c)
(In thousands)	2020	2019	2018
United States	$530,243	$593,599	$636,968
Exports from the United States to:
Asia	80,217	82,342	74,499
Canada	18,024	15,022	16,467
Europe	5,440	5,752	3,909
Latin America	2,169	4,135	991
Operations outside the United States:
Brazil	93,511	96,274	85,868
China	—	220	5,962
Total	$729,604	$797,344	$824,664

	Identifiable Assets by Geographic Area (c)		Property, Plant & Equipment, Net by Geographic Area (c)
(In thousands)	2020	2019	2020	2019
United States	$363,106	$403,366	$132,268	$140,609
Operations outside the United States:
Brazil	49,157	41,890	15,588	15,348
China	17,763	18,056	16,245	16,210
General corporate	71,508	109,655	2,444	1,389
Cash and cash equivalents (b)	11,846	31,422	n/a	n/a
Discontinued operations	1,490	108,279	—	69,334
Total	$514,870	$712,668	$166,545	$242,890
Refer to Notes to Financial Tables that follow these tables.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $35.1 million in 2020, $32.1 million in 2019 and $28.9 million in 2018.

Net Sales by Product Group
(In thousands)	2020	2019	2018
Aluminum Extrusions:
Nonresidential building & construction	$253,126	$272,729	$289,572
Consumer durables	44,167	57,607	66,416
Automotive	35,895	46,461	48,037
Machinery & equipment	30,649	38,657	41,899
Distribution	28,339	34,753	40,924
Residential building & construction	40,049	43,554	43,943
Electrical	23,486	35,841	42,335
Subtotal	455,711	529,602	573,126
PE Films:
Surface protection films	109,097	103,893	98,126
Packaging	22,700	22,542	22,310
LED-based products	7,491	7,372	7,272
Subtotal	139,288	133,807	127,708
Flexible Packaging Films	134,605	133,935	123,830
Total	$729,604	$797,344	$824,664
(a)See Notes 1, 2, 3, 4 and 17 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.
(b)Cash and cash equivalents includes funds held in locations outside the U.S. of $9.4 million and $8.9 million at December 31, 2020 and 2019, respectively.
(c)Information on exports and foreign operations are provided on the previous page. Export sales relate almost entirely to PE Films. Operations in China relate to PE Films. Operations in Brazil relate to Flexible Packaging Films.
(d)Depreciation and amortization for Aluminum Extrusions in 2019 excludes $10.0 million for accelerated amortization of trade names as a result of a rebranding initiative (see Note 8 for more information)
(e)Corporate depreciation and amortization are included in Corporate expenses, net, on the EBITDA from ongoing operations table above.
(f)In December 2020, the Company entered into a definitive agreement and completed the sale of Bright View. See Note 2 for more details.
6    ACCOUNTS AND OTHER RECEIVABLES
As of December 31, 2020 and 2019, accounts receivable and other receivables, net, were $86.3 million and $89.1 million, respectively, made up of the following:

(In thousands)	2020	2019
Customer receivables	$85,274	$88,822
Other accounts and notes receivable	3,850	2,199
Total accounts and other receivables	89,124	91,021
Less: Allowance for bad debts and sales returns	(2,797)	(1,904)
Total accounts and other receivables, net	$86,327	$89,117
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the three years ended December 31, 2020 is as follows:

(In thousands)	2020	2019	2018
Balance, beginning of year	$1,904	$2,054	$2,227
Charges to expense	1,901	715	450
Recoveries	(90)	(38)	(85)
Write-offs and settlements	(709)	(756)	(414)
Foreign exchange and other	(209)	(71)	(124)
Balance, end of year	$2,797	$1,904	$2,054

7    INVENTORIES
Inventories consist of the following:

(In thousands)	2020	2019
Finished goods	$15,251	$18,217
Work-in-process	9,098	12,123
Raw materials	25,913	20,121
Stores, supplies and other	16,175	13,744
Total	$66,437	$64,205
Inventories stated on the LIFO basis amounted to $14.4 million at December 31, 2020 and $12.6 million at December 31, 2019, which were below replacement costs by $12.1 million at December 31, 2020 and $8.6 million at December 31, 2019. Inventories stated on the weighted average cost basis was $33.6 million and $32.9 million at December 31, 2020 and 2019, respectively, while inventories stated on the first in, first out method amounted to $18.4 million and $18.7 million at December 31, 2020 and 2019, respectively.
8    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
The components of goodwill and identifiable intangibles at December 31, 2020 and 2019, and related amortization periods are as follows:

(In thousands)	2020	2019	Amortization Periods
Goodwill	$67,708	$81,404	Not amortized
Identifiable intangible assets, net:
Customer relationships (cost basis of $29,450 in 2020 and $29,550 in 2019)	17,551	20,198	10-12 years
Proprietary technology (cost basis of $3,726 in 2020 and $6,181 in 2019)	194	895	Not more than 15 years
Trade names (cost basis of $13,397 in 2020 and $13,645 in 2019)	1,075	1,543	5 - 13 years
Total carrying value of identifiable intangibles	18,820	22,636
Total carrying value of goodwill and identifiable intangible assets	$86,528	$104,040
In the third quarter of 2019, the Company implemented a rebranding initiative at Bonnell Aluminum whereby the use of the AACOA and Futura trade names was discontinued as of December 31, 2019. The associated trade names assets, with a remaining net book value of $10.2 million, were amortized over the last four months of 2019.
A reconciliation of goodwill at December 31, 2020 and 2019 is as follows:

(In thousands)	Aluminum Extrusions[1]	PE Films[1]	Total
Net carrying value of goodwill at December 31, 2018	$24,066	$57,338	$81,404
Goodwill impairment charge	—	—	—
Net carrying value of goodwill at December 31, 2019	24,066	57,338	81,404
Goodwill impairment charge	(13,696)	—	(13,696)
Net carrying value of goodwill at December 31, 2020	$10,370	$57,338	$67,708
1.The goodwill of Aluminum Extrusions and PE Films is carried by the Futura and Surface Protection reporting units, respectively.

A reconciliation of identifiable intangibles at December 31, 2020 and 2019 is as follows:

(In thousands)	Customer Relationships	Proprietary Technology	Trade Names	Total
Aluminum Extrusions:
Net carrying value at December 31, 2018	$22,124	$75	$10,555	$32,754
Amortization expense	(2,480)	(20)	(10,555)	(13,055)
Net carrying value at December 31, 2019	19,644	55	—	19,699
Amortization expense	(2,480)	(20)	—	(2,500)
Net carrying value at December 31, 2020	$17,164	$35	$—	$17,199

PE Films:
Net carrying value at December 31, 2018	$—	$730	$—	$730
Amortization expense	—	(120)	—	(120)
Net carrying value at December 31, 2019	—	610	—	610
Amortization expense	—	(120)	—	(120)
Bright View disposal	—	(490)	—	(490)
Net carrying value at December 31, 2020	$—	$—	$—	$—

Flexible Packaging Films:
Net carrying value at December 31, 2018	$661	$288	$1,862	$2,811
Amortization expense	(91)	(55)	(280)	(426)
Increase (decrease) due to foreign currency translation	(16)	(3)	(39)	(58)
Impairment loss	—	—	—	—
Net carrying value at December 31, 2019	554	230	1,543	2,327
Amortization expense	(84)	(53)	(260)	(397)
Increase (decrease) due to foreign currency translation	(83)	(18)	(208)	(309)
Net carrying value at December 31, 2020	$387	$159	$1,075	$1,621

Total net carrying value of identifiable intangibles at December 31, 2020	$17,551	$194	$1,075	$18,820
Amortization expense over the next five years is expected to be as follows:

Year	Amount (In thousands)
2021	$2,955
2022	2,820
2023	2,195
2024	2,154
2025	2,154
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $12.1 million (13.0 million pounds of aluminum) at December 31, 2020 and $20.2 million (19.6 million pounds of aluminum) at December 31, 2019.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses & other	$1,560	Accrued expenses	$6
Liability derivatives:
Liability derivatives: Aluminum futures contracts	Accrued expenses	(22)	Accrued expenses	(1,259)
Net asset (liability)		$1,538		$(1,253)
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$853	Prepaid expenses and other	$83
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(466)	Accrued expenses	(935)
Net asset (liability)		$387		$(852)
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real is annual net costs of R$119 million Brazilian Real ("R$").

Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,270	5.4638	R$6,939	Jan-21	70%
$1,290	5.4674	R$7,053	Feb-21	71%
$1,270	5.4693	R$6,946	Mar-21	70%
$1,320	5.4765	R$7,229	Apr-21	73%
$1,285	5.4778	R$7,039	May-21	71%
$1,395	5.4882	R$7,656	Jun-21	77%
$1,450	5.4945	R$7,967	Jul-21	80%
$1,430	5.4993	R$7,864	Aug-21	79%
$1,520	5.5105	R$8,376	Sep-21	84%
$1,400	5.5100	R$7,714	Oct-21	78%
$1,495	5.5224	R$8,256	Nov-21	83%
$1,170	5.5060	R$6,442	Dec-21	65%
$16,295	5.4913	R$89,481		75%
These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.’s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The pre-tax net fair value of the open forward contracts was a negative $0.9 million as of December 31, 2020.
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
The pretax effect on net income (loss) from continuing operations and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2020, 2019, and 2018 is summarized in the tables below:

(In thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts
Years Ended December 31,	2020	2019	2018
Amount of pre-tax gain (loss) recognized in other comprehensive income	$74	$(2,359)	$(1,123)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(2,717)	$(2,736)	$1,069

(In thousands)	Cash Flow Derivative Hedges
	Foreign Currency Forward Contracts
Years Ended December 31,	2020		2019		2018
Amount of pre-tax gain (loss) recognized in other comprehensive income	$—	$(4,437)	$—	$(856)	$—	$(2,105)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$62	$(6,069)	$62	$(904)	$62	$(1,796)

As of December 31, 2020, the Company expects $1.2 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the years ended December 31, 2020, 2019 and 2018, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
10    ACCRUED EXPENSES
Accrued expenses consist of the following:

(In thousands)	2020	2019
Payrolls, related taxes and medical and other benefits	$9,571	$6,227
Incentive compensation	8,138	9,603
Vacation	7,283	6,975
Workers’ compensation and disabilities	2,986	3,546
Environmental liabilities (current)	2,066	2,122
Accrued severance	1,894	1,180
Accrued utilities	1,460	1,711
Customer rebates	1,398	1,504
Accrued freight	1,397	1,389
Derivative contract liability	487	2,188
Other	4,061	3,020
Total	$40,741	$39,465
11    DEBT AND CREDIT AGREEMENTS
On December 1, 2020, Tredegar entered into an amendment (“Amendment No. 1”) to its five-year secured revolving credit agreement (the “Credit Agreement”), which matures in June 2024. The material changes from Amendment No. 1 are as follows:
•Aggregate borrowings available under the facility were reduced from $500 million to $375 million.
•The definition of Credit EBITDA was amended to permit certain adjustments for prepayment of pension obligations on a pro forma basis.
•Amendments were made to certain of the negative covenants, including, among other amendments, the following: (i) the restricted payments covenant was amended to permit a one-time special dividend payment of up to $200 million and allow for an aggregate amount of dividend payments up to $75 million subsequent to Amendment No. 1 through the maturity date of the Credit Agreement; (ii) the asset disposition covenant was amended to reduce the general basket to 20% of consolidated total assets over the life of the facility and was reset as of December 1, 2020; and (iii) the indebtedness covenant was amended to reduce several baskets to $25 million each.
Borrowings under the Credit Agreement bear an interest rate of LIBOR plus a credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-Credit EBITDA levels as follows:

Pricing Under Credit Agreement (Basis Points)
Indebtedness-to-Credit EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 3.5x but <= 4.0x	200.0	40
> 3.0x but <= 3.5x	187.5	35
> 2.0x but <= 3.0x	175.0	30
> 1.0x but <= 2.0x	162.5	25
<= 1.0x	150.0	20
At December 31, 2020, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 162.5 basis points.
The most restrictive covenants in the Credit Agreement include:
•Maximum indebtedness-to-Credit EBITDA (“Leverage Ratio”) of 4.00x;
•Minimum Credit EBITDA-to-interest expense of 3.00x; and

•Maximum aggregate distributions to shareholders over the remaining term of the Credit Agreement of $75 million; provided, that if the Leverage Ratio of equal to or greater than 3.00x, a limitation on such payments for the succeeding quarter at the greater of (i) $4.75 million and (ii) 50% of consolidated net income for the most recent fiscal quarter.
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At December 31, 2020, based upon the most restrictive covenant within the Credit Agreement, available credit under the Credit Agreement was approximately $241 million. Total debt outstanding was $134 million and $42 million as of December 31, 2020 and 2019, respectively.
Tredegar was in compliance with all of its debt covenants as of December 31, 2020. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.
12    STOCK OPTION AND STOCK AWARD PLANS
As of December 31, 2020, the Company had one stock-based compensation plan that permits the grants of stock options, stock appreciation rights (“SARs”), stock, restricted stock, and stock unit awards. Stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. Stock options granted by the Company in 2020, 2019, and 2018 vest after 2 years and have a 7-year life or vest after 3 years and have a 5-year life. Stock options exercisable totaled 1,287,792 and 360,218 shares at December 31, 2020 and 2019, respectively. Stock options available for grant totaled 484,835 shares at December 31, 2020.
On December 1, 2020, Tredegar’s Board of Directors declared a special cash dividend of $200 million, or $5.97 per share, on the Company’s common stock (the “Special Dividend”). The Special Dividend was payable on December 18, 2020 and had an ex-dividend date of December 21, 2020. All stock option awards that were outstanding at the time of the Special Dividend were modified pursuant to the nondiscretionary anti-dilution provisions in the related stock-based compensation plan. SARs that were outstanding at the time of the Special Dividend were also modified pursuant to the nondiscretionary anti-dilution provisions in the related SARs grant agreements. The modifications included increasing the number of outstanding stock options and SARs as well as reducing the exercise prices of all outstanding stock options and SARS. The modification did not result in additional stock-based compensation expense. No other terms or conditions of outstanding awards were modified.
A summary of stock options outstanding at December 31, 2020, 2019 and 2018, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at December 31, 2017	608,520	$15.65	to	$24.84	$19.75
Granted	451,083	19.35	to	19.35	19.35
Forfeited and expired	(96,089)	15.65	to	24.84	19.58
Exercised	(73,398)	15.65	to	22.49	18.15
Outstanding at December 31, 2018	890,116	15.65	to	24.84	19.69
Granted	758,287	18.48	to	18.48	18.48
Forfeited and expired	(10,000)	19.40	to	19.40	19.40
Exercised	(9,500)	19.40	to	19.40	19.40
Outstanding at December 31, 2019	1,628,903	15.65	to	24.84	19.13
Granted[1]	638,074	10.75	to	14.62	11.90
Modification for special cash dividend[1]	701,535	10.75	to	14.62	11.90
Forfeited and expired[1]	(141,074)	10.75	to	24.84	11.87
Exercised	—	—	to	—	—
Outstanding at December 31, 2020[1]	2,827,438	$10.75	to	$22.49	$13.55
1.The option exercise price per share reflects the reduction to the exercise prices of outstanding stock options impacted by the modification due to the anti-dilution provisions in the stock-based compensation plan.

The assumptions used in the Black-Scholes options-pricing model for valuing Tredegar stock options originally granted in 2020, 2019 and 2018, and the related estimated fair values at the date of grant, were as follows:

	2020	2019	2018
Dividend yield	2.5%	2.4%	2.3%
Weighted average volatility percentage	43.8%	38.3%	38.3%
Weighted average risk-free interest rate	0.8%	2.4%	2.8%
Holding period (years)	5	5	5
Weighted average exercise price at date of grant (also weighted average market price at date of grant)[1]	$14.41	$18.48	$19.35
Estimated weighted average fair value of options per share at date of grant	$4.44	$5.43	$5.87
Total estimated fair value of stock options granted (in thousands)	$2,833	$4,117	$2,648
1.In December 2020, the weighted average exercise price for outstanding stock option awards granted in 2020, 2019 and 2018 were modified to $10.75, $13.78 and $14.43, respectively. As the anti-dilution provisions in the stock-based compensation plan were structured to equitably adjust the award’s fair value before and after the modification, there is no resulting incremental fair value.

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
The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2020:

			Options Outstanding at December 31, 2020				Options Exercisable at December 31, 2020
				Weighted Average		Aggregate Intrinsic Value			Aggregate Intrinsic Value
Range of Exercise Prices			Shares	Remaining Contractual Life	Exercise Price		Shares	Weighted Average Exercise Price
$—	to	$13.99	1,598,700	5.4 years	$12.11	$7,338,799	425,219	$12.50	$1,785,553
13.99	to	18.65	1,059,138	4.4 years	14.64	2,209,408	692,973	14.66	1,447,785
18.65	to	23.32	169,600	2.1 years	20.27	—	169,600	20.27	—
Total			2,827,438	4.9 years	$13.55	$9,548,207	1,287,792	$14.68	$3,233,338

Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment. The fair value of restricted stock awards is estimated as of the grant date using the closing stock price on that date. Stock unit awards vest upon the achievement of certain performance targets. The following table summarizes additional information about unvested restricted stock outstanding at December 31, 2020, 2019 and 2018:

	Unvested Restricted Stock			Maximum Unvested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)
Outstanding at January 1, 2018	206,676	$16.15	$3,337	172,133	$15.78	$2,716
Granted	119,915	17.39	2,085	61,227	17.35	1,062
Vested	(64,702)	18.31	(1,185)	—	—	—
Forfeited	(17,153)	15.84	(272)	(48,651)	13.23	(644)
Outstanding at December 31, 2018	244,736	16.20	3,965	184,709	16.97	3,134
Granted	185,422	18.46	3,423	57,442	18.34	1,053
Vested	(117,834)	14.76	(1,739)	(69,926)	10.96	(766)
Forfeited	(26,389)	16.11	(425)	(24,562)	11.51	(283)
Outstanding at December 31, 2019	285,935	18.27	5,224	147,663	21.25	3,138
Granted	155,138	14.55	2,257	34,275	15.25	523
Vested	(148,709)	17.39	(2,586)	(37,370)	17.38	(649)
Forfeited	(57,385)	17.00	(976)	(32,066)	17.36	(557)
Outstanding at December 31, 2020	234,979	$16.68	$3,919	112,502	$21.82	$2,455
The total intrinsic value of stock options exercised was $0.1 million and $0.4 million in 2019 and 2018, respectively. There were no stock options exercised in 2020. The grant-date fair value of stock option-based awards vested was $3.0 million, $0.5 million, and $0.1 million in 2020, 2019, and 2018, respectively. As of December 31, 2020, there was unrecognized compensation cost for continuing operations of $2.0 million related to stock option-based awards and $1.7 million related to non-vested restricted stock and other stock-based awards. This cost is expected to be recognized over the remaining weighted average period of 1.2 years for stock option-based awards and 1.4 years for non-vested restricted stock and other stock-based awards. Commencing in 2019, stock option award grants include a retirement provision that allow for the immediate vesting of options held by a participant that ceases to provide service, including service as a member of the board of directors, with the Company, subsequent to reaching the age of 65.  As a result of this provision, the Company recognized accelerated stock compensation expense for continuing operations of $0.1 million and $1.3 million in 2020 and 2019, respectively.
SARs granted in 2020 have the same terms and vesting requirements as the 2020 stock option grants except SARs may be settled in cash upon exercise and therefore are classified as liabilities and included in accrued expenses in the consolidated balance sheet. The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense is recognized over the vesting period, or immediately, for vested awards.

The following table summarizes SARs activity in 2020 as no SARs were granted prior to January 1, 2020 since 1992:

		Exercise Price/Share
	Number of SARs	Range			Weighted Average
Outstanding at January 1, 2020	—	$—	to	$—	$—
Granted[1]	387,252	10.75	to	19.64	11.60
Modification for special cash dividend	71,402	10.75	to	19.64	11.60
Forfeited and expired	(82,214)	10.75	to	19.64	11.39
Exercised	—	—	to	—	—
Outstanding at December 31, 2020	376,440	$10.75	to	$19.64	$11.64
1.The SARs exercise price per share reflects the reduction to the exercise prices of outstanding SARs as a results of the modification to the awards pursuant to the nondiscretionary anti-dilution provisions in the related SARs grant agreements.

The grant-date fair value of SARs awards vested in 2020 was $0.6 million. As of December 31, 2020, the SARs unrecognized compensation cost for continuing operations was $1.5 million. This cost is expected to be recognized over the remaining weighted average vesting period of 1.1 years.
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

The following tables reconcile the changes in benefit obligations and plan assets in 2020 and 2019, and reconcile the funded status to prepaid or accrued cost at December 31, 2020 and 2019:

	Pension Benefits		Other Post- Retirement Benefits
(In thousands)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$318,763	$287,240	$7,650	$6,889
Service cost	—	—	29	26
Interest cost	10,156	12,222	243	290
Effect of actuarial (gains) losses related to the following:
Discount rate change	26,887	38,919	644	894
Retirement rate assumptions and mortality table adjustments	(3,446)	(2,589)	13	21
Other	69	(1,047)	55	(176)
Plan participant contributions	—	—	606	649
Benefits paid	(16,270)	(15,982)	(1,076)	(943)
Benefit obligation, end of year	$336,159	$318,763	$8,164	$7,650
Change in plan assets:
Plan assets at fair value, beginning of year	$218,329	$205,367	$—	$—
Actual return on plan assets	18,800	20,624	—	—
Employer contributions	12,216	8,320	470	294
Plan participant contributions	—	—	606	649
Benefits paid	(16,270)	(15,982)	(1,076)	(943)
Plan assets at fair value, end of year	$233,075	$218,329	$—	$—
Funded status of the plans	$(103,084)	$(100,434)	$(8,164)	$(7,650)
Amounts recognized in the consolidated balance sheets:
Accrued expenses (current)	$181	$168	$481	$470
Pension and other postretirement benefit obligations, net	102,903	100,266	7,683	7,180
Net amount recognized	$103,084	$100,434	$8,164	$7,650
The following table sets forth the assumptions used in accounting for the pension and other post-retirement benefits, and the components of net periodic benefit cost:

	Pension Benefits			Other Post- Retirement Benefits
(In thousands, except percentages)	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.57%	3.27%	4.40%	2.54%	3.25%	4.37%
Expected long-term return on plan assets	5.00%	5.00%	6.00%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.27%	4.40%	3.72%	3.25%	4.37%	3.69%
Expected long-term return on plan assets	5.00%	6.00%	6.50%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$—	$—	$17	$29	$26	$36
Interest cost	10,156	12,222	11,442	243	290	271
Expected return on plan assets	(11,004)	(13,528)	(15,011)	—	—	—
Amortization of prior service costs and gains or losses	15,494	10,891	13,894	(198)	(258)	(243)
Net periodic benefit cost	$14,646	$9,585	$10,342	$74	$58	$64

Net periodic benefit cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. The amount of the accumulated benefit obligation is the same as the projected benefit obligation. At December 31, 2020, the effect of a 1% change in the health care cost trend rate assumptions would not impact the post-retirement obligation.
Expected benefit payments over the next five years and in the aggregate for 2026-2030 are as follows:

(In thousands)	Pension Benefits	Other Post- Retirement Benefits
2021	$17,593	$481
2022	18,001	482
2023	18,205	478
2024	18,445	473
2025	18,511	468
2026—2030	90,778	2,196
The pre-tax amounts recorded in 2020, 2019 and 2018 in accumulated other comprehensive income consist of:

	Pension			Other Post-Retirement
(In thousands)	2020	2019	2018	2020	2019	2018
Net actuarial (gain) loss	$150,267	$150,047	$132,751	$86	$(824)	$(1,821)
Pension expense is expected to be $14.0 million in 2021. The amounts in accumulated other comprehensive income, before related deferred income taxes, that are expected to be recognized as components of net periodic cost during 2021 are $17.1 million of cost for the pension plan and $0.1 million of benefit for other post-retirement plans.
The percentage composition of assets held by pension plans at December 31, 2020, 2019 and 2018 are as follows:

	% Composition of Plan Assets at December 31,
	2020	2019	2018
Pension plans:
Fixed income securities	7.7%	8.7%	8.6%
Large/mid-capitalization equity securities	27.1	21.3	18.2
Small-capitalization equity securities	8.6	7.8	6.8
International and emerging market equity securities	20.6	19.7	16.0
Total equity securities	56.3	48.8	41.0
Private equity and hedge funds	12.1	35.0	42.3
Cash and cash equivalents	17.5	1.4	1.4
Other assets	6.4	6.1	6.7
Total	100.0%	100.0%	100.0%

Tredegar’s targeted allocation percentage for pension plan assets and the expected long-term rate of return on assets used to determine its benefit obligation at December 31, 2020, are as follows:

	Target % Composition of Plan Assets[1]	Expected Long-term Return %
Pension plans:
Fixed income securities	12.0%	1.3%
Large/mid-capitalization equity securities	27.0	6.3
Small-capitalization equity securities	8.0	6.8
International and emerging market equity securities	20.0	5.6
Total equity securities	55.0	6.1
Private equity and hedge funds	33.0	4.4
Total	100.0%	5.0%
1.Target percentages for the composition of plan assets represents a neutral position within the approved range of allocations for such assets.

Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. The other assets category is primarily comprised of cash and contracts with insurance companies. The Company’s primary investment objective is to maximize total return with a strong emphasis on the preservation of capital, and it believes that over the long-term a diversified portfolio of fixed income securities, equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities alone. The average remaining duration of benefit payments for the pension plans is about 11.5 years. The Company expects its required contributions to be approximately $11.7 million in 2021.
Estimates of the fair value of assets held by the Company’s pension plan are provided by unaffiliated third parties. Investments in private equity and hedge funds and certain fixed income securities by the Company’s pension plan are measured at net asset value, which is a practical expedient for measuring fair value. These assets are therefore excluded from the fair value hierarchy for each of the years presented.

At December 31, 2020 and 2019, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balances at December 31, 2020
Cash and cash equivalents	$40,890	$40,890	$—	$—
Large/mid-capitalization equity securities	63,146	63,146	—	—
Small-capitalization equity securities	19,932	19,932	—	—
International and emerging market equity securities	24,325	24,325	—	—
Fixed income securities	18,008	6,690	11,318	—
Contracts with insurance companies	9,118	—	—	9,118
Other assets	5,629	5,629	—	—
Total plan assets at fair value	$181,048	$160,612	$11,318	$9,118
Investments measured at net asset value[1]	52,027
Total plan assets, December 31, 2020	$233,075
Balances at December 31, 2019
Cash and cash equivalents	$3,076	$3,076	$—	$—
Large/mid-capitalization equity securities	46,440	46,440	—	—
Small-capitalization equity securities	17,135	17,135	—	—
International and emerging market equity securities	43,079	19,117	23,962	—
Fixed income securities	18,911	6,209	12,702	—
Contracts with insurance companies	8,840	—	—	8,840
Other assets	4,509	4,509	—	—
Total plan assets at fair value	$141,990	$96,486	$36,664	$8,840
Investments measured at net asset value[1]	76,339
Total plan assets, December 31, 2019	$218,329
1.Includes private equity, hedge funds and certain international equity securities measured at net asset value.
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2.2 million at December 31, 2020 and December 31, 2019. Pension expense recognized for this plan was $0.1 million in 2020, 2019, and 2018. This information has been included in the preceding pension benefit tables.
Pension and other postretirement benefit liabilities related to Personal Care Films have been retained by the Company. Pension expense recognized for participation by these former employees in the Company’s plans is not material for the years ended December 31, 2020, 2019, and 2018.
14    SAVINGS PLAN
Tredegar has a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation, up to Internal Revenue Service (“IRS”) limitations. The provisions of the savings plan provided the following benefits for salaried and certain hourly employees:
•The Company makes matching contributions to the savings plan of $1 for every $1 an employee contributes per pay period up to a maximum of 5% of eligible compensation.
•The savings plan includes immediate vesting of matching contributions and automatic enrollment at 3% of eligible compensation unless the employee opts out or elects a different percentage.
The Company also has a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations (“restoration plan”). Charges recognized for these plans were $4.0 million in 2020, $3.9 million in 2019 and $3.7 million in 2018. The Company’s liability under the restoration plan was

$1.0 million at December 31, 2020 (consisting of 61,394 phantom shares of common stock) and $1.4 million at December 31, 2019 (consisting of 62,475 phantom shares of common stock) and valued at the closing market price on those dates.
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
15    LEASES
Tredegar has various lease agreements with terms up to 10 years, including leases of real estate, office equipment and vehicles. Some leases include options to purchase the leased asset, terminate the agreement or extend the term of the agreement for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2020:

(In thousands)
Future Lease Payments
2021	$2,749
2022	2,653
2023	2,525
2024	2,417
2025	2,417
Thereafter	7,404
Total undiscounted operating lease payments	20,165
Less: Imputed interest	3,134
Present value of operating lease liabilities	$17,031
As of January 1, 2019, an initial right-of-use asset of $20 million was recognized as a non-cash asset addition and an initial lease liability of $22 million was recognized as a non-cash liability addition with the adoption of the new lease accounting standard.
The following table summarizes lease costs, related cash flow and other information for the years ended December 31, 2020 and 2019. These costs are primarily related to long-term operating leases, but also include amounts for variable leases and short-term leases.

(In thousands)	2020	2019
Operating lease expense	$3,260	$3,087

Right-of-use assets recognized as non-cash additions from the execution of new operating leases	$529	$20,709
Other Information:
Weighted-average remaining lease term for operating leases	8 years	9 years
Weighted-average discount rate for operating leases	4.21%	4.24%

16    INCOME TAXES
Income (loss) from continuing operations before income taxes and income tax expense (benefit) for continuing operations are as follows:

(In thousands)	2020	2019	2018
Income (loss) from continuing operations before income taxes:
Domestic	$(58,033)	$52,536	$67,806
Foreign	32,987	19,470	12,565
Total	$(25,046)	$72,006	$80,371
Current income tax expense (benefit):
Federal	$4,777	$7,551	$30
State	136	1,558	766
Foreign	2,374	579	771
Total	7,287	9,688	1,567
Deferred income tax expense (benefit):
Federal	(18,191)	15,298	16,264
State	(640)	187	948
Foreign	3,331	(11,628)	28
Total	(15,500)	3,857	17,240
Total income tax expense (benefit)	$(8,213)	$13,545	$18,807
The significant differences between the U.S. federal statutory rate and the effective income tax rate related to continuing operations are as follows:

	2020		2019		2018
(In thousands, except percentages)	Amount	%	Amount	%	Amount	%
Foreign rate differences	$3,753	(14.9)	$1,533	1.9	$1,576	2.1
U.S. tax on foreign branch income	1,409	(5.6)	16,029	22.3	2,229	2.8
Non-deductible expenses	219	(0.9)	285	0.4	99	0.1
Valuation allowance for capital loss carryforwards	52	(0.2)	60	0.1	553	0.7
Unremitted earnings from foreign operations	13	(0.1)	60	0.1	126	0.2
Foreign derived intangible income deduction	—	—	(319)	(0.4)	(695)	(0.9)
Valuation allowance due to foreign losses and impairments	—	—	(14,350)	(19.9)	(2,162)	(2.7)
Stock-based compensation	(24)	0.1	292	0.4	177	0.2
Dividend received deduction net of foreign withholding tax	(52)	0.2	(1,016)	(1.4)	—	—
Tax contingency accruals and tax settlements	(58)	0.2	(2,543)	(3.5)	673	0.8
State taxes, net of federal income tax benefit	(373)	1.5	1,050	1.5	1,203	1.5
Research and development tax credit	(633)	2.5	(523)	(0.7)	(130)	(0.2)
Changes in estimates related to prior year tax provision	(2,472)	9.9	(135)	(0.2)	(380)	(0.5)
Brazilian tax incentive	(4,787)	19.1	(1,999)	(2.8)	(1,340)	(1.7)
Income tax expense (benefit) at federal statutory rate	(5,260)	21.0	15,121	21.0	16,878	21.0
Income tax expense (benefit) at effective income tax rate	$(8,213)	32.8	$13,545	18.8	$18,807	23.4
Income taxes in 2020 were primarily impacted by the tax impact of Terphane Ltda. being included in Tredegar’s U.S. consolidated tax return as a foreign branch, the tax impact of the local statutory tax rates of Tredegar’s foreign subsidiaries being higher than the current US tax rate of 21%, the benefit of tax incentives in Brazil, and by claims for prior years’ U.S. research and development tax credits.
During 2019, due to favorable earnings trends, the Company released a $12.4 million valuation allowance on the net deferred tax assets of its Brazilian subsidiary Terphane Ltda. Because Terphane Ltda. is taxed as a foreign branch for U.S. tax purposes, Tredegar also recorded a related deferred tax liability of $12.4 million for the reduction in foreign tax credits that would result from Terphane Ltda. realizing this net deferred tax asset.

Income taxes in 2018 were primarily impacted the additional tax impact of Terphane Ltda. being included in Tredegar’s U.S. consolidated tax return as a foreign branch as well as the tax impact of the local statutory tax rates of Tredegar’s foreign subsidiaries being higher than the current U.S. tax rate of 21%. These increases to income tax expense were offset by recording a tax benefit on a portion of foreign losses and impairments, by the tax benefit of the foreign derived intangible income deduction under the TCJA, and by the benefit of tax incentives in Brazil.
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under TCJA, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no deferred income tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Ltda.’s undistributed earnings as of and December 31, 2020 and 2019.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current tax rate of 15.25% for Terphane (6.25% of income tax and 9.0% social contribution on income). The incentives were originally granted for a 10-year period commencing January 1, 2015 and expiring at the end of 2024. Terphane Brazil has been granted an additional three years of tax incentives through the end of 2027. The benefit from the tax incentives was $4.8 million, $2.0 million and $1.3 million in 2020, 2019 and 2018, respectively.
Deferred income tax liabilities and deferred income tax assets for continuing operations at December 31, 2020 and 2019, are as follows:

(In thousands)	2020	2019
Deferred income tax liabilities:
Amortization of goodwill and identifiable intangibles	$9,520	$12,080
Depreciation	10,844	7,395
Foregone tax credits on foreign branch income	5,714	12,361
Excess of carrying value over tax basis of investment in kaléo	4,905	17,504
Derivative financial instruments	659	—
Right-of-use leased assets	2,979	751
Other	285	488
Total deferred income tax liabilities	34,906	50,579
Deferred income tax assets:
Pensions	25,576	21,025
Employee benefits	9,757	7,963
Excess capital losses	7,462	1,551
Inventory	2,613	3,759
Asset write-offs, divestitures and environmental accruals	2,904	1,355
Tax benefit on U.S. federal, state and foreign NOL and credit carryforwards	18,305	17,992
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	134	187
Allowance for doubtful accounts	141	383
Lease liabilities	3,144	967
Derivative financial instruments	—	345
Foreign currency translation gain adjustment	1,423	255
Deferred income tax assets before valuation allowance	71,459	55,782
Less: Valuation allowance	17,485	3,787
Total deferred income tax assets	53,974	51,995
Net deferred income tax (assets) liabilities	$(19,068)	$(1,416)
Amounts recognized in the consolidated balance sheets:
Deferred income tax assets (noncurrent)	$19,068	$12,435
Deferred income tax liabilities (noncurrent)	—	11,019
Net deferred income tax assets (liabilities)	$19,068	$1,416

Except as noted below, the Company believes that it is more likely than not that future taxable income will exceed future tax-deductible amounts thereby resulting in the realization of deferred income tax assets. The Company has estimated gross federal, state and foreign tax credits and net operating loss carryforwards of $18.3 million and $18.0 million at December 31, 2020 and 2019, respectively. The U.S. federal foreign tax credits will expire by 2027 and the U.S. federal research and development tax credits will expire by 2040. The U.S. state carryforwards expire at different points over the next 20 years.
Valuation allowances of $5.5 million, $2.5 million and $6.6 million at December 31, 2020, 2019 and 2018, respectively, are recorded against the tax benefit on U.S. federal, state and foreign tax credits and net operating loss carryforwards generated by certain foreign and domestic subsidiaries that may not be recoverable in the carryforward period. The valuation allowance for excess capital losses from investments and other related items was $7.1 million, $1.3 million and $1.2 million at December 31, 2020, 2019 and 2018, respectively. The 2020 balance increased primarily due to capital loss carryforwards created by the sale of Personal Care Films. The 2018 balance decreased primarily due to the expiration of a portion of prior year capital loss carryforwards. The amount of the deferred income tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. Tredegar continues to evaluate opportunities to utilize capital loss carryforwards prior to their expiration at various dates in the future. As circumstances and events warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred income tax assets. A valuation allowance of $4.9 million was recorded in 2020 related to various deferred state tax assets. The valuation allowance for asset impairments in foreign jurisdictions where the Company believes it is more likely than not that the deferred income tax asset will not be realized was zero at December 31, 2020 and 2019, and $15.8 million at December 31, 2018. In 2019, the Company reversed a $12.4 million valuation allowance on the net deferred tax assets of its Brazilian subsidiary Terphane Ltda due to favorable earnings trends. Since Terphane Ltda. is taxed as a foreign branch for US tax purposes, Tredegar also recorded a related deferred tax liability of $12.4 million for the reduction in foreign tax credits that would result from Terphane Ltda. realizing this net deferred tax asset.
A reconciliation of the Company’s unrecognized uncertain tax positions since January 1, 2018, is shown below:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Balance at beginning of period	$881	$3,361	$1,962
Increase (decrease) due to tax positions taken in:
Current period	12	12	13
Prior period	—	49	1,430
Increase (decrease) due to settlements with taxing authorities	(265)	(151)	—
Reductions due to lapse of statute of limitations	—	(2,390)	(44)
Balance at end of period	$628	$881	$3,361
Additional information related to unrecognized uncertain tax positions since January 1, 2018 is summarized below:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax, other noncurrent liability accounts, or deferred tax assets in the balance sheet)	$628	$881	$3,361
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	(110)	(163)	(211)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	518	718	3,150
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $2, $(144) and $107 reflected in income tax expense in the income statement in 2020, 2019 and 2018, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	102	100	243
Related deferred income tax assets recognized on interest and penalties	(24)	(23)	(56)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	78	77	187
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$596	$795	$3,337

Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2017. The Company anticipates that it is reasonably possible that Federal and state income tax audits or statutes may settle or close within the next 12 months, which could result in the recognition of up to approximately $0.5 million of the balance of unrecognized tax positions, including any payments that may be made.
17    ASSET IMPAIRMENTS AND COSTS ASSOCIATED WITH EXIT AND DISPOSAL ACTIVITIES
In connection with the anticipated customer product transitions in Surface Protection, the Company recognized severance and other employee-related expenses of $1.6 million in the fourth quarter of 2020. The Company recognizes termination benefits that are covered by a contract or an ongoing benefit arrangement when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. Other accrued expenses and losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the years ended December 31, 2020, 2019 and 2018, respectively.
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

19    SELECTED QUARTERLY FINANCIAL DATA
Tredegar Corporation and Subsidiaries
(In Thousands, Except Per-Share Amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2020
Sales	$192,136	$186,260	$184,370	$192,524
Gross profit	40,092	46,331	41,909	42,305

Income (loss) from continuing operations, net of tax	(20,663)	14,332	(16,976)	6,475
Income (loss) from discontinued operations, net of tax	(1,658)	(3,136)	(48,237)	(5,580)
Net income (loss)	$(22,321)	$11,196	$(65,213)	$895

Earnings (loss) per share:
Basic:
Continuing operations	$(0.62)	$0.43	$(0.51)	$0.19
Discontinued operations	(0.05)	(0.10)	(1.44)	(0.17)
Basic	$(0.67)	$0.33	$(1.95)	$0.02

Diluted:
Continuing operations	$(0.62)	$0.43	$(0.51)	$0.19
Discontinued operations	(0.05)	(0.10)	(1.44)	(0.17)
Diluted	$(0.67)	$0.33	$(1.95)	$0.02

For the year ended December 31, 2019
Sales	$207,948	$214,095	$205,968	$198,313
Gross profit	34,986	44,375	38,892	37,951

Income (loss) from continuing operations, net of tax	22,548	19,871	15,052	990
Income (loss) from discontinued operations, net of tax	(2,763)	(5,394)	2,081	(4,126)
Net income	$19,785	$14,477	$17,133	$(3,136)

Earnings per share:
Basic:
Continuing operations	$0.68	$0.60	$0.45	$0.03
Discontinued operations	(0.08)	(0.16)	0.06	(0.12)
Basic	$0.60	$0.44	$0.51	$(0.09)

Diluted:
Continuing operations	$0.68	$0.60	$0.45	$0.03
Discontinued operations	(0.08)	(0.16)	0.06	(0.12)
Diluted	$0.60	$0.44	$0.51	$(0.09)
Due to rounding, the sum of quarterly amounts presented in the table above may not add up precisely to the corresponding full year amounts.
Item 16. FORM 10-K SUMMARY
Not Applicable.

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of February 1, 2017, by and among Futura Industries Corporation, Futura Corporation, Susan D. Johnson, The Susan D. Johnson Trust, Ken Wells, The William L. Bonnell Company, Inc., and, in his capacity as Sellers’ Representative, Brent F. Lloyd (filed as Exhibit 2.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 2, 2017, and incorporated herein by reference)

2.2
Amended and Restated Purchase and Sale Agreement, dated as of October 30, 2020, by and among Fitesa Nao Tecidos S.A., Fitesa US LLC, Miramar Participações Ltda, Tredegar Corporation, Tredegar Far East Corporation, Tredegar Film Products (Latin America), Inc., Tredegar Investments, LLC and Fitesa S.A. (filed as Exhibit 2.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on November 3, 2020, and incorporated herein by reference).

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

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 30, 2020, and incorporated herein by reference)
4.1	Description of Registered Securities (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No 1-10258) for the year ended December 31, 2019, and incorporated herein by reference)
10.1
Amended and Restated Credit Agreement, dated as of June 28, 2019, among Tredegar, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and U.S. Bank National Association, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2019, and incorporated herein by reference)

10.1.1
Amended and Restated Guaranty, dated as of June 28, 2019, by and among the subsidiaries of Tredegar listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein) (filed as Exhibit 4.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2019, and incorporated herein by reference)

10.1.2
Amended and Restated Pledge and Security Agreement, dated as of June 28, 2019, by and among Tredegar and the subsidiaries of Tredegar listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2019, and incorporated herein by reference)

10.1.3
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of December 1, 2020, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Truist Bank, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and U.S. Bank National Association, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 3, 2020, and incorporated herein by reference)

10.2
Reorganization and Distribution Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.3
Employee Benefits Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4
Tax Sharing Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.5
Indemnification Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6
Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1
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
Resolutions of the Executive Committee of the Board of Directors of Tredegar adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.8
Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.9
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 27, 2013, and incorporated herein by reference)

*10.10
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.11
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.12
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.18 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2020, and incorporated herein by reference)

*10.13
Form of Notice of Stock Appreciation Right Grant and Stock Appreciation Right Terms and Conditions (filed as Exhibit 10.19 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2020, and incorporated herein by reference)

*10.14
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.20 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2020, and incorporated herein by reference)

*10.15	Tredegar 2018 Equity Incentive Plan (filed as Annex A to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on March 22, 2018, and incorporated herein by reference)
*10.16
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 7, 2018, and incorporated herein by reference)

*10.17
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar Corporation’s Registration Statement on Form S-8 (Registration No. 333-230386), filed on March 19, 2019, and incorporated herein by reference)

+21	Subsidiaries of Tredegar
+23	Consent of KPMG LLP, Independent Registered Public Accounting Firm
+31.1
Certification of President and Chief Executive Officer (Principal Executive Officer) of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2
Certification of Vice President and Chief Financial Officer (Principal Financial Officer) of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) of Tredegar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2
Certification of Vice President and Chief Financial Officer (Principal Financial Officer) of Tredegar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+101	XBRL Instance Document and Related Items
+104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Denotes compensatory plans or arrangements or management contracts.

+	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated:	March 16, 2021	By	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2021.

Signature		Title

/s/	John M. Steitz	President, Chief Executive Officer and Director
	(John M. Steitz)	(Principal Executive Officer)

/s/	D. Andrew Edwards	Executive Vice President and Chief Financial Officer
	(D. Andrew Edwards)	(Principal Financial Officer)

/s/	Frasier W. Brickhouse, II	Corporate Treasurer and Controller
	(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/	John D. Gottwald	Chairman of the Board of Directors
(John D. Gottwald)

/s/	Gregory A. Pratt	Lead Director
(Gregory A. Pratt)

/s/	George C. Freeman, III	Director
(George C. Freeman, III)

/s/	William M. Gottwald	Director
(William M. Gottwald)

/s/	Kenneth R. Newsome	Director
(Kenneth R. Newsome)

/s/	Thomas G. Snead, Jr.	Director
(Thomas G. Snead, Jr.)

/s/	Carl E. Tack, III	Director
(Carl E. Tack, III)

/s/	Anne G. Waleski	Director
(Anne G. Waleski)