Form 10-Q
period 2021-03-31
TREDEGAR CORP
filed 2021-05-07
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of April 30, 2021: 33,677,433

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$21,859	$11,846
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,806 in 2021 and $2,797 in 2020	87,648	86,327
Income taxes recoverable	2,266	2,807
Inventories	70,623	66,437
Prepaid expenses and other	14,426	19,679
Current assets of discontinued operations	3,285	1,339
Total current assets	200,107	188,435
Property, plant and equipment, at cost	479,605	475,619
Less accumulated depreciation	(313,987)	(309,074)
Net property, plant and equipment	165,618	166,545
Right-of-use leased assets	15,482	16,037
Investment in kaléo (cost basis of $7,500)	35,000	34,600
Identifiable intangible assets, net	18,012	18,820
Goodwill	67,708	67,708
Deferred income taxes	17,295	19,068
Other assets	3,131	3,506
Non-current assets of discontinued operations	151	151
Total assets	$522,504	$514,870
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,477	$89,702
Accrued expenses	33,411	40,741
Lease liability, short-term	2,066	2,082
Income taxes payable	1,206	706
Current liabilities of discontinued operations	6,438	7,521
Total current liabilities	137,598	140,752
Lease liability, long-term	14,424	14,949
Long-term debt	143,000	134,000
Pension and other postretirement benefit obligations, net	105,998	110,585
Other non-current liabilities	5,497	5,529
Total liabilities	406,517	405,815
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,669,561 shares at March 31, 2021 and 33,457,176 shares at December 31, 2020)	51,557	50,066
Common stock held in trust for savings restoration plan (105,636 shares at March 31, 2021 and 105,067 shares at December 31, 2020)	(2,097)	(2,087)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(86,797)	(84,149)
Gain (loss) on derivative financial instruments	2,028	2,264
Pension and other postretirement benefit adjustments	(93,200)	(96,519)
Retained earnings	244,496	239,480
Total shareholders’ equity	115,987	109,055
Total liabilities and shareholders’ equity	$522,504	$514,870
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues and other items:
Sales	$184,822	$192,136
Other income (expense), net	760	(26,130)
	185,582	166,006
Costs and expenses:
Cost of goods sold	141,285	145,169
Freight	6,223	6,875
Selling, general and administrative	18,384	20,044
Research and development	1,721	2,170
Amortization of identifiable intangibles	723	758
Pension and postretirement benefits	3,540	3,567
Interest expense	822	555
Asset impairments and costs associated with exit and disposal activities, net of adjustments	169	61
Goodwill impairment	—	13,696
Total	172,867	192,895
Income (loss) from continuing operations before income taxes	12,715	(26,889)
Income tax expense (benefit)	3,097	(6,226)
Net income (loss) from continuing operations	9,618	(20,663)
Income (loss) from discontinued operations, net of tax	(587)	(1,658)
Net income (loss)	$9,031	$(22,321)

Earnings (loss) per share:
Basic:
Continuing operations	$0.29	$(0.62)
Discontinued operations	(0.02)	(0.05)
Basic earnings (loss) per share	$0.27	$(0.67)
Diluted:
Continuing operations	$0.29	$(0.62)
Discontinued operations	(0.02)	(0.05)
Diluted earnings (loss) per share	$0.27	$(0.67)
Shares used to compute earnings (loss) per share:
Basic	33,406	33,313
Diluted	33,644	33,313
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$9,031	$(22,321)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $272 in 2021 and tax benefit of $1,283 in 2020)	(2,648)	(11,529)
Derivative financial instruments adjustment (net of tax benefit of $188 in 2021 and tax benefit of $1,226 in 2020)	(236)	(3,775)
Amortization of prior service costs and net gains or losses (net of tax of $924 in 2021 and tax of $836 in 2020)	3,319	2,931
Other comprehensive income (loss)	435	(12,373)
Comprehensive income (loss)	$9,466	$(34,694)
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,031	$(22,321)
Adjustments for noncash items:
Depreciation	5,463	7,557
Amortization of identifiable intangibles	723	758
Reduction of right-of-use lease asset	549	696
Goodwill impairment	—	13,696
Deferred income taxes	1,017	(9,804)
Accrued pension and post-retirement benefits	3,540	3,567
(Gain) loss on investment in kaléo accounted for under the fair value method	(400)	26,100
Changes in assets and liabilities:
Accounts and other receivables	(2,126)	(2,849)
Inventories	(5,442)	(6,982)
Income taxes recoverable/payable	1,102	3,478
Prepaid expenses and other	2,798	(294)
Accounts payable and accrued expenses	(2,517)	3,588
Lease liability	(535)	(741)
Pension and postretirement benefit plan contributions	(3,886)	(1,967)
Other, net	553	595
Net cash provided by operating activities	9,870	15,077
Cash flows from investing activities:
Capital expenditures	(5,259)	(4,854)
Net cash used in investing activities	(5,259)	(4,854)
Cash flows from financing activities:
Borrowings	32,000	16,500
Debt principal payments	(23,000)	(15,500)
Dividends paid	(4,025)	(4,005)
Other	915	(586)
Net cash provided by (used in) financing activities	5,890	(3,591)
Effect of exchange rate changes on cash	(488)	(2,995)
Increase in cash & cash equivalents	10,013	3,637
Cash and cash equivalents at beginning of period	11,846	31,422
Cash and cash equivalents at end of period	$21,859	$35,059
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2021:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance January 1, 2021	$50,066	$239,480	$(2,087)	$(84,149)	$2,264	$(96,519)	$109,055
Net income (loss)	—	9,031	—	—	—	—	9,031
Foreign currency translation adjustment (net of tax benefit of $272)	—	—	—	(2,648)	—	—	(2,648)
Derivative financial instruments adjustment (net of tax benefit of $188)	—	—	—	—	(236)	—	(236)
Amortization of prior service costs and net gains or losses (net of tax of $924)	—	—	—	—	—	3,319	3,319
Cash dividends declared ($0.12 per share)	—	(4,025)	—	—	—	—	(4,025)
Stock-based compensation expense	576	—	—	—	—	—	576
Issued upon exercise of stock options	915	—	—	—	—	—	915
Tredegar common stock purchased by trust for savings restoration plan	—	10	(10)	—	—	—	—
Balance March 31, 2021	$51,557	$244,496	$(2,097)	$(86,797)	$2,028	$(93,200)	$115,987

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2020	$45,514	$530,478	$(1,592)	$(100,663)	$(1,307)	$(95,681)	$376,749
Net income (loss)	—	(22,321)	—	—	—	—	(22,321)
Foreign currency translation adjustment (net of tax benefit of $1,283)	—	—	—	(11,529)	—	—	(11,529)
Derivative financial instruments adjustment (net of tax benefit of $1,226)	—	—	—	—	(3,775)	—	(3,775)
Amortization of prior service costs and net gains or losses (net of tax of $836)	—	—	—	—	—	2,931	2,931
Cash dividends declared ($0.12 per share)	—	(4,005)	—	—	—	—	(4,005)
Stock-based compensation expense	1,126	—	—	—	—	—	1,126
Repurchase of employee common stock for tax withholdings	(586)	—	—	—	—	—	(586)
Tredegar common stock purchased by trust for savings restoration plan	—	9	(9)	—	—	—	—
Balance at March 31, 2020	$46,054	$504,161	$(1,601)	$(112,192)	$(5,082)	$(92,750)	$338,590
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1    BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2021, the consolidated results of operations for the three months ended March 31, 2021 and 2020, the consolidated cash flows for the three months ended March 31, 2021 and 2020, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2021 and 2020, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2021 and 2020 for this segment references 13-week periods ended March 28, 2021 and March 29, 2020, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. There was no intercompany funding with Aluminum Extrusions between March 28, 2021 and March 31, 2021. As of December 31, 2020, the Company’s cash and cash equivalents declined by $3.8 million since the Company made payments to the Aluminum Extrusions segment to fund its working capital during the intervening period.
The financial position data as of December 31, 2020 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2020 Form 10-K.
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
On December 31, 2020, the Company completed the sale of Bright View Technologies, which was part of its PE Films segment. The sale did not represent a strategic shift nor did it have a major effect on the Company's historical and ongoing operations, thus all financial information for Bright View Technologies has been presented in continuing operations.
The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Adopted:
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2019-12, which simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. In the first quarter of 2021, the Company adopted ASU 2019-12 which did not have a material impact on the Company's consolidated financial statements.
2    DIVESTITURES AND ASSETS HELD FOR SALE
Divestitures
Personal Care Films
In 2020, the Company completed the sale of Personal Care Films for an aggregate purchase price of approximately $60.5 million, subject to customary adjustments. The Company agreed to provide certain transition services related to finance, human resources and information technology which are expected to end in the first half of 2021. Personal Care Films was previously reported in the PE Films segment.

The following table summarizes the financial results of discontinued operations reflected in the consolidated statements of income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenues and other items:
Sales	$—	$36,166
Other income (expense), net	—	(81)
	—	36,085
Costs and expenses:
Cost of goods sold	—	30,142
Freight	—	1,705
Selling, general and administrative	1,050	3,125
Research and development	—	2,685
Asset impairments and costs associated with exit and disposal activities, net of adjustments	—	400
Adjustment to the fair value estimates used in the disposal of Personal Care Films(a)	(299)	—
Total	751	38,057
Income (loss) from discontinued operations before income taxes	(751)	(1,972)
Income tax expense (benefit)	(164)	(314)
Income (loss) from discontinued operations, net of tax	$(587)	$(1,658)
(a) Represents a net increase to the estimated fair value of Personal Care Films primarily due to lower costs associated with transition-related services.

The assets and liabilities of the discontinued operations reflected in the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively were as follows:

	March 31,	December 31,
	2021	2020
Assets
Prepaid expenses and other (b)	$3,285	$1,339
Other non-current assets	151	151
Total assets of discontinued operations	$3,436	$1,490

Liabilities (a)
Accrued expenses (b)	$6,438	$7,521
(a) Pension and other postretirement benefit liabilities related to Personal Care Films have been retained by the Company.
(b) The consolidated balance sheet of discontinued operations as of March 31, 2021 includes $0.4 million of other receivables related to the settlement of customary post-closing adjustments, deferred assets of $2.9 million and deferred obligations of $4.6 million related to transition services, accrued severance of $1.3 million, and other miscellaneous accrued expenses of $0.5 million. The consolidated balance sheet of discontinued operations as of December 31, 2020 includes $0.4 million of other receivables related to the settlement of customary post-closing adjustments, deferred assets of $0.9 million and deferred obligations of $5.3 million related to transition services, accrued severance of $2.1 million, and other miscellaneous accrued expenses of $0.2 million.

The following table provides significant operating and investing cash flow information for discontinued operations:

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating activities
Depreciation and amortization	$—	$2,231
Asset impairment	—	271
Other	(299)	—
Total	(299)	2,502
Investing activities
Capital expenditures	$—	$(795)

Assets Held For Sale
In July 2019, the Company committed to a plan to close its manufacturing facility in Lake Zurich, Illinois, which historically was reported by the Company within the Personal Care Films component of its PE Films segment. In 2020, the held for sale criteria was met since the Company expects the sale of the facility to be completed within one year. The disposal group carrying value of $4.6 million consists of land, building, and building improvements and is reported in "Prepaid expenses and other" in the consolidated balance sheet. These assets were not included as part of the sale of Personal Care Films.
3    LONG-LIVED ASSETS & GOODWILL IMPAIRMENT
The Company assesses its long-lived assets for impairment when events and circumstances indicate that the carrying amount of the assets may not be recoverable. Long-lived assets consist primarily of buildings, machinery and equipment. During the three months ended March 31, 2021, the Company did not identify any indicators of impairment for long-lived assets.
The Company annually assesses goodwill for impairment on December 1st of each year or more frequently when events or circumstances indicate that the carrying amount of a reporting unit that includes goodwill exceeds its fair value. The Company evaluated whether triggering events occurred during the three months ended March 31, 2021 and 2020 for all reporting units that include goodwill and determined that triggering events did occur during the first three months of 2020 for the Aluminum Extrusions’ reporting units created as a result of acquisitions in 2012 (“AACOA”) and in 2017 (“Futura”). As a result of the impairment testing performed, the Company recognized a goodwill impairment charge of $13.7 million ($10.5 million after taxes), which represented the entire amount of goodwill associated with the AACOA reporting unit. No impairment was identified for Futura.
The Company continues to monitor developments related to the COVID-19 pandemic and may perform updated analyses during 2021 as necessary.
4    INVENTORIES
The components of inventories are as follows:

(In thousands)	March 31, 2021	December 31, 2020
Finished goods	$16,288	$15,251
Work-in-process	11,531	9,098
Raw materials	25,639	25,913
Stores, supplies and other	17,165	16,175
Total	$70,623	$66,437

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

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Weighted average shares outstanding used to compute basic earnings per share	33,406	33,313
Incremental dilutive shares attributable to stock options and restricted stock	238	—
Shares used to compute diluted earnings per share	33,644	33,313

Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 411,516 as of March 31, 2021. The Company had a net loss from continuing operations for the three months ended March 31, 2020, so there is no dilutive impact for such shares. If the Company had reported net income from continuing operations for the three months ended March 31, 2020, average out-of-the-money options to purchase shares that would have been excluded from the calculation of incremental shares attributable to stock options and restricted stock were 682,696.
6    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2021	$(84,149)	$2,264	$(96,519)	$(178,404)
Other comprehensive income (loss) before reclassifications	(2,648)	273	—	(2,375)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(509)	3,319	2,810
Net other comprehensive income (loss) - current period	(2,648)	(236)	3,319	435
Ending balance, March 31, 2021	$(86,797)	$2,028	$(93,200)	$(177,969)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2020	$(100,663)	$(1,307)	$(95,681)	$(197,651)
Other comprehensive income (loss) before reclassifications	(11,529)	(4,888)	—	(16,417)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,113	2,931	4,044
Net other comprehensive income (loss) - current period	(11,529)	(3,775)	2,931	(12,373)
Ending balance, March 31, 2020	$(112,192)	$(5,082)	$(92,750)	$(210,024)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended March 31, 2021 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$640	Cost of sales
Foreign currency forward contracts, before taxes	(2)	Selling, general & administrative
Foreign currency forward contracts, before taxes	17	Cost of sales
Total, before taxes	655
Income tax expense (benefit)	146	Income tax expense (benefit)
Total, net of tax	$509
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(4,243)	(a)
Income tax expense (benefit)	(924)	Income tax expense (benefit)
Total, net of tax	$(3,319)
(a)    This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2020 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(640)	Cost of sales
Foreign currency forward contracts, before taxes	(794)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(1,419)
Income tax expense (benefit)	(306)	Income tax expense (benefit)
Total, net of tax	$(1,113)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,767)	(a)
Income tax expense (benefit)	(836)	Income tax expense (benefit)
Total, net of tax	$(2,931)
(a)    This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
7    INVESTMENTS
The Company's aggregate investment of $7.5 million, for an approximate 19% ownership interest, in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions, is accounted for under the fair value method in the consolidated financial statements.
The estimated fair value of the Company’s investment was $35.0 million as of March 31, 2021 and $34.6 million as of December 31, 2020. kaléo’s stock is not publicly traded. The ultimate value of the Company’s ownership interest in kaléo could be materially different from the estimated fair value and will ultimately be determined and realized only if and when a liquidity event occurs. Amounts recognized associated with the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the net sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") from ongoing operations by segment table in Note 11.

The Company estimated the fair value of its investment in kaléo at March 31, 2021 by: (i) computing the weighted average estimated enterprise value (“EV”) utilizing both the discounted cash flow method (the “DCF Method”) and the application of a market multiple to EBITDA (the “EBITDA Multiple Method”), (ii) applying adjustments for any surplus or deficient working capital and estimates of contingent liabilities, (iii) adding cash and cash equivalents, (iv) subtracting interest-bearing debt, (v) subtracting a private company liquidity discount estimated at approximately 20% at March 31, 2021 (versus 20% at both December 31, 2020 and March 31, 2020) of the net result of (i) through (iv), and (vi) applying liquidation preferences and fully diluted ownership percentages to the estimated equity value computed in (i) through (v).
The Company’s estimate of kaléo’s EV as of March 31, 2021 and December 31, 2020 was determined by weighting the EBITDA Multiple Method by 20% and the DCF Method by 80%. A heavier weighting towards the DCF Method was used since kaléo’s projections better reflect ongoing pricing pressures and expected changes in market access. The DCF Method projections rely on numerous assumptions and Level 3 inputs. In addition, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s discontinued Evzio business, which could have a material adverse effect on kaléo’s business that require assessment in any valuation method applied.
8    FINANCIAL INSTRUMENTS
Tredegar uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and exposure from currency volatility that exists as part of ongoing business operations in Flexible Packaging Films. These derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. The fair value of derivative instruments recorded on the consolidated balance sheets. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $10.4 million (10.5 million pounds of aluminum) at March 31, 2021 and $12.1 million (13.0 million pounds of aluminum) at December 31, 2020.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$2,413	Prepaid expenses and other	$1,560
Liability derivatives: Aluminum futures contracts	Accrued expenses	—	Accrued expenses	(22)
Net asset		$2,413		$1,538

In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real ("R$") is annual net costs of R$119 million.

Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,320	5.4765	R$7,229	Apr-21	73%
$1,285	5.4778	R$7,039	May-21	71%
$1,395	5.4882	R$7,656	Jun-21	77%
$1,450	5.4945	R$7,967	Jul-21	80%
$1,430	5.4993	R$7,864	Aug-21	79%
$1,520	5.5105	R$8,376	Sep-21	84%
$1,400	5.5100	R$7,714	Oct-21	78%
$1,495	5.5224	R$8,256	Nov-21	83%
$1,170	5.5060	R$6,442	Dec-21	65%
$12,465	5.4988	R$68,543		77%

These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.’s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. Pre-tax accumulated losses of $0.4 million related to the net fair value of the open forward contracts is reported in accumulated other comprehensive income (loss) as of March 31, 2021.
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$853
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(468)	Accrued expenses	(466)
Net asset (liability)		$(468)		$387

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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2021 and 2020 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended March 31,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2021	2020	2021		2020
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$1,515	$(1,594)	$—	$(1,283)	$—	$(4,824)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$640	$(640)	$17	$(2)	$15	$(794)

As of March 31, 2021, the Company expects $1.8 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2021 and 2020, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
9    PENSION AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsors a noncontributory defined benefit (pension) plan covering certain current and former U.S. employees. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the consolidated statements of income for the three months ended March 31, 2021 and 2020, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Service cost	$—	$—	$9	$9
Interest cost	2,102	2,535	50	60
Expected return on plan assets	(2,862)	(2,804)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	4,265	3,814	(24)	(47)
Net periodic benefit cost	$3,505	$3,545	$35	$22

Pension and other postretirement liabilities were $106.7 million and $111.3 million at March 31, 2021 and December 31, 2020, respectively ($0.7 million included in “Accrued expenses” at March 31, 2021 and December 31, 2020, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). As of December 31, 2020, the required minimum pension contributions were $11.7 million for 2021. The United States government enacted the American Rescue Plan Act of 2021 in March 2021, which, among other impacts, has reduced the Company's 2021 required minimum pension contributions to zero as a result of the Company's election of the interest rate relief used in the present value of the pension obligation and extension of the shortfall amortization period that is used to determine the minimum pension funding requirements.
Tredegar funds its other postretirement benefits on a claims-made basis; for 2021, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2020, or approximately $0.5 million.

10    OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended March 31,
(In thousands)	2021	2020
Gain (loss) on investment in kaléo accounted for under fair value method(b)	$718	$(26,100)
Transition service fees, net of corporate costs associated with the divested Personal Care business	304	—
COVID-19-related expenses, net of relief (a)	(19)	—
Other	(243)	(30)
Total	$760	$(26,130)
(a) Costs associated with operating under COVID-19 conditions include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.
(b) The gain in the first quarter of 2021 includes a $0.3 million dividend received from kaléo.

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

The following table presents net sales and EBITDA from ongoing operations by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net Sales
Aluminum Extrusions	$118,125	$117,887
PE Films	27,953	36,800
Flexible Packaging Films	32,521	30,574
Total net sales	178,599	185,261
Add back freight	6,223	6,875
Sales as shown in the consolidated statements of income	$184,822	$192,136
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$13,302	$11,677
Depreciation & amortization	(4,130)	(4,113)
EBIT	9,172	7,564
Plant shutdowns, asset impairments, restructurings and other	183	(688)
Goodwill impairment	—	(13,696)
PE Films:
Ongoing operations:
EBITDA	7,213	12,413
Depreciation & amortization	(1,420)	(1,494)
EBIT	5,793	10,919
Plant shutdowns, asset impairments, restructurings and other	(124)	(28)
Flexible Packaging Films:
Ongoing operations:
EBITDA	9,623	6,553
Depreciation & amortization	(466)	(428)
EBIT	9,157	6,125
Plant shutdowns, asset impairments, restructurings and other	(38)	—
Total	24,143	10,196
Interest income	7	27
Interest expense	822	555
Gain (loss) on investment in kaléo accounted for under fair value method	718	(26,100)
Stock option-based compensation costs	468	566
Corporate expenses, net	10,863	9,891
Income (loss) from continuing operations before income taxes	12,715	(26,889)
Income tax expense (benefit)	3,097	(6,226)
Income (loss) from continuing operations	9,618	(20,663)
Income (loss) from discontinued operations, net of tax	(587)	(1,658)
Net income (loss)	$9,031	$(22,321)

The following table presents identifiable assets by segment at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Aluminum Extrusions	$254,197	$244,560
PE Films	118,755	119,013
Flexible Packaging Films	59,680	66,453
Subtotal	432,632	430,026
General corporate	64,577	71,508
Cash and cash equivalents	21,859	11,846
Discontinued operations	3,436	1,490
Total	$522,504	$514,870

The following tables disaggregate the Company’s revenue by geographic area and product group for the three months ended March 31, 2021 and 2020:

Net Sales by Geographic Area (a)
	Three Months Ended March 31,
(In thousands)	2021	2020
United States	$132,897	$134,985
Exports from the United States to:
Asia	13,362	22,064
Latin America	1,102	986
Canada	5,434	4,629
Europe	955	1,317
Operations outside the United States:
Brazil	24,849	21,280
Total	$178,599	$185,261
(a) Export sales relate entirely to PE Films. Operations in Brazil are related to Flexible Packaging Films.

The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $6.9 million and $9.3 million in the first quarters of 2021 and 2020, respectively.

Net Sales by Product Group
	Three Months Ended March 31,
(In thousands)	2021	2020
Aluminum Extrusions:
Nonresidential building & construction	$57,229	$63,139
Consumer durables	13,152	12,549
Automotive	11,415	9,471
Residential building & construction	12,708	9,815
Electrical	7,180	7,239
Machinery & equipment	8,925	7,936
Distribution	7,516	7,738
Subtotal	118,125	117,887
PE Films:
Surface protection films	20,601	28,353
Packaging	7,352	6,769
LED lighting products	—	1,678
Subtotal	27,953	36,800
Flexible Packaging Films	32,521	30,574
Total	$178,599	$185,261

12    INCOME TAXES
Tredegar recorded tax expense of $3.1 million on pretax income from continuing operations of $12.7 million in the first three months of 2021. Therefore, the effective tax rate in the first three months of 2021 was 24.4%, compared to 23.2% in the first three months of 2020. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate and discrete items recorded during the first three months of the year.
The significant differences between the U.S. federal statutory rate and the effective income tax rate for the three months ended March 31, 2021 and 2020 are as follows:

(In thousands, except percentages)	2021		2020
Three Months Ended March 31,	Amount	%	Amount	%
Income tax (benefit) expense at federal statutory rate	$2,670	21.0%	$(5,647)	21.0%
Foreign rate differences	982	7.7%	1,027	(3.8)%
U.S. Tax on Foreign Branch Income	508	4.0%	702	(2.6)%
State taxes, net of federal income tax benefit	239	1.9%	(307)	1.1%
Stock-based compensation	191	1.5%	251	(0.9)%
Non-deductible expenses	155	1.2%	190	(0.7)%
Valuation allowance for capital loss carry-forwards	35	0.3%	40	(0.1)%
Changes in estimates related to prior year tax provision	—	—%	(601)	2.2%
Tax impact of dividend received	(33)	(0.3)%	—	—%
Research and development tax credit	(182)	(1.4)%	(205)	0.8%
Foreign tax incentives	(1,468)	(11.5)%	(1,676)	6.2%
Income tax expense (benefit) at effective income tax rate	$3,097	24.4%	$(6,226)	23.2%

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

The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 13-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $1.5 million and $1.7 million in the first three months of 2021 and 2020, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2017.
13    ACCOUNTS AND OTHER RECEIVABLES
As of March 31, 2021 and December 31, 2020, accounts receivable and other receivables include the following:

	March 31,	December 31,
(In thousands)	2021	2020
Customer receivables	$88,280	$85,274
Other receivables	2,174	3,850
Total accounts and other receivables	90,454	89,124
Less: Allowance for bad debts and sales returns	(2,806)	(2,797)
Total accounts and other receivables, net	$87,648	$86,327

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
•risks of doing business in countries outside the U.S. that affect our international operations;
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
•the impact of public health epidemics on employees, production and the global economy, such as the coronavirus ("COVID-19") pandemic;
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
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s 2020 Annual Report on Form 10-K (the “2020 Form 10-K”). Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC.

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
On October 30, 2020, the Company completed the sale of its personal care films business (“Personal Care Films”), which was part of its PE Films segment. The transaction excluded the packaging film lines and related operations located at the Pottsville, Pennsylvania manufacturing site, which are now being reported within the Surface Protection component of PE Films. All historical results for Personal Care Films have been presented as discontinued operations.
On December 31, 2020, the Company completed the sale of Bright View Technologies, which was part of its PE Films segment. The sale did not represent a strategic shift nor did it have a major effect on the Company's historical and ongoing operations, thus all financial information for Bright View Technologies has been presented in continuing operations.
First quarter 2021 net income from continuing operations was $9.6 million ($0.29 per diluted share) compared with net loss from continuing operations of $20.7 million ($0.62 per diluted share) in the first quarter of 2020.
First quarter 2021 results include:
•An after-tax gain on the Company’s investment in kaleo, Inc. (“kaléo”) of $0.3 million ($0.01 per share), which is accounted for under the fair value method (see Note 7 for more details).
First quarter 2020 results include:
•An after-tax loss on the Company’s investment in kaléo of $20.4 million ($0.61 per diluted share); and
•An impairment of the total goodwill balance of Aluminum Extrusions' reporting unit acquired in the AACOA acquisition in 2012 was recorded in the after-tax amount of $10.5 million ($0.32 per diluted share).
Other losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the three months ended March 31, 2021 and 2020, respectively. Losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations is the measure of profit and loss used by Tredegar’s chief operating decision maker ("CODM") for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) from continuing operations as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
EBIT (earnings before interest and taxes) from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company. It is not intended to represent the stand-alone results for Tredegar’s ongoing operations under generally accepted accounting standards in the United States ("GAAP") and should not be considered as an alternative to net income as defined by GAAP. EBIT is a widely understood and utilized metric that is meaningful to certain investors. We believe that including this financial metric in the reconciliation of management’s performance metric, EBITDA from ongoing operations, provides useful information to those investors that primarily utilize EBIT to analyze the Company’s core operations.
THE IMPACT OF COVID-19 AND RELATED FINANCIAL CONSIDERATIONS
Essential Business and Employee Considerations
The Company’s priorities during the COVID-19 continue to be to protect the health and safety of employees while keeping its manufacturing sites open due to the essential nature of many of its products. The Company has continued to manufacture the full range of products at its facilities.
The Company’s protocols to protect the health and well-being of its employees from COVID-19 continue to develop as COVID-19 informed work practices evolve and the Company responds to recommended and mandated actions of government and health authorities. In addition, to facilitate a return to fully functional operations, the Company has undertaken an education campaign to provide employees with the most accurate and up-to-date information available, particularly from the Centers for Disease Control (“CDC”), the Office of the Surgeon General and state and local health departments. The Company believes that these efforts are encouraging employees to receive a vaccine when they are eligible.
Bonnell Aluminum is experiencing higher than normal absenteeism and hiring difficulties, which it attributes to COVID-19-related factors. Bonnell Aluminum attempts to match its direct labor with demand and is facing difficulty maintaining sufficient labor to meet desired shipment levels.
All three business units are successfully managing through supply chain disruptions, including raw material shortages in aluminum and plastic resin and transportation delays.
Financial Considerations
Approximately 62% of Bonnell Aluminum’s sales volume in 2020 was related to building and construction (“B&C”) markets (non-residential B&C of 55% and residential B&C of 7%). Bonnell Aluminum continued to experience weakness in non-residential B&C during the first quarter of 2021 with related volume declining 15.1% versus the first quarter of last year. The decline in non-residential B&C volume started in the fourth quarter of 2020 after the fulfillment of contracts that existed at the start of the COVID-19 pandemic. In addition, a portion of the non-residential B&C volume decline was due to pandemic-related production inefficiencies, labor constraints and severe weather in the Southeastern United States. However, Bonnell Aluminum's performance to date during the COVID-19 environment has exceeded the Company's expectations, with current bookings and backlog at record high levels.
Demand has also remained strong during the COVID-19 pandemic for the Company’s flexible food packaging films produced by Terphane. The Surface Protection component of PE Films had record EBITDA from ongoing operations in 2020 but is now experiencing a decline in volume related to a previously disclosed customer product transition and the timing of customer orders. See the PE Films section below for further discussion.

OPERATIONS REVIEW
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2021	2020
Sales volume (lbs)	44,365	47,317	(6.2)%
Net sales	$118,125	$117,887	0.2%
Ongoing operations:
EBITDA	$13,302	$11,677	13.9%
Depreciation & amortization	$(4,130)	$(4,113)	(0.4)%
EBIT*	$9,172	$7,564	21.3%
Capital expenditures	$2,447	$1,574
*See the table in Note 11, "Business Segments," of this Form 10-Q ("Note 11") for a reconciliation of this non-GAAP measure to GAAP.
First Quarter 2021 Results vs. First Quarter 2020 Results
Net sales (sales less freight) in the first quarter of 2021 were relatively flat versus the first quarter of 2020 despite lower volume, primarily due to the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs. Sales volume in the first quarter of 2021 decreased by 6.2% versus the first quarter of 2020. Sales volume associated with non-residential B&C markets, which represented 55% of volume in 2020, declined 15.1% in the first quarter of 2021 versus the first quarter of 2020. Sales volume associated with specialty markets, which represented 31% of total volume in 2020, decreased 2.3% in the first quarter of 2021, and sales volume associated with the automotive market, which represented 9% of total volume in 2020, increased 8.0%. See “The Impact of COVID-19 and Related Financial Considerations” section for more information on business conditions.

EBITDA from ongoing operations in the first quarter of 2021 increased by $1.6 million in comparison to the first quarter of 2020, including a $2.3 million favorable variance from the timing of the flow through of aluminum raw materials costs under the first-in first-out (“FIFO”) inventory method. This favorable FIFO variance was due to aluminum raw materials previously acquired at lower prices in a quickly rising pricing environment driving a benefit of $1.0 million in the first quarter of 2021 versus a charge of $1.3 million in the first quarter of 2020. In addition, higher pricing ($0.8 million) and lower general, sales and administrative expenses ($0.8 million) were more than offset by lower volume ($1.4 million) and higher labor and other operating costs ($1.0 million).
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $21 million in 2021, including $3 million for infrastructure upgrades at the Carthage, Tennessee and Newnan, Georgia facilities, $3 million for a roof replacement at the Elkhart, Indiana site and $4 million for strategic projects. In addition, approximately $11 million will be required to support continuity of current operations. Depreciation expense is projected to be $15 million in 2021. Amortization expense is projected to be $2 million in 2021.
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2021	2020
Sales volume (lbs)	10,244	12,178	(15.9)%
Net sales	$27,953	$36,800	(24.0)%
Ongoing operations:
EBITDA	$7,213	$12,413	(41.9)%
Depreciation & amortization	$(1,420)	$(1,494)	5.0%
EBIT*	$5,793	$10,919	(46.9)%
Capital expenditures	$1,233	$1,621
* See the table in Note 11 for a reconciliation of this non-GAAP measure to GAAP.
First Quarter 2021 Results vs. First Quarter 2020 Results
Net sales declined by $8.8 million in the first quarter of 2021 versus the first quarter of 2020 primarily due to lower volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection.
EBITDA from ongoing operations in the first quarter of 2021 decreased by $5.2 million versus the first quarter of 2020, primarily due to lower sales associated with the customer product transitions in Surface Protection ($5.8 million) and higher other operating costs ($0.3 million), partially offset by higher sales of products unrelated to the customer product transitions ($0.9 million).
Customer Product Transitions in Surface Protection
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation processes and then discarded.
The Company previously reported the risk that a portion of its film products used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. These transitions principally relate to one customer. The Company believes that previously reported delays in this customer's transitions were recently resolved by the customer and much of the remaining transitions are expected to occur by the end of 2021. Under this scenario, the Company estimates that the contribution to EBITDA from ongoing operations for PE Films could decline due to the remaining customer product transitions by $18 million in 2021 versus 2020 (of which approximately $5.8 million occurred during the first quarter of 2021) and $4 million in 2022 versus 2021. To offset the expected adverse impact, the Company is aggressively pursuing and making progress in generating contribution from sales from new surface protection products, applications and customers and implementing cost savings measures. Annual contribution to EBITDA from ongoing operations for PE Films on surface protection products unrelated to the customer product transitions increased by approximately $12 million during the past two years.

Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $4 million in 2021, including $2 million for productivity projects and $2 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $6 million in 2021. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2021	2020
Sales volume (lbs)	27,408	25,779	6.3%
Net sales	$32,521	$30,574	6.4%
Ongoing operations:
EBITDA	$9,623	$6,553	46.8%
Depreciation & amortization	$(466)	$(428)	(8.9)%
EBIT*	$9,157	$6,125	49.5%
Capital expenditures	$1,271	$848
* See the table in Note 11 for a reconciliation of this non-GAAP measure to GAAP.
First Quarter 2021 Results vs. First Quarter 2020 Results
Net sales in the first quarter of 2021 increased 6.4% compared to the first quarter of 2020 primarily due to higher sales volume and favorable product mix, partially offset by lower selling prices from the pass-through of lower resin costs.
EBITDA from ongoing operations in the first quarter of 2021 increased by $3.1 million versus the first quarter of 2020 primarily due to:
•Lower raw material costs, net of lower selling prices ($0.9 million), higher sales volume ($0.8 million), and favorable product mix ($1.1 million), partially offset by unfavorable absorption of fixed costs ($1.1 million);
•Net favorable foreign currency translation of Real-denominated operating costs ($1.0 million); and
•Foreign currency transaction gains of $0.4 million in 2021 versus gains of $0.1 million in 2020.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $9 million in 2021, including $5 million for new capacity for value-added products and productivity projects, and $4 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $2 million in 2021. Amortization expense is projected to be $0.4 million in 2021.
Corporate Expenses, Interest, Taxes & Other
Corporate expenses, net, increased in the first three months of 2021 versus the first three months of 2020 primarily due to higher employee-related compensation ($0.9 million) and higher stock compensation expense ($1.1 million), partially offset by lower professional fees ($1.0 million) related to remediation activities of previously disclosed material weaknesses in the Company’s internal control over financial reporting and business development activities.
Interest expense was $0.8 million in the first three months of 2021 in comparison to $0.6 million in the first three months of 2020, primarily due to higher average debt levels.
The effective tax rate used to compute income taxes for continuing operations in the first three months of 2021 was 24.4%, compared to 23.2% in the first three months of 2020. The differences between the U.S. federal statutory rate and the effective tax rate for the first three months of 2021 and 2020 are shown in the table provided in Note 12.
Pension expense was $3.5 million in both the first three months of 2021 and the first three months of 2020. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and EBITDA from ongoing operations by segment table. Pension expense is projected to be $14 million in 2021, which is determined at the beginning of the year based on the funded status of the Company’s defined benefit pension plan and actuarial assumptions at that time. Tredegar’s frozen defined benefit pension plan was underfunded on a GAAP basis by $103 million at December 31, 2020, comprised of investments at fair value of $233 million and a projected benefit obligation (“PBO”) of $336 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though these values change daily. The Company estimates that changes to the values of pension plan assets and liabilities resulted in a decrease in the underfunding from $103 million at December 31, 2020 to approximately $70 million at March 31, 2021.
Tredegar owns approximately 19% of kaléo, which makes and sells an epinephrine delivery device under the name AUVI-Q®. The Company accounts for its investment in kaléo on a fair value method. The Company’s estimate of the fair value of its interest in kaléo at March 31, 2021 was $35.0 million ($30.0 million after taxes), essentially unchanged from the balance at December 31, 2020 of $34.6 million ($29.7 million after taxes). kaléo’s stock is not publicly traded. The ultimate value of the Company’s ownership interest in kaléo could be materially different from the estimated fair value and will ultimately be determined and realized only if and when a liquidity event occurs.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with GAAP. The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2020 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2020, there have been no changes in these policies that have had a material impact on results of operations or financial position. For more information on new accounting pronouncements, see Note 1.
Results of Operations
First Quarter of 2021 Compared with the First Quarter of 2020
Sales in the first quarter of 2021 decreased by 3.8% compared with the first quarter of 2020. Net sales were essentially flat in Aluminum Extrusions as lower sales volume was primarily offset by the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs. Net sales decreased 24.0% in PE Films primarily due to lower volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection. Net sales in Flexible Packaging Films increased 6.4% primarily due to higher sales volume and favorable product mix, partially offset by lower selling prices from the pass-through of lower resin costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 20.2% in the first quarter of 2021 compared to 20.9% in the first quarter of 2020. The gross profit margin in Aluminum Extrusions increased primarily due to higher average selling prices and favorable FIFO variance in the first quarter of 2021 due to aluminum raw materials previously acquired at lower prices. The gross profit margin in PE Films decreased primarily due to lower volume and unfavorable mix associated with the customer product transitions in Surface Protection. The gross profit margin in Flexible Packaging Films increased due to higher sales volume, lower raw material costs and favorable product mix.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 10.9% in the first quarter of 2021, compared with 11.6% in the first quarter of last year. The lower SG&A percentage is primarily attributable to lower professional fees associated with business development activities and the remediation activities relating to the Company’s material weaknesses in internal control over financial reporting and net favorable foreign currency translation of Real-denominated operating costs.

Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first quarters of 2021 and 2020 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Three Months Ended March 31,
($ in millions)	2021	2020
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP feasibility study[1]	$—	$0.7
COVID-19-related expenses, net of relief[2]	(0.2)	—
Total for Aluminum Extrusions	$(0.2)	$0.7
PE Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[2]	$0.2	$—
Total for PE Films	$0.2	$—
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Maintenance costs associated with held-for-sale assets	$0.2	$—
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; and business development activities[1]	1.0	1.8
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	0.1	0.2
Stock compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	0.4	—
Transition service fees, net of corporate costs associated with the divested Personal Care business[2]	(0.3)	—
Total for Corporate	$1.4	$2.0
1. Included in “Selling, R&D and general expenses” in the consolidated statements of income. 2. Included in “Other income (expense), net” in the consolidated statements of income.

Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$138.1	$43.2
Average interest rate	1.7%	3.3%

Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from continuing operations from December 31, 2020 to March 31, 2021 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
•Accounts and other receivables increased $1.3 million (1.5%).
◦Accounts and other receivables in Aluminum Extrusions increased by $4.2 million primarily due to higher selling prices from the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 46.4 days for the 12 months ended March 31, 2021 and 47.5 days for the 12 months ended December 31, 2020.
◦Accounts and other receivables in PE Films increased by $0.4 million due to higher selling prices of packaging products as a result of the pass-through of increased resin costs, which were offset by lower sales volume in Surface Protection. DSO was approximately 30.3 days for the 12 months ended March 31, 2021 and 30.2 days for the 12 months ended December 31, 2020.
◦Accounts and other receivables in Flexible Packaging Films decreased by $2.8 million primarily due to higher sales volume to customers that have shorter payment terms. DSO was approximately 38.9 days for the 12 months ended March 31, 2021 and 41.0 days for the 12 months ended December 31, 2020.
•Inventories increased $4.2 million (6.3%).
◦Inventories in Aluminum Extrusions increased by $4.5 million due to higher average aluminum prices and the impact of COVID-19-related operational and production inefficiencies on the timing of shipments. DIO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 40.5 days for the 12 months ended March 31, 2021 and 39.3 days for the 12 months ended December 31, 2020.
◦Inventories in PE Films increased by $0.7 million primarily due to increased resin costs. DIO was approximately 65.0 days for the 12 months ended March 31, 2021 and 59.2 days for the 12 months ended December 31, 2020.
◦Inventories in Flexible Packaging Films decreased by approximately $1.1 million primarily due to higher than anticipated sales volume. DIO was approximately 88.4 days for the 12 months ended March 31, 2021 and 89.4 days for the 12 months ended December 31, 2020.
•Net property, plant and equipment decreased $0.9 million (0.6%) primarily due to depreciation expenses of $5.5 million and a reduction from the effect of changes in foreign exchange rates of $1.5 million, partially offset by capital expenditures of $5.3 million.
•Identifiable intangible assets, net decreased by $0.8 million (4.3%) primarily due to amortization expense of $0.7 million.
•Accounts payable increased $4.8 million (5.3%).
◦Accounts payable in Aluminum Extrusions increased by $6.2 million primarily due to higher average aluminum prices and favorable payment terms with certain vendors. DPO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of accounts payable balances) was approximately 54.3 days for the 12 months ended March 31, 2021 and 53.1 days for the 12 months ended December 31, 2020.
◦Accounts payable in PE Films decreased by $0.3 million primarily due to the timing of payments. DPO was approximately 36.0 days for the 12 months ended March 31, 2021 and 36.8 days for the 12 months ended December 31, 2020.
◦Accounts payable in Flexible Packaging Films decreased $0.8 million due to lower raw material purchases partially offset by favorable payment terms with certain vendors. DPO was approximately 62.2 days for the 12 months ended March 31, 2021 and 61.7 days for the 12 months ended December 31, 2020.
Net cash provided by operating activities was $9.9 million in the first three months of 2021 compared to $15.1 million in the first three months of 2020. The decrease is primarily due to lower income tax refunds received in 2021 versus 2020 ($3.0 million), higher pension and postretirement benefit plan contributions ($1.9 million), and lower net working capital ($0.8 million).
Net cash used in investing activities increased during the first three months of 2021 compared to the first three months of 2020 due to higher capital expenditure spending of $0.4 million.

Net cash provided by financing activities of $5.9 million in the first three months of 2021 included net borrowings of $9.0 million under the Credit Agreement (as defined below) and the payment of regular quarterly dividends of $4.0 million. Cash used in financing activities of $3.6 million in the first three months of 2020 was primarily related to net borrowings of $1.0 million under the Credit Agreement and the payment of regular quarterly dividends of $4.0 million.
On December 1, 2020, Tredegar entered in an amendment (“Amendment No. 1”) to its five-year secured revolving credit agreement (the “Credit Agreement”) amending, among other material terms, the aggregate borrowings available under the facility from $500 million to $375 million.
Net capitalization and indebtedness as defined under the Credit Agreement as of March 31, 2021 were as follows:

Net Capitalization and Indebtedness as of March 31, 2021
(In thousands)
Net capitalization:
Cash and cash equivalents	$21,859
Debt:
Credit Agreement	143,000
Debt, net of cash and cash equivalents	121,141
Shareholders’ equity	115,987
Net capitalization	$237,128
Indebtedness as defined in Credit Agreement:
Total debt	$143,000
Indebtedness	$143,000

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

At March 31, 2021, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 162.5 basis points.
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
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At March 31, 2021, based upon the most restrictive covenant within the Credit Agreement, available credit under the Credit Agreement was approximately $232 million. Total debt outstanding was $143 million and $134 million as of March 31, 2021 and December 31, 2020, respectively.
Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA and the leverage ratio and interest coverage ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA and Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended March 31, 2021 (In Thousands)
Computation of Credit EBITDA for the twelve months ended March 31, 2021:
Net income (loss)	$(44,092)
Plus:
After-tax losses related to discontinued operations	57,540
Total income tax expense for continuing operations	1,110
Interest expense	2,854
Depreciation and amortization expense for continuing operations	26,547
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	12,682
Charges related to stock option grants and awards accounted for under the fair value-based method	2,063
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	34,082
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(24)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	318
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	—
Credit EBITDA as defined in Credit Agreement	$93,080
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at March 31, 2021:
Leverage ratio (indebtedness-to-Credit EBITDA)	1.54x
Interest coverage ratio (Credit EBITDA-to-interest expense)	32.61x
Most restrictive covenants as defined in the Credit Agreement:
Available balance of maximum permitted aggregate amount of dividends that can be paid by Tredegar during the remaining term of the Credit Agreement, subsequent to Amendment No. 1 ($75,000 minus $8,042 of dividends paid after December 1, 2020)	66,958
Maximum leverage ratio permitted	4.00x
Minimum interest coverage ratio permitted	3.00x

Tredegar was in compliance with all of its debt covenants as of March 31, 2021. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.
At March 31, 2021, the Company had cash and cash equivalents of $21.9 million, including cash and cash equivalents held by locations outside the U.S. of $10.1 million.

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

The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. Selling prices to customers are set considering numerous factors, including the expected volatility of resin prices. In certain situations, PE Films has index-based pass-through raw material cost arrangements with customers. However, under certain agreements, changes in resin prices are not passed through for a period of 90 days. Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.
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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first three months of 2021 and 2020 are as follows:

Tredegar Corporation Percentage of Net Sales Related to Foreign Markets*
	Three Months Ended March 31,
	2021		2020
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	3%	—%	2%	—%
Europe	1	—	1	—
Latin America	1	14	1	11
Asia	7	—	12	—
Total	12%	14%	16%	11%
* The percentages for foreign markets are relative to Tredegar’s consolidated net sales.
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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had an unfavorable impact on EBITDA from ongoing operations in PE Films of $0.1 million in the first quarter of 2021 compared with the first quarter of 2020.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of March 31, 2021, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management concluded, as disclosed in the 2020 Form 10-K, that the Company’s internal control over financial reporting was not effective as of December 31, 2020, because of the material weaknesses in internal control over financial reporting discussed below.
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
The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2020 consolidated financial statements included in the 2020 Form 10-K, expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting.
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
To remediate the material weaknesses described above, the Company is pursuing the six remediation steps identified in the Company’s 2018 Annual Report on Form 10-K. To date, the Company has accomplished the following as part of those remediation steps:

a.Identified material processes and significant locations for the purpose of identifying risks of material misstatement to the Company’s financial statements,
b.Conducted interviews with relevant parties to ensure an understanding of the activities involved in the recording of transactions within material processes,
c.Substantially completed a comprehensive review and update, as necessary, of the documentation of relevant processes with respect to the Company’s internal control over financial reporting,
d.Documented significant elements of a comprehensive risk assessment and internal control gap analysis and commenced the validation thereof with key stakeholders,
e.Commenced the design of certain new or redesigned internal controls, and
f.Commenced the design and implementation of internal controls for certain processes within its Aluminum Extrusions business, its PE Films business, its Flexible Packaging business, and its corporate functions.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the second quarter of 2019. During the quarter ended March 31, 2021, the Company, with the assistance of its outside consultant, continued the design and implementation of internal controls for certain processes within its Aluminum Extrusions business, its PE Films business, its Flexible Packaging business and its corporate function. Except as noted above with respect to the implementation of the remediation plan, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1A.    Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2020 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our risk factors previously disclosed in the 2020 Form 10-K.
Item 6.    Exhibits.

31.1
Certification of President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Executive Vice President and Chief Financial Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document and Related Items.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	May 7, 2021	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2021	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)