Form 10-Q
period 2021-06-30
TREDEGAR CORP
filed 2021-08-06
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of July 30, 2021: 33,727,317

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$18,298	$11,846
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,848 in 2021 and $2,797 in 2020	99,652	86,327
Income taxes recoverable	141	2,807
Inventories	81,161	66,437
Prepaid expenses and other	15,219	19,679
Current assets of discontinued operations	151	1,339
Total current assets	214,622	188,435
Property, plant and equipment, at cost	488,580	475,619
Less accumulated depreciation	(320,023)	(309,074)
Net property, plant and equipment	168,557	166,545
Right-of-use leased assets	14,973	16,037
Investment in kaléo (cost basis of $7,500)	35,200	34,600
Identifiable intangible assets, net	17,408	18,820
Goodwill	67,708	67,708
Deferred income taxes	14,205	19,068
Other assets	2,691	3,506
Non-current assets of discontinued operations	151	151
Total assets	$535,515	$514,870
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$113,202	$89,702
Accrued expenses	33,272	40,741
Lease liability, short-term	2,078	2,082
Income taxes payable	767	706
Current liabilities of discontinued operations	1,033	7,521
Total current liabilities	150,352	140,752
Lease liability, long-term	13,904	14,949
Long-term debt	117,000	134,000
Pension and other postretirement benefit obligations, net	105,161	110,585
Other non-current liabilities	5,758	5,529
Total liabilities	392,175	405,815
Shareholders’ equity:
Common stock, no par value (issued and outstanding 33,713,597 shares at June 30, 2021 and 33,457,176 shares at December 31, 2020)	52,940	50,066
Common stock held in trust for savings restoration plan (106,479 shares at June 30, 2021 and 105,067 shares at December 31, 2020)	(2,109)	(2,087)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(82,804)	(84,149)
Gain (loss) on derivative financial instruments	3,496	2,264
Pension and other postretirement benefit adjustments	(89,882)	(96,519)
Retained earnings	261,699	239,480
Total shareholders’ equity	143,340	109,055
Total liabilities and shareholders’ equity	$535,515	$514,870
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues and other items:
Sales	$211,129	$186,259	$395,951	$378,396
Other income (expense), net	8,122	168	8,882	(25,964)
	219,251	186,427	404,833	352,432
Costs and expenses:
Cost of goods sold	158,692	134,035	299,977	279,204
Freight	7,044	5,894	13,267	12,769
Selling, general and administrative	20,275	21,190	38,659	41,234
Research and development	1,436	2,237	3,157	4,407
Amortization of identifiable intangibles	723	753	1,446	1,511
Pension and postretirement benefits	3,540	3,567	7,080	7,134
Interest expense	891	549	1,713	1,104
Asset impairments and costs associated with exit and disposal activities, net of adjustments	199	10	368	71
Goodwill impairment	—	—	—	13,696
Total	192,800	168,235	365,667	361,130
Income (loss) from continuing operations before income taxes	26,451	18,192	39,166	(8,698)
Income tax expense (benefit)	5,723	3,860	8,820	(2,366)
Net income (loss) from continuing operations	20,728	14,332	30,346	(6,332)
Income (loss) from discontinued operations, net of tax	508	(3,136)	(79)	(4,794)
Net income (loss)	$21,236	$11,196	$30,267	$(11,126)

Earnings (loss) per share:
Basic:
Continuing operations	$0.62	$0.43	$0.91	$(0.19)
Discontinued operations	0.02	(0.10)	—	(0.14)
Basic earnings (loss) per share	$0.64	$0.33	$0.91	$(0.33)
Diluted:
Continuing operations	$0.61	$0.43	$0.90	$(0.19)
Discontinued operations	0.02	(0.10)	—	(0.14)
Diluted earnings (loss) per share	$0.63	$0.33	$0.90	$(0.33)
Shares used to compute earnings (loss) per share:
Basic	33,594	33,435	33,500	33,374
Diluted	33,740	33,436	33,692	33,374
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$21,236	$11,196
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax of $463 in 2021 and net of tax of $177 in 2020)	3,993	(474)
Derivative financial instruments adjustment (net of tax of $547 in 2021 and net of tax of $339 in 2020)	1,468	1,258
Amortization of prior service costs and net gains or losses (net of tax of $922 in 2021 and net of tax of $835 in 2020)	3,318	2,931
Other comprehensive income (loss)	8,779	3,715
Comprehensive income (loss)	$30,015	$14,911

	Six Months Ended June 30,
	2021	2020
Net income (loss)	$30,267	$(11,126)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax of $191 in 2021 and net of tax benefit of $1,106 in 2020)	1,345	(12,003)
Derivative financial instruments adjustment (net of tax of $359 in 2021 and net of tax benefit of $887 in 2020)	1,232	(2,517)
Amortization of prior service costs and net gains or losses (net of tax of $1,846 in 2021 and net of tax of $1,671 in 2020)	6,637	5,862
Other comprehensive income (loss)	9,214	(8,658)
Comprehensive income (loss)	$39,481	$(19,784)
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$30,267	$(11,126)
Adjustments for noncash items:
Depreciation	10,875	15,357
Amortization of identifiable intangibles	1,446	1,511
Reduction of right-of-use lease asset	1,066	1,402
Goodwill impairment	—	13,696
Deferred income taxes	2,477	(8,461)
Accrued pension and post-retirement benefits	7,080	7,134
Stock-based compensation expense	2,444	2,520
(Gain) loss on investment in kaléo accounted for under the fair value method	(600)	24,800
Changes in assets and liabilities:
Accounts and other receivables	(12,840)	2,303
Inventories	(14,020)	(8,515)
Income taxes recoverable/payable	2,680	8,799
Prepaid expenses and other	7,267	(1,912)
Accounts payable and accrued expenses	8,040	(6,936)
Lease liability	(1,051)	(1,496)
Pension and postretirement benefit plan contributions	(4,020)	(2,130)
Other, net	396	(884)
Net cash provided by operating activities	41,507	36,062
Cash flows from investing activities:
Capital expenditures	(11,324)	(8,806)
Net cash used in investing activities	(11,324)	(8,806)
Cash flows from financing activities:
Borrowings	34,000	25,000
Debt principal payments	(51,000)	(33,000)
Dividends paid	(8,070)	(8,025)
Other	915	(586)
Net cash used in financing activities	(24,155)	(16,611)
Effect of exchange rate changes on cash	424	(2,137)
Increase in cash & cash equivalents	6,452	8,508
Cash and cash equivalents at beginning of period	11,846	31,422
Cash and cash equivalents at end of period	$18,298	$39,930
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2021:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance April 1, 2021	$51,557	$244,496	$(2,097)	$(86,797)	$2,028	$(93,200)	$115,987
Net income (loss)	—	21,236	—	—	—	—	21,236
Foreign currency translation adjustment (net of tax of $463)	—	—	—	3,993	—	—	3,993
Derivative financial instruments adjustment (net of tax of $547)	—	—	—	—	1,468	—	1,468
Amortization of prior service costs and net gains or losses (net of tax of $922)	—	—	—	—	—	3,318	3,318
Cash dividends declared ($0.12 per share)	—	(4,045)	—	—	—	—	(4,045)
Stock-based compensation expense	1,383	—	—	—	—	—	1,383
Tredegar common stock purchased by trust for savings restoration plan	—	12	(12)	—	—	—	—
Balance June 30, 2021	$52,940	$261,699	$(2,109)	$(82,804)	$3,496	$(89,882)	$143,340

The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2021:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance January 1, 2021	$50,066	$239,480	$(2,087)	$(84,149)	$2,264	$(96,519)	$109,055
Net income (loss)	—	30,267	—	—	—	—	30,267
Foreign currency translation adjustment (net of tax of $191)	—	—	—	1,345	—	—	1,345
Derivative financial instruments adjustment (net of tax of $359)	—	—	—	—	1,232	—	1,232
Amortization of prior service costs and net gains or losses (net of tax of $1,846)	—	—	—	—	—	6,637	6,637
Cash dividends declared ($0.24 per share)	—	(8,070)	—	—	—	—	(8,070)
Stock-based compensation expense	1,959	—	—	—	—	—	1,959
Issued upon exercise of stock options	915	—	—	—	—	—	915
Tredegar common stock purchased by trust for savings restoration plan	—	22	(22)	—	—	—	—
Balance June 30, 2021	$52,940	$261,699	$(2,109)	$(82,804)	$3,496	$(89,882)	$143,340

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance April 1, 2020	$46,054	$504,161	$(1,601)	$(112,192)	$(5,082)	$(92,750)	$338,590
Net income (loss)	—	11,196	—	—	—	—	11,196
Foreign currency translation adjustment (net of tax of $177)	—	—	—	(474)	—	—	(474)
Derivative financial instruments adjustment (net of tax of $339)	—	—	—	—	1,258	—	1,258
Amortization of prior service costs and net gains or losses (net of tax of $835)	—	—	—	—	—	2,931	2,931
Cash dividends declared ($0.12 per share)	—	(4,021)	—	—	—	—	(4,021)
Stock-based compensation expense	1,394	—	—	—	—	—	1,394
Tredegar common stock purchased by trust for savings restoration plan	—	9	(9)	—	—	—	—
Balance June 30, 2020	$47,448	$511,345	$(1,610)	$(112,666)	$(3,824)	$(89,819)	$350,874

The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2020	$45,514	$530,478	$(1,592)	$(100,663)	$(1,307)	$(95,681)	$376,749
Net income (loss)	—	(11,126)	—	—	—	—	(11,126)
Foreign currency translation adjustment (net of tax benefit of $1,106)	—	—	—	(12,003)	—	—	(12,003)
Derivative financial instruments adjustment (net of tax benefit of $887)	—	—	—	—	(2,517)	—	(2,517)
Amortization of prior service costs and net gains or losses (net of tax of $1,671)	—	—	—	—	—	5,862	5,862
Cash dividends declared ($0.24 per share)	—	(8,025)	—	—	—	—	(8,025)
Stock-based compensation expense	2,520	—	—	—	—	—	2,520
Repurchase of employee common stock for tax withholdings	(586)	—	—	—	—	—	(586)
Tredegar common stock purchased by trust for savings restoration plan	—	18	(18)	—	—	—	—
Balance at June 30, 2020	$47,448	$511,345	$(1,610)	$(112,666)	$(3,824)	$(89,819)	$350,874
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1    BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2021, the consolidated results of operations for the three and six months ended June 30, 2021 and 2020, the consolidated cash flows for the six months ended June 30, 2021 and 2020, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2021 and 2020, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal second quarter for 2021 and 2020 for this segment references 13-week periods ended June 27, 2021 and June 28, 2020, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. There was no intercompany funding with Aluminum Extrusions between June 27, 2021 and June 30, 2021. As of December 31, 2020, the Company’s cash and cash equivalents declined by $3.8 million since the Company made payments to the Aluminum Extrusions segment to fund its working capital during the intervening period.
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
The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Adopted:
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2019-12, which simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. In the first quarter of 2021, the Company adopted ASU 2019-12, which did not have a material impact on the Company's consolidated financial statements.
2    DIVESTITURES AND ASSETS HELD FOR SALE
Divestitures
Personal Care Films
In 2020, the Company completed the sale of Personal Care Films for an aggregate purchase price of $60.5 million, subject to customary adjustments. The Company agreed to provide certain transition services related to finance, human resources and information technology ("IT") that ended during the second quarter of 2021, resulting in final cash proceeds of $64.1 million. Personal Care Films was previously reported in the PE Films segment.

The following table summarizes the financial results of discontinued operations reflected in the consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues and other items:
Sales	$—	$32,378	$—	$68,544
Other income (expense), net	—	(180)	—	(261)
	—	32,198	—	68,283
Costs and expenses:
Cost of goods sold	—	27,785	—	57,927
Freight	—	1,570	—	3,275
Selling, general and administrative	169	4,022	1,219	7,147
Research and development	—	2,628	—	5,313
Asset impairments and costs associated with exit and disposal activities, net of adjustments	—	126	—	526
Adjustment to the fair value estimates used in the disposal of Personal Care Films(a)	(819)	—	(1,118)	—
Total	(650)	36,131	101	74,188
Income (loss) from discontinued operations before income taxes	650	(3,933)	(101)	(5,905)
Income tax expense (benefit)	142	(797)	(22)	(1,111)
Income (loss) from discontinued operations, net of tax	$508	$(3,136)	$(79)	$(4,794)
(a) Represents a net increase to the estimated fair value of Personal Care Films primarily due to lower costs associated with IT transition-related services to provide the seller developed assets, which did not exist at the time of the sale, to support the seller's IT infrastructure.

The assets and liabilities of the discontinued operations reflected in the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively, were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Assets
Prepaid expenses and other (a)	$151	$1,339
Other non-current assets	151	151
Total assets of discontinued operations	$302	$1,490

Liabilities
Accrued expenses (a)	$1,033	$7,521
(a) The consolidated balance sheet of discontinued operations as of June 30, 2021 includes $0.2 million of other receivables related to the settlement of customary post-closing adjustments, accrued severance of $0.6 million, and other miscellaneous accrued expenses of $0.4 million. The consolidated balance sheet of discontinued operations as of December 31, 2020 includes $0.4 million of other receivables related to the settlement of customary post-closing adjustments, deferred assets of $0.9 million and deferred obligations of $5.3 million related to transition services, accrued severance of $2.1 million, and other miscellaneous accrued expenses of $0.2 million.

The following table provides significant operating and investing cash flow information for discontinued operations:

	Six Months Ended June 30,
(In thousands)	2021	2020
Operating activities
Depreciation and amortization	$—	$4,394
Asset impairment	—	334
Other	(1,118)	—
Total	(1,118)	4,728
Investing activities
Capital expenditures	$—	$(1,482)

Assets Held For Sale
In July 2019, the Company committed to a plan to close its manufacturing facility in Lake Zurich, Illinois, which historically was reported by the Company within the Personal Care Films component of its PE Films segment. During the third quarter of 2020, the held for sale criteria was met since the Company expected the sale of the facility to be completed within one year. The disposal group carrying value of $4.6 million consists of land, building, and building improvements and is reported in "Prepaid expenses and other" in the consolidated balance sheet. These assets were not included as part of the sale of Personal Care Films.
3    LONG-LIVED ASSETS & GOODWILL IMPAIRMENT
The Company assesses its long-lived assets for impairment when events and circumstances indicate that the carrying amount of the assets may not be recoverable. Long-lived assets consist primarily of buildings, machinery and equipment. During the three months ended June 30, 2021, the Company did not identify any indicators of impairment for long-lived assets.
The Company annually assesses goodwill for impairment on December 1st of each year or more frequently when events or circumstances indicate that the carrying amount of a reporting unit that includes goodwill exceeds its fair value. The Company evaluated whether triggering events occurred during the three months ended June 30, 2021 and 2020 for all reporting units that include goodwill and determined no events or circumstances existed that indicated the fair value of the reporting units are below their carrying amounts.
During the first three months of 2020, the Company determined that trigger events did occur for the Aluminum Extrusions’ reporting units created as a result of acquisitions in 2012 (“AACOA”) and in 2017 (“Futura”). As a result of the impairment testing performed, the Company recognized a goodwill impairment charge of $13.7 million ($10.5 million after taxes), which represented the entire amount of goodwill associated with the AACOA reporting unit. No impairment was identified for Futura.
The Company continues to monitor developments related to the coronavirus ("COVID-19") pandemic and may perform updated analyses during 2021 as necessary.
4    INVENTORIES
The components of inventories are as follows:

(In thousands)	June 30, 2021	December 31, 2020
Finished goods	$20,378	$15,251
Work-in-process	12,271	9,098
Raw materials	29,774	25,913
Stores, supplies and other	18,738	16,175
Total	$81,161	$66,437

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Weighted average shares outstanding used to compute basic earnings per share	33,594	33,435	33,500	33,374
Incremental dilutive shares attributable to stock options and restricted stock	146	1	192	—
Shares used to compute diluted earnings per share	33,740	33,436	33,692	33,374

Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 996,400 and 703,958, respectively, for the three and six months ended June 30, 2021. The Company had a net loss from continuing operations for the six months ended June 30, 2020, so there was no dilutive impact for such shares. For the three months ended June 30, 2020, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,567,709. If the Company had reported net income from continuing operations for the six months ended June 30, 2020, average out-of-the-money options to purchase shares that would have been excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 1,125,203.
6    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2021:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2021	$(84,149)	$2,264	$(96,519)	$(178,404)
Other comprehensive income (loss) before reclassifications	1,345	2,724	—	4,069
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,492)	6,637	5,145
Net other comprehensive income (loss) - current period	1,345	1,232	6,637	9,214
Ending balance, June 30, 2021	$(82,804)	$3,496	$(89,882)	$(169,190)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2020:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2020	$(100,663)	$(1,307)	$(95,681)	$(197,651)
Other comprehensive income (loss) before reclassifications	(12,003)	(6,242)	—	(18,245)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,725	5,862	9,587
Net other comprehensive income (loss) - current period	(12,003)	(2,517)	5,862	(8,658)
Ending balance, June 30, 2020	$(112,666)	$(3,824)	$(89,819)	$(206,309)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended June 30, 2021 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$1,372	Cost of sales
Foreign currency forward contracts, before taxes	(147)	Selling, general & administrative
Foreign currency forward contracts, before taxes	16	Cost of sales
Total, before taxes	1,241
Income tax expense (benefit)	257	Income tax expense (benefit)
Total, net of tax	$984
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(4,240)	(a)
Income tax expense (benefit)	(922)	Income tax expense (benefit)
Total, net of tax	$(3,318)
(a)    This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the six months ended June 30, 2021 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$2,012	Cost of sales
Foreign currency forward contracts, before taxes	(149)	Selling, general & administrative
Foreign currency forward contracts, before taxes	33	Cost of sales
Total, before taxes	1,896
Income tax expense (benefit)	404	Income tax expense (benefit)
Total, net of tax	$1,492
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(8,483)	(a)
Income tax expense (benefit)	(1,846)	Income tax expense (benefit)
Total, net of tax	$(6,637)
(a)    This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended June 30, 2020 are summarized as follows:

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
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the six months ended June 30, 2020 are summarized as follows:

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
7    INVESTMENTS
The Company's aggregate investment of $7.5 million, for an approximate 19% ownership interest, in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions, is accounted for under the fair value method in the condensed consolidated financial statements.
The estimated fair value of the Company’s investment was $35.2 million as of June 30, 2021 and $34.6 million as of December 31, 2020. kaléo’s stock is not publicly traded. The ultimate value of the Company’s ownership interest in kaléo could be materially different from the estimated fair value and will ultimately be determined and realized only if and when a liquidity event occurs. Amounts recognized associated with the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the net sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") from ongoing operations by segment table in Note 11.
The Company estimated the fair value of its investment in kaléo at June 30, 2021 by: (i) computing the weighted average estimated enterprise value (“EV”) utilizing both the discounted cash flow method (the “DCF Method”) and the application of a market multiple to EBITDA (the “EBITDA Multiple Method”), (ii) applying adjustments for any surplus or deficient working capital and estimates of contingent liabilities, (iii) adding cash and cash equivalents, (iv) subtracting interest-bearing debt, (v) subtracting a private company liquidity discount estimated at approximately 20% at June 30, 2021 (consistent with 20% at both December 31, 2020 and June 30, 2020) of the net result of (i) through (iv), and (vi) applying liquidation preferences and fully diluted ownership percentages to the estimated equity value computed in (i) through (v).
The Company’s estimate of kaléo’s EV as of June 30, 2021 and December 31, 2020 was determined by weighting the EBITDA Multiple Method by 20% and the DCF Method by 80%. A heavier weighting towards the DCF Method was used since kaléo’s projections better reflect ongoing pricing pressures and expected changes in market access. The DCF Method projections rely on numerous assumptions and Level 3 inputs. In addition, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s discontinued Evzio business, which could have a material adverse effect on kaléo’s business that require assessment in any valuation method applied.
8    FINANCIAL INSTRUMENTS
Tredegar uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and exposure from currency volatility that exists as part of ongoing business operations in Flexible Packaging Films. These derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. The fair value of derivative instruments is recorded on the consolidated balance sheets. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $13.9 million (12.4 million pounds of aluminum) at June 30, 2021 and $12.1 million (13.0 million pounds of aluminum) at December 31, 2020.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$3,244	Prepaid expenses and other	$1,560
Liability derivatives: Aluminum futures contracts	Accrued expenses	(8)	Accrued expenses	(22)
Net asset		$3,236		$1,538

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

Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,450	5.4945	R$7,967	Jul-21	80%
$1,430	5.4993	R$7,864	Aug-21	79%
$1,520	5.5105	R$8,376	Sep-21	84%
$1,400	5.5100	R$7,714	Oct-21	78%
$1,495	5.5224	R$8,256	Nov-21	83%
$1,170	5.5060	R$6,442	Dec-21	65%
$8,465	5.5073	R$46,619		78%

These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.’s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. Pre-tax accumulated losses of $0.8 million related to the net fair value of the open forward contracts is reported in accumulated other comprehensive income (loss) as of June 30, 2021.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$907	Prepaid expenses and other	$853
Liability derivatives: Foreign currency forward contracts	Accrued expenses	—	Accrued expenses	(466)
Net asset (liability)		$907		$387

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
The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2021 and 2020 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2021	2020	2021		2020
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$2,195	$(1,201)	$—	$1,061	$—	$(535)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$1,372	$(1,551)	$16	$(147)	$16	$(1,798)
	Six Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2021	2020	2021	2021	2020	2020
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$3,710	$(2,795)	$—	$(222)	$—	$(5,360)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$2,012	$(2,191)	$33	$(149)	$31	$(2,592)

As of June 30, 2021, the Company expects $2.4 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and six month periods ended June 30, 2021 and 2020, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

9    PENSION AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsors a noncontributory defined benefit (pension) plan covering certain current and former U.S. employees. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the consolidated statements of income for the three and six months ended June 30, 2021 and 2020, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Service cost	$—	$—	$8	$9
Interest cost	2,102	2,535	51	60
Expected return on plan assets	(2,863)	(2,804)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	4,266	3,814	(24)	(47)
Net periodic benefit cost	$3,505	$3,545	$35	$22

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Service cost	$—	$—	$17	$18
Interest cost	4,204	5,070	101	120
Expected return on plan assets	(5,725)	(5,608)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	8,531	7,628	(48)	(94)
Net periodic benefit cost	$7,010	$7,090	$70	$44

Pension and other postretirement liabilities were $105.9 million and $111.3 million at June 30, 2021 and December 31, 2020, respectively ($0.7 million included in “Accrued expenses” at June 30, 2021 and December 31, 2020, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). As of December 31, 2020, the required minimum pension contributions were $11.7 million for 2021. Contributions to the pension plan during the first six months of 2021 were $3.8 million. In addition, the United States government enacted the American Rescue Plan Act of 2021 in March 2021, which, among other impacts, has reduced the Company's 2021 required minimum pension contributions to zero as a result of the Company's election of the interest rate relief used in the present value of the pension obligation and extension of the shortfall amortization period that is used to determine the minimum pension funding requirements.
Tredegar funds its other postretirement benefits on a claims-made basis; for 2021, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2020, or approximately $0.5 million.

10    OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Gain (loss) on investment in kaléo accounted for under fair value method(a)	$200	$1,300	$918	$(24,800)
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil’s Supreme Court regarding the calculation of such tax(b)	8,486	—	8,486	—
Transition service fees, net of corporate costs associated with the divested Personal Care business	267	—	571	—
COVID-19-related expenses, net of relief (c)	(415)	(1,100)	(435)	(1,100)
Write-down of investment in Harbinger Capital Partners Special Situations Fund(d)	(363)	(3)	(511)	(181)
Other	(53)	(29)	(147)	117
Total	$8,122	$168	$8,882	$(25,964)
(a) The gain in the first six months of 2021 includes a $0.3 million dividend received from kaléo in the first quarter of 2021.
(b) See Note 13 for additional information.
(c) Costs associated with operating under COVID-19 conditions include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.
(d) Represents the unrealized loss on the Company’s investment in Harbinger Capital Partners Special Situations Fund L.P. that had a fair value of $0.2 million and $0.9 million as of June 30, 2021 and 2020, respectively, and $0.7 million as of December 31, 2020 reported in "Other assets" in the condensed consolidated balance sheet.

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
The following table presents net sales and EBITDA from ongoing operations by segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net Sales
Aluminum Extrusions	$139,281	$106,058	$257,405	$223,945
PE Films	31,430	40,203	59,384	77,004
Flexible Packaging Films	33,374	34,104	65,895	64,678
Total net sales	204,085	180,365	382,684	365,627
Add back freight	7,044	5,894	13,267	12,769
Sales as shown in the consolidated statements of income	$211,129	$186,259	$395,951	$378,396
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$19,723	$13,279	$33,024	$24,956
Depreciation & amortization	(4,032)	(4,267)	(8,162)	(8,380)
EBIT	15,691	9,012	24,862	16,576
Plant shutdowns, asset impairments, restructurings and other	(246)	(1,230)	(63)	(1,918)
Goodwill impairment	—	—	—	(13,696)
PE Films:
Ongoing operations:
EBITDA	9,001	15,471	16,213	27,884
Depreciation & amortization	(1,671)	(1,589)	(3,090)	(3,083)
EBIT	7,330	13,882	13,123	24,801
Plant shutdowns, asset impairments, restructurings and other	(151)	(139)	(275)	(167)
Flexible Packaging Films:
Ongoing operations:
EBITDA	8,277	6,495	17,901	13,048
Depreciation & amortization	(506)	(436)	(972)	(864)
EBIT	7,771	6,059	16,929	12,184
Plant shutdowns, asset impairments, restructurings and other	8,452	(10)	8,414	(10)
Total	38,847	27,574	62,990	37,770
Interest income	25	5	32	32
Interest expense	891	549	1,713	1,104
Gain (loss) on investment in kaléo accounted for under fair value method	200	1,300	918	(24,800)
Stock option-based compensation costs	675	683	1,144	1,258
Corporate expenses, net	11,055	9,455	21,917	19,338
Income (loss) from continuing operations before income taxes	26,451	18,192	39,166	(8,698)
Income tax expense (benefit)	5,723	3,860	8,820	(2,366)
Income (loss) from continuing operations	20,728	14,332	30,346	(6,332)
Income (loss) from discontinued operations, net of tax	508	(3,136)	(79)	(4,794)
Net income (loss)	$21,236	$11,196	$30,267	$(11,126)

The following table presents identifiable assets by segment at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Aluminum Extrusions	$267,436	$244,560
PE Films	114,530	119,013
Flexible Packaging Films	76,411	66,453
Subtotal	458,377	430,026
General corporate	58,538	71,508
Cash and cash equivalents	18,298	11,846
Discontinued operations	302	1,490
Total	$535,515	$514,870
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and six months ended June 30, 2021 and 2020:

Net Sales by Geographic Area (a)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
United States	$156,719	$130,636	$289,616	$265,620
Exports from the United States to:
Asia	17,158	23,495	30,520	45,561
Latin America	1,358	502	2,460	1,488
Canada	4,604	1,530	10,038	6,159
Europe	1,025	1,487	1,980	2,804
Operations outside the United States:
Brazil	23,221	22,715	48,070	43,995
Total	$204,085	$180,365	$382,684	$365,627
(a) Export sales relate entirely to PE Films. Operations in Brazil are related to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $10.8 million and $10.0 million in the second quarters of 2021 and 2020, respectively, and $17.7 million and $19.3 million in the first six months of 2021 and 2020, respectively.

Net Sales by Product Group
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Aluminum Extrusions:
Nonresidential building & construction	$70,122	$64,726	$127,350	$127,865
Consumer durables	13,586	7,782	26,738	20,331
Automotive	11,185	5,572	22,600	15,043
Residential building & construction	13,893	9,052	26,601	18,867
Electrical	9,572	4,775	16,752	12,014
Machinery & equipment	10,654	7,630	19,579	15,566
Distribution	10,269	6,521	17,785	14,259
Subtotal	139,281	106,058	257,405	223,945
PE Films:
Surface protection films	24,490	31,699	45,091	60,052
Packaging	6,940	5,449	14,293	12,219
LED lighting products	—	3,055	—	4,733
Subtotal	31,430	40,203	59,384	77,004
Flexible Packaging Films	33,374	34,104	65,895	64,678
Total	$204,085	$180,365	$382,684	$365,627

12    INCOME TAXES
Tredegar recorded tax expense of $8.8 million on pretax income from continuing operations of $39.2 million in the first six months of 2021. Therefore, the effective tax rate in the first six months of 2021 was 22.5%, compared to 27.1% in the first six months of 2020. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate and discrete items recorded during the first six months of the year.
The significant differences between the U.S. federal statutory rate and the effective income tax rate for the six months ended June 30, 2021 and 2020 are as follows:

(In thousands, except percentages)	2021		2020
Six Months Ended June 30,	Amount	%	Amount	%
Income tax (benefit) expense at federal statutory rate	$8,225	21.0%	$(1,833)	21.0%
Foreign rate differences	2,925	7.5%	2,425	(27.9)%
U.S. Tax on Foreign Branch Income	3,062	7.8%	670	(7.7)%
State taxes, net of federal income tax benefit	584	1.5%	(220)	2.5%
Stock-based compensation	480	1.2%	247	(2.8)%
Non-deductible expenses	411	1.0%	293	(3.4)%
Valuation allowance for capital loss carry-forwards	132	0.3%	40	(0.5)%
Unremitted earnings from foreign operations	—	—%	148	(1.7)%
Tax contingency accruals and tax settlements	—	—%	(148)	1.7%
Tax impact of dividend received	(33)	(0.1)%	—	—%
Changes in estimates related to prior year tax provision	(450)	(1.1)%	(592)	6.8%
Research and development tax credit	(644)	(1.6)%	(355)	4.1%
Foreign tax incentives	(5,872)	(15.0)%	(3,041)	35.0%
Income tax expense (benefit) at effective income tax rate	$8,820	22.5%	$(2,366)	27.1%
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

The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 13-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $5.9 million and $3.0 million in the first six months of 2021 and 2020, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2017.
13    ACCOUNTS AND OTHER RECEIVABLES
As of June 30, 2021 and December 31, 2020, accounts receivable and other receivables include the following:

	June 30,	December 31,
(In thousands)	2021	2020
Customer receivables	$94,346	$85,274
Other receivables	8,154	3,850
Total accounts and other receivables	102,500	89,124
Less: Allowance for bad debts and sales returns	(2,848)	(2,797)
Total accounts and other receivables, net	$99,652	$86,327
As of June 30, 2021, other receivables include $5.6 million related to a one-time tax credit in Brazil for unemployment/social security insurance non-income taxes ("PIS/COFINS") that is available and expected to be applied to future required Brazilian federal tax payments in 2021. In May 2021, the Brazil Supreme Court ruled in a leading case related to the amount of Brazilian value-added tax to exclude from the calculation of PIS/COFINS. As a result, in the second quarter of 2021, the Company recorded a pre-tax gain of $8.5 million for certain excess PIS/COFINS paid from 2003 to 2021, plus applicable interest, which the Company expects to apply to future required Brazilian federal tax payments. The pretax gain was recorded in “Other income (expense), net” in the condensed consolidated statements of income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q ("Form 10-Q") may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When the Company uses the words “believe,” “estimate,” “anticipate,” “appear to,” “expect,” “project,” “plan,” “likely,” “may” and similar expressions, it does so to identify forward-looking statements. Such statements are based on the Company's then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that the Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. In addition, the Company's current projections for its businesses could be materially affected by the highly uncertain impact of the coronavirus ("COVID-19") pandemic. As a consequence, the Company's results could differ significantly from its projections, depending on, among other things, the ultimate impact of the pandemic on employees, supply chains, customers and the U.S. and world economies. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation, the following:
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
•the impact of public health epidemics on employees, production and the global economy, such as the COVID-19 pandemic;
•an information technology system failure or breach;
•volatility and uncertainty of the valuation of the Company's investment in kaleo, Inc. ("kaléo");
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
On October 30, 2020, the Company completed the sale of its personal care films business (“Personal Care Films”), which was part of its PE Films segment. The transaction excluded the packaging film lines and related operations located at the Pottsville, Pennsylvania manufacturing site ("Pottsville Packaging"), which are now being reported within the Surface Protection component of PE Films. All historical results for Personal Care Films have been presented as discontinued operations.
On December 31, 2020, the Company completed the sale of Bright View Technologies, which was part of its PE Films segment. The sale did not represent a strategic shift nor did it have a major effect on the Company's historical and ongoing operations, thus all financial information for Bright View Technologies has been presented in continuing operations.
Second quarter 2021 net income from continuing operations was $20.7 million ($0.61 per diluted share) compared with net income from continuing operations of $14.3 million ($0.43 per diluted share) in the second quarter of 2020.
Second quarter 2021 results include:
•An after-tax gain of $6.6 million ($0.20 per share) related to a one-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil’s Supreme Court regarding the calculation of such taxes (see Note 13 for more details); and
•An after-tax gain on the Company’s investment in kaleo, Inc. (“kaléo”) of $0.1 million ($0.00 per share), which is accounted for under the fair value method (see Note 7 for more details).
Second quarter 2020 results include:
•An after-tax loss on the Company’s investment in kaléo of $0.9 million ($0.03 per diluted share).
Other losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the three and six months ended June 30, 2021 and 2020, respectively. Gains and losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations is the measure of profit and loss used by Tredegar’s chief operating decision maker ("CODM") for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) from continuing operations as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
Earnings before interest and taxes ("EBIT") from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company. It is not intended to represent the stand-alone results for Tredegar’s ongoing operations under generally accepted accounting standards in the United States ("GAAP") and should not be considered as an alternative to net income as defined by GAAP. EBIT is a widely understood and utilized metric that is meaningful to certain investors. We believe that including this financial metric in the reconciliation of management’s performance metric, EBITDA from ongoing operations, provides useful information to those investors that primarily utilize EBIT to analyze the Company’s core operations.
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

The Company’s protocols to protect the health and well-being of its employees from COVID-19 continue to evolve with COVID-19 informed work practices and as the Company responds to recommended and mandated actions of government and health authorities. In addition, to facilitate a return to fully functional operations, the Company has undertaken an education campaign to provide employees with the most accurate and up-to-date information available, particularly from the Centers for Disease Control (“CDC”), the Office of the Surgeon General and state and local health departments, relating to the benefits of the COVID-19 vaccines and other safeguards that may be taken to try to prevent a COVID-19 outbreak in the workplace. The Company believes that these efforts are encouraging some employees to get vaccinated. In the meantime, the Company continues to take other precautions, such as providing hand sanitizer throughout facilities, extra cleaning for high touch areas, mandating that employees experiencing symptoms (including fully vaccinated employees) remain at home and coordinate their return with Human Resources, and ensuring ventilation systems are properly working.
Bonnell Aluminum continues to experience higher than normal absenteeism and hiring difficulties, which it attributes to COVID-19-related factors. Bonnell Aluminum attempts to match its direct labor with demand and is facing difficulty maintaining sufficient labor to meet desired shipment levels.
All three of the Company's business units are managing through supply chain disruptions, including raw material cost increases, shortages in aluminum and plastic resin and transportation delays. To offset growing cost pressures, Bonnell Aluminum implemented its second selling price increase in 2021, which became effective on April 26, 2021. In response to unprecedented cost increases and supply issues for polyethylene and polypropylene resin, Tredegar Surface Protection implemented a quarterly resin cost pass-through mechanism, effective July 1, 2021, for all products and customers not previously covered by such arrangements.
Financial Considerations
Approximately 62% of Bonnell Aluminum’s sales volume in 2020 was related to building and construction (“B&C”) markets (non-residential B&C of 55% and residential B&C of 7%). Non-residential B&C volume started to decline in the fourth quarter of 2020 after the fulfillment of contracts that existed at the start of the COVID-19 pandemic. Bonnell Aluminum continued to experience weakness in non-residential B&C during the second quarter of 2021 with related volume declining 10.2% versus the second quarter of last year. In addition, a portion of the non-residential B&C volume decline was due to pandemic-related production inefficiencies and labor constraints. However, B&C-related sales volume declines were more than offset by increases in other markets, resulting in an overall increase in volume for the second quarter and first six months of 2021 of 11.9% and 2.5%, respectively. Moreover, Bonnell Aluminum's performance to date during the COVID-19 environment has exceeded the Company's expectations, with current bookings and backlog at record high levels.
Demand has been strong during the COVID-19 pandemic for the Company’s flexible food packaging films produced by Terphane; however, temporary resin supply issues and customer inventory corrections adversely impacted second quarter sales volume versus the same period in the prior year. The Surface Protection component of PE Films had record EBITDA from ongoing operations in 2020, but is experiencing a decline in volume in 2021 related to a previously disclosed customer product transition and the timing of customer orders. In addition, significant resin cost increases since the second quarter of 2020 have adversely impacted PE Films' results, due to margin compression for products with customers that were not covered by resin pass-through arrangements. The quarterly lag between the timing of changes in resin costs and selling prices on existing pass-through arrangements also affected PE Films' results. See the PE Films section below for further discussion.

OPERATIONS REVIEW
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2021	2020		2021	2020
Sales volume (lbs)	49,021	43,807	11.9%	93,387	91,124	2.5%
Net sales	$139,281	$106,058	31.3%	$257,405	$223,945	14.9%
Ongoing operations:
EBITDA	$19,723	$13,279	48.5%	$33,024	$24,956	32.3%
Depreciation & amortization	$(4,032)	$(4,267)	5.5%	$(8,162)	$(8,380)	2.6%
EBIT*	$15,691	$9,012	74.1%	$24,862	$16,576	50.0%
Capital expenditures	$4,326	$1,355		$6,773	$2,929
*See the table in Note 11, "Business Segments," of this Form 10-Q ("Note 11") for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2021 Results vs. Second Quarter 2020 Results
Net sales (sales less freight) in the second quarter of 2021 increased versus the second quarter of 2020, primarily due to higher volume, the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs. Sales volume in the second quarter of 2021 increased by 11.9% versus the second quarter of 2020. Sales volume associated with the non-residential B&C market, which represented 55% of volume in 2020, declined 10.2% in the second quarter of 2021 versus the second quarter of 2020. Sales volume associated with specialty markets, which represented 31% of total volume in 2020, increased 44.2% in the second quarter of 2021 versus the second quarter of 2020, and sales volume associated with the automotive market, which represented 9% of total volume in 2020, increased 65.3% in the second quarter of 2021 versus the second quarter of 2020. See “The Impact of COVID-19 and Related Financial Considerations” section for more information on business conditions.
EBITDA from ongoing operations in the second quarter of 2021 increased by $6.4 million in comparison to the second quarter of 2020, including a $5.2 million favorable variance from the timing of the flow through of aluminum raw materials costs under the first-in first-out (“FIFO”) inventory method. This favorable FIFO variance was due to aluminum raw materials previously acquired at lower costs in a quickly rising pricing environment driving a benefit of $3.1 million in the second quarter of 2021 versus a charge of $2.1 million in the second quarter of 2020. In addition, higher volume ($3.9 million) and higher pricing ($3.3 million) were partially offset by higher labor and other operating costs ($3.3 million), higher general, selling and administrative expenses ($1.8 million) and higher freight costs ($0.8 million). Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q for additional information on aluminum prices.
First Six Months of 2021 Results vs. First Six Months 2020 Results
Net sales in the first six months of 2021 increased versus the first six months of 2020, primarily due to higher sales volume in the specialty and automotive markets, the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs. Sales volume in the first six months of 2021 increased by 2.5% versus the first six months of 2020.
EBITDA from ongoing operations in the first six months of 2021 increased by $8.1 million in comparison to the first six months of 2020 due to higher volumes ($2.5 million) and higher pricing ($4.7 million), partially offset by higher labor and employee-related costs ($1.8 million) and other operational costs ($3.0 million), higher general, administrative and selling expenses ($1.0 million) and higher freight costs ($1.0 million). In addition, and consistent with second quarter results, inventories accounted for under the FIFO method resulted in a benefit of $4.1 million in the first six months of 2021 versus a charge of $3.5 million in the first six months of 2020.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $21 million in 2021, including $3 million for infrastructure upgrades at the Carthage, Tennessee and Newnan, Georgia facilities, $1 million for a roof replacement at the Elkhart, Indiana site and $4 million for strategic projects. In addition, approximately $13 million will be required to support continuity of current operations. Depreciation expense is projected to be $14 million in 2021. Amortization expense is projected to be $3 million in 2021.

PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2021	2020		2021	2020
Sales volume (lbs)	10,538	11,613	(9.3)%	20,782	23,792	(12.7)%
Net sales	$31,430	$40,203	(21.8)%	$59,384	$77,004	(22.9)%
Ongoing operations:
EBITDA	$9,001	$15,471	(41.8)%	$16,213	$27,884	(41.9)%
Depreciation & amortization	$(1,671)	$(1,589)	(5.2)%	$(3,090)	$(3,083)	(0.2)%
EBIT*	$7,330	$13,882	(47.2)%	$13,123	$24,801	(47.1)%
Capital expenditures	$500	$1,423		$1,733	$3,044
* See the table in Note 11 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2021 Results vs. Second Quarter 2020 Results
Net sales declined by $8.8 million in the second quarter of 2021 versus the second quarter of 2020, primarily due to lower volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection.
EBITDA from ongoing operations in the second quarter of 2021 decreased by $6.5 million versus the second quarter of 2020, primarily due to:
•A $5.7 million decrease from Surface Protection related to lower sales associated with the customer product transitions ($7.2 million) and higher resin costs, net of existing index based pricing ($1.0 million), partially offset by higher sales of products unrelated to the customer product transitions ($0.9 million), higher productivity ($0.7 million), lower research and development expenses ($0.4 million) and lower other operating costs ($0.5 million); and
•A $0.6 million decrease from Pottsville Packaging primarily related to higher resin costs. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q for additional information on resin prices.
Customer Product Transitions in Surface Protection
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation processes and then discarded.
The Company previously reported the risk that a portion of its film products used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. These transitions principally relate to one customer. The Company believes that previously reported delays in this customer's transitions have been resolved by the customer and much of the remaining transitions are expected to occur by the end of 2021. Under this scenario, the Company estimates that the contribution to EBITDA from ongoing operations for PE Films could decline due to the remaining customer product transitions by $18 million in 2021 versus 2020 (of which approximately $13 million occurred during the first six months of 2021) and $4 million in 2022 versus 2021. To offset the expected adverse impact, the Company is aggressively pursuing and making progress in generating contribution from sales from new surface protection products, applications and customers and implementing cost savings measures. Annual contribution to EBITDA from ongoing operations for PE Films on surface protection products unrelated to the customer product transitions have increased by approximately $12 million during the past two years.
First Six Months of 2021 Results vs. First Six Months 2020 Results
Net sales in the first six months of 2021 decreased versus the first six months 2020, primarily due to lower volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection.
EBITDA from ongoing operation in the first six months of 2021 decreased by $11.7 million versus the first six months of 2020 primarily due to:
•A $11.1 million decrease from Surface Protection primarily related to lower sales and unfavorable mix associated with the customer product transitions ($13.0 million) and higher resin costs, net of existing index based pricing ($1.7 million), partially offset by higher sales of products unrelated to the customer product transitions ($1.8 million) and higher productivity ($2.0 million); and
•A $1.0 million decrease from Pottsville Packaging primarily related to higher resin costs.

Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $4 million in 2021, including $2 million for productivity projects and $2 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $6 million in 2021. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2021	2020		2021	2020
Sales volume (lbs)	24,230	29,195	(17.0)%	51,638	54,974	(6.1)%
Net sales	$33,374	$34,104	(2.1)%	$65,895	$64,678	1.9%
Ongoing operations:
EBITDA	$8,277	$6,495	27.4%	$17,901	$13,048	37.2%
Depreciation & amortization	$(506)	$(436)	(16.1)%	$(972)	$(864)	(12.5)%
EBIT*	$7,771	$6,059	28.3%	$16,929	$12,184	38.9%
Capital expenditures	$1,117	$417		$2,388	$1,265
* See the table in Note 11 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2021 Results vs. Second Quarter 2020 Results
Sales volume declined by 17.0% during the second quarter of 2021 versus the second quarter of 2020, primarily due to temporary resin supply issues impacting production and lower demand, which the Company believes was related to customer inventory corrections in Brazil. Net sales in the second quarter of 2021 decreased 2.1% compared to the second quarter of 2020, primarily due to lower sales volume, partially offset by favorable product mix and higher selling prices from the pass-through of higher resin costs.
EBITDA from ongoing operations in the second quarter of 2021 increased by $1.8 million versus the second quarter of 2020 primarily due to:
•Lower sales volume ($2.8 million), partially offset by favorable product mix ($0.7 million), lower fixed ($0.5 million) and variable ($0.2 million) costs, higher selling prices from the pass-through of higher resin costs ($0.5 million) and lower selling and general administration expenses ($0.6 million);
•Net favorable foreign currency translation of Real-denominated operating costs ($2.2 million); and
•Higher foreign currency transaction losses of $0.1 million in the second quarter of 2021 versus the second quarter of 2020.
First Six Months of 2021 Results vs. First Six Months 2020 Results
Sales volume declined by 6.1% during the first six months of 2021 versus the first six months of 2020, primarily due to the factors adversely impacting the second quarter of 2021 mentioned above. Net sales in the first six months of 2021 increased 1.9% compared to the first six months of 2020, primarily due to favorable product mix and higher selling prices from the pass-through of higher resin costs, partially offset by lower sales volume.
EBITDA from ongoing operations in the first six months of 2021 increased by $4.8 million versus the first six months of 2020 primarily due to:
•Higher selling prices from the pass-through of higher resin costs ($1.6 million), favorable product mix ($1.4 million), lower variable costs ($0.4 million) and lower selling and general administration expenses ($0.5 million), partially offset by lower sales volume ($1.7 million) and higher fixed costs ($0.6 million);
•Net favorable currency translation of Real-denominated operating costs ($3.5 million);
•Foreign currency transaction loss of $0.1 million in the first six months of 2021 versus losses of $0.2 million in the first six months of 2020; and
•Lower value-added tax credits received in the first six months of 2021 ($0.5 million) compared with the first six months of 2020 ($1.2 million).

Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $8 million in 2021, including $5 million for new capacity for value-added products and productivity projects and $3 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $2 million in 2021. Amortization expense is projected to be $0.4 million in 2021.
Corporate Expenses, Interest, Taxes & Other
Corporate expenses, net, increased in the first six months of 2021 versus the first six months of 2020, primarily due to higher employee-related compensation ($1.8 million), stock-based compensation ($1.3 million), costs associated with held for sale assets ($0.4 million) and write-downs related to the investment held in Harbinger Capital Partners Special Situations Fund ($0.3 million), partially offset by lower professional fees related to remediation activities of previously disclosed material weaknesses in the Company’s internal control over financial reporting and business development activities ($1.0 million) and favorable transition service fees, net of corporate costs associated with the divested Personal Care Films business ($0.6 million).
Interest expense was $1.7 million in the first six months of 2021 in comparison to $1.1 million in the first six months of 2020, primarily due to higher average debt levels.
The effective tax rate used to compute income taxes for continuing operations in the first six months of 2021 was 22.5%, compared to 27.1% in the first six months of 2020. The differences between the U.S. federal statutory rate and the effective tax rate for the first six months of 2021 and 2020 are shown in the table provided in Note 12.
Pension expense was $7.0 million in the first six months of 2021, a favorable change of $0.1 million compared to the first six months of 2020. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and EBITDA from ongoing operations by segment table. Pension expense is projected to be $14 million in 2021, which is determined at the beginning of the year based on the funded status of the Company’s defined benefit pension plan and actuarial assumptions at that time. Tredegar’s frozen defined benefit pension plan was underfunded on a GAAP basis by $103 million at December 31, 2020, comprised of investments at fair value of $233 million and a projected benefit obligation (“PBO”) of $336 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though these values change daily. The Company estimates that changes to the values of pension plan assets and liabilities resulted in a decrease in the underfunding from $103 million at December 31, 2020 to approximately $75 million at June 30, 2021.
Tredegar owns approximately 19% of kaléo, which makes and sells an epinephrine delivery device under the name AUVI-Q®. The Company accounts for its investment in kaléo using a fair value method. The Company’s estimate of the fair value of its interest in kaléo at June 30, 2021 was $35.2 million ($30.1 million after taxes), essentially unchanged from the balance at March 31, 2021 of $35.0 million ($30.0 million after taxes) and December 31, 2020 of $34.6 million ($29.7 million after taxes). kaléo’s stock is not publicly traded. The ultimate value of the Company’s ownership interest in kaléo could be materially different from the estimated fair value and will ultimately be determined and realized only if and when a liquidity event occurs. See Note 7 for more information on this investment.
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

Results of Operations
Second Quarter of 2021 Compared with the Second Quarter of 2020
Sales in the second quarter of 2021 increased by 13.4% compared with the second quarter of 2020. Net sales in Aluminum Extrusions increased 31.3% due to higher volume, the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs. Net sales decreased 21.8% in PE Films, primarily due to lower volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection. Net sales in Flexible Packaging Films decreased 2.1% primarily due to lower sales volume, partially offset by a favorable product mix and higher selling prices from the pass-through of higher resin costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 21.5% in the second quarter of 2021 compared to 24.9% in the second quarter of 2020. The gross profit margin in Aluminum Extrusions increased primarily due to higher average selling prices and favorable FIFO variance in the second quarter of 2021 due to aluminum raw materials previously acquired at lower costs. This favorable FIFO variance was due to aluminum raw materials previously acquired at lower costs in a quickly rising pricing environment driving a benefit of $3.1 million in the second quarter of 2021 versus a charge of $2.1 million in the second quarter of 2020. The gross profit margin in PE Films decreased primarily due to lower volume, unfavorable mix associated with the customer product transitions in Surface Protection and higher resin costs, net of existing index based pricing, partially offset by higher sales of products unrelated to the customer product transitions and higher productivity. The gross profit margin in Flexible Packaging Films increased due to a favorable product mix and higher selling prices from the pass-through of higher resin costs.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 10.3% in the second quarter of 2021, compared with 12.6% in the second quarter of last year. SG&A and R&D expenses were down year-over-year, while net sales increased. Decreased spending is primarily due to nonrecurring SG&A expenses related to Bright View Technologies in the second quarter of 2020 and lower R&D spending, partially offset by higher employee-related compensation expense.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the second quarters of 2021 and 2020 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Three Months Ended June 30,
($ in millions)	2021	2020
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for enterprise resource planning feasibility study[1]	$—	$0.2
COVID-19-related expenses, net of relief[2]	0.3	0.9
Total for Aluminum Extrusions	$0.3	$1.1
PE Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[2]	$0.1	$0.1
Total for PE Films	$0.1	$0.1
Flexible Packaging Films:
(Gains) losses from sale of assets, investment writedowns and other items:
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil’s Supreme Court regarding the calculation of such taxes[2,3]	$(8.5)	$—
Total for Flexible Packaging Films	$(8.5)	$—
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Maintenance costs associated with held-for-sale assets	$0.2	$—
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; and business development activities[1]	1.7	1.8
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	0.4	—
Stock compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	0.1	—
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[2]	(0.3)	—
Accelerated recognition of stock-based compensation expense[1]	—	0.1
Total for Corporate	$2.1	$1.9
1. Included in “Selling, general and administrative expenses” in the consolidated statements of income.
2. Included in “Other income (expense), net” in the consolidated statements of income.
3. See Note 13 to the Consolidated Financial Statements.
4. See Note 2 to the Consolidated Financial Statements.

Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In millions)	2021	2020
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$133.8	$43.6
Average interest rate	1.8%	2.1%
First Six Months of 2021 Results vs. First Six Months 2020 Results
Sales in the first six months of 2021 increased by 4.6% compared with the first six months of 2020. Net sales increased 14.9% in Aluminum Extrusions due to higher sales volume in the specialty and automotive markets and the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs. Net sales decreased 22.9% in PE Films primarily due to lower volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection. Net sales in Flexible Packaging Films increased 1.9% primarily due to a favorable product mix and higher selling prices from the pass-through of higher resin costs, partially offset by lower sales volume. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 20.9% in the first six months of 2021 compared to 22.8% in the first six months of 2020. The gross profit margin in Aluminum Extrusions increased primarily due to higher average selling prices and favorable FIFO variance in the first six months of 2021 due to aluminum raw materials previously acquired at lower costs. The gross profit margin in PE Films decreased primarily due to lower volume, unfavorable mix associated with the customer product transitions in Surface Protection and higher resin costs, net of existing index based pricing, partially offset by higher sales of products unrelated to the customer product transitions and higher productivity. The gross profit margin in Flexible Packaging Films increased due to favorable product mix and higher selling prices from the pass-through of higher resin costs, partially offset by lower sales volume.
As a percentage of sales, SG&A and R&D expenses were 10.6% in the first six months of 2021, compared with 12.1% in the first six months of last year. SG&A and R&D expenses were down year-over-year, while net sales increased. Decreased spending is primarily due to nonrecurring SG&A expenses related to Bright View Technologies in the first six months of 2020, lower R&D spending, lower professional fees related to remediation activities of previously disclosed material weaknesses in the Company’s internal control over financial reporting and business development activities, partially offset by higher employee-related compensation and higher stock compensation.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first six months of 2021 and 2020 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Six Months Ended June 30,
($ in millions)	2021	2020
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for enterprise resource planning feasibility study[1]	$—	$0.9
COVID-19-related expenses, net of relief[2]	0.1	0.9
Total for Aluminum Extrusions	$0.1	$1.8
PE Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[2]	$0.3	$0.1
Total for PE Films	$0.3	$0.1
Flexible Packaging Films:
(Gains) losses from sale of assets, investment writedowns and other items:
One-time tax credit in Brazil for PIS/COFINS social contribution non-income taxes resulting from a favorable decision by Brazil’s Supreme Court regarding the calculation of such taxes[2,3]	$(8.5)	$—
COVID-19-related expenses[2]	0.1	—
Total for Flexible Packaging Films	$(8.4)	$—
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Maintenance costs associated with held-for-sale assets[4]	$0.4	$—
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; and business development activities[1]	2.6	3.6
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	0.5	0.2
Stock compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	0.5	—
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[2]	(0.6)	—
Accelerated recognition of stock-based compensation expense[1]	—	0.1
Total for Corporate	$3.4	$3.9
1. Included in “Selling, general and administrative expenses” in the consolidated statements of income.
2. Included in “Other income (expense), net” in the consolidated statements of income.
3. See Note 13 to the Consolidated Financial Statements.
4. See Note 2 to the Consolidated Financial Statements.
Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In millions)	2021	2020
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$136.1	$43.4
Average interest rate	1.7%	2.7%

Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from continuing operations from December 31, 2020 to June 30, 2021 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
•Accounts and other receivables increased $13.3 million (15.4%).
◦Accounts and other receivables in Aluminum Extrusions increased by $14.5 million primarily due to higher selling prices from the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs, partially offset with improved collection efforts during the second quarter of 2021. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 45.9 days for the 12 months ended June 30, 2021 and 47.5 days for the 12 months ended December 31, 2020.
◦Accounts and other receivables in PE Films decreased by $3.1 million due to lower sales volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection, partially offset by higher selling prices of packaging products as a result of the pass-through of increased resin costs. DSO was approximately 30.1 days for the 12 months ended June 30, 2021 and 30.2 days for the 12 months ended December 31, 2020.
◦Accounts and other receivables in Flexible Packaging Films increased by $2.7 million primarily due to a one-time tax credit in Brazil for PIS/COFINS social contribution non-income taxes, partially offset by higher sales volume to customers that have shorter payment terms. DSO was approximately 38.9 days for the 12 months ended June 30, 2021 and 41.0 days for the 12 months ended December 31, 2020.
•Inventories increased $14.7 million (22.2%).
◦Inventories in Aluminum Extrusions increased by $7.8 million due to higher average aluminum prices and the impact of COVID-19-related operational and production inefficiencies on the timing of shipments. DIO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 38.9 days for the 12 months ended June 30, 2021 and 39.3 days for the 12 months ended December 31, 2020.
◦Inventories in PE Films remained flat as of June 30, 2021 compared to December 31, 2020. DIO of approximately 64.7 days for the 12 months ended June 30, 2021 was higher compared 59.2 days for the 12 months ended December 31, 2020 due to the higher Surface Protection 12-month average of raw materials inventory.
◦Inventories in Flexible Packaging Films increased by $6.4 million primarily due to higher planned raw material levels due to temporary resin supply issues and higher finished good levels due to lower than anticipated sales volume. DIO was approximately 92.4 days for the 12 months ended June 30, 2021 and 89.4 days for the 12 months ended December 31, 2020.
•Net property, plant and equipment increased $2.0 million (1.2%) primarily due to depreciation expense of $10.9 million, offset by capital expenditures of $12.3 million and a reduction from the effect of changes in foreign exchange rates of $0.9 million.
•Identifiable intangible assets, net decreased by $1.4 million (7.5%) due to amortization expense of $1.4 million.
•Accounts payable increased $23.5 million (26.2%).
◦Accounts payable in Aluminum Extrusions increased by $15.0 million primarily due to higher average aluminum prices and favorable payment terms with certain vendors. DPO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of accounts payable balances) was approximately 55.2 days for the 12 months ended June 30, 2021 and 53.1 days for the 12 months ended December 31, 2020.
◦Accounts payable in PE Films increased by $5.8 million primarily due to higher resin costs related to raw material purchases during the second quarter of 2021. DPO of approximately 35.0 days for the 12 months ended June 30, 2021 declined from 36.8 days for the 12 months ended December 31, 2020 due to the lower Surface Protection 12-month average of costs of goods sold as a result of lower sales volume.
◦Accounts payable in Flexible Packaging Films increased $3.1 million due to higher raw material purchases during the first six months of 2021. DPO was approximately 67.0 days for the 12 months ended June 30, 2021 and 61.7 days for the 12 months ended December 31, 2020.

Net cash provided by operating activities was $41.5 million in the first six months of 2021 compared to $36.1 million in the first six months of 2020. The increase was primarily due to higher net working capital ($3.5 million) and higher EBITDA for business segments of $1.0 million in the first six months of 2021 versus the first six months of 2020.
Net cash used in investing activities increased during the first six months of 2021 compared to the first six months of 2020 due to higher capital expenditure spending of $2.5 million.
Net cash used in financing activities of $24.2 million in the first six months of 2021, compared to $16.6 million in the first six months of 2020, increased primarily due to higher net repayments ($9.0 million) under the Credit Agreement (as defined below), partially offset by repurchases of employee common stock for tax withholdings of $0.6 million in the first six months of 2020.
Tredegar has a five-year secured revolving credit agreement (the “Credit Agreement”) providing for aggregate borrowings in an amount of $375 million, which matures in June 2024.
Net capitalization and indebtedness as defined under the Credit Agreement as of June 30, 2021 were as follows:

Net Capitalization and Indebtedness as of June 30, 2021
(In thousands)
Net capitalization:
Cash and cash equivalents	$18,298
Debt:
Credit Agreement	117,000
Debt, net of cash and cash equivalents	98,702
Shareholders’ equity	143,340
Net capitalization	$242,042
Indebtedness as defined in Credit Agreement:
Total debt	$117,000
Indebtedness	$117,000
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
At June 30, 2021, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 162.5 basis points.
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
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At June 30, 2021, based upon the most restrictive covenant within the Credit Agreement, available credit under the Credit Agreement was approximately $258 million. Total debt outstanding was $117 million and $134 million as of June 30, 2021 and December 31, 2020, respectively.

Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA and the leverage ratio and interest coverage ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA and Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended June 30, 2021 (In Thousands)
Computation of Credit EBITDA for the twelve months ended June 30, 2021:
Net income (loss)	$(34,051)
Plus:
After-tax losses related to discontinued operations	53,896
Total income tax expense for continuing operations	2,973
Interest expense	3,196
Depreciation and amortization expense for continuing operations	26,350
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,990)	13,055
Charges related to stock option grants and awards accounted for under the fair value-based method	2,047
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	35,182
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(44)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	318
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	—
Credit EBITDA as defined in Credit Agreement	$102,922
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at June 30, 2021:
Leverage ratio (indebtedness-to-Credit EBITDA)	1.14x
Interest coverage ratio (Credit EBITDA-to-interest expense)	32.20x
Most restrictive covenants as defined in the Credit Agreement:
Available balance of maximum permitted aggregate amount of dividends that can be paid by Tredegar during the remaining term of the Credit Agreement ($75,000 minus $12,090 of dividends paid after December 1, 2020)	62,910
Maximum leverage ratio permitted	4.00x
Minimum interest coverage ratio permitted	3.00x

Tredegar was in compliance with all of its debt covenants as of June 30, 2021. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.
At June 30, 2021, the Company had cash and cash equivalents of $18.3 million, including cash and cash equivalents held by locations outside the U.S. of $8.6 million.

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

The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. Selling prices to customers are set considering numerous factors, including the expected volatility of resin prices. In certain situations, PE Films has index-based pass-through raw material cost arrangements with customers. However, under certain agreements, changes in resin prices are not passed through for a period of 90 days. In response to unprecedented cost increases and supply issues for polyethylene and polypropylene resin, Tredegar Surface Protection implemented a quarterly resin cost pass-through mechanism, effective July 1, 2021, for all products and customers not previously covered by such arrangements. Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.
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
The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first six months of 2021 and 2020 are as follows:

Tredegar Corporation Percentage of Net Sales Related to Foreign Markets*
	Six Months Ended June 30,
	2021		2020
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	3%	—%	2%	—%
Europe	1	—	1	—
Latin America	1	13	—	12
Asia	8	—	12	—
Total	13%	13%	15%	12%
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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had an unfavorable impact on EBITDA from ongoing operations in PE Films of $0.2 million in both the second quarter and the first six months of 2021 compared with the same periods in the prior year.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of June 30, 2021, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management concluded, as disclosed in the 2020 Form 10-K, that the Company’s internal control over financial reporting was not effective as of December 31, 2020, because of the material weaknesses in internal control over financial reporting discussed below.
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
The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2020 consolidated financial statements included in the 2020 Form 10-K, expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting as of December 31, 2020.
Remediation Plan and Efforts to Address the Previously Identified Material Weaknesses
The Company’s remediation efforts are ongoing, and it will continue its initiatives to implement and document policies and procedures, and strengthen the Company’s internal control environment. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment has required a substantial effort since 2018, and those efforts have extended into 2021. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects such testing to begin in the second half of 2021 and continue through the filing of the 2021 Annual Report on Form 10-K; however, the Company continues to monitor the impact of the COVID-19 pandemic on its remediation plan.
To remediate the material weaknesses described above, the Company, with the oversight of the Audit Committee of the Board of Directors, has been pursuing the six remediation steps as originally identified in the Company’s 2018 Annual Report on Form 10-K. Substantial progress has been made since the inception of the remediation plan that was designed with the assistance of managements outside consultant, an internationally recognized accounting firm, and monitored by the Audit Committee. To date, the Company has accomplished or made progress towards the following remediation steps:
a.Identified material processes and significant locations for the purpose of identifying risks of material misstatement to the Company’s financial statements.

b.Documented significant elements of a comprehensive risk assessment and internal control gap analysis and commenced the validation thereof with key stakeholders.
c.Conducted interviews with relevant parties to ensure an understanding of the activities involved in the recording of transactions within material processes.
d.Completed a comprehensive review and update, as necessary, of the documentation of relevant processes, policies and procedures, and design of relevant controls with respect to the Company’s internal control over financial reporting. With assistance from management’s outside consultant, the Company is in the process of making updates to processes, policies and procedures so that sufficient documentation will be available to evidence control implementation and operating effectiveness.
e.Evaluated the Company’s monitoring activities to ensure the components of internal control under the 2013 COSO Framework would be present, functioning and able to be appropriately evidenced. Pursuant to this evaluation process, the Company is in the process of implementing certain enhanced controls.
f.With the assistance of management’s outside consultant, trained the Company’s current individual control owners with respect to control design and documentation requirements; however, the Company continues to recruit, hire, train and retain additional skilled and experienced management personnel to fill additional roles across the organization.
The Company continues to work with its outside consultant to assist in completing the remediation plan. The Company believes that its remediation plan will be sufficient to remediate the identified material weaknesses and strengthen its internal control over financial reporting. As the Company continues to evaluate, and works to improve, its internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. The Company cannot assure you, however, when it will remediate such weaknesses, nor can it be certain whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the second quarter of 2019. During the quarter ended June 30, 2021, the Company, with the assistance of its outside consultant, has made progress in its remediation plan by substantially completing the design of controls, while continuing to update processes, policies, and procedures. Except as noted above with respect to the implementation of the remediation plan, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1A.    Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2020 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our risk factors previously disclosed in the 2020 Form 10-K.
Item 6.    Exhibits.

10.1
Tredegar Corporation 2018 Equity Incentive Plan, as amended and restated (filed as Annex A to Tredegar's Definitive Proxy Statement on Schedule 14A (File no. 1-10258) filed with the Commission on March 25, 2021).

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

32.1	Certification of President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document and Related Items.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	August 6, 2021	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2021	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)