Form 10-Q
period 2021-09-30
TREDEGAR CORP
filed 2021-11-05
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of October 29, 2021: 33,742,316

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$30,253	$11,846
Accounts and other receivables, net	97,185	86,327
Income taxes recoverable	2,013	2,807
Inventories	85,686	66,437
Prepaid expenses and other	13,502	19,679
Current assets of discontinued operations	151	1,339
Total current assets	228,790	188,435
Property, plant and equipment, at cost	493,094	475,619
Less accumulated depreciation	(325,141)	(309,074)
Net property, plant and equipment	167,953	166,545
Right-of-use leased assets	14,453	16,037
Investment in kaléo (cost basis of $7,500)	35,479	34,600
Identifiable intangible assets, net	16,608	18,820
Goodwill	67,708	67,708
Deferred income taxes	12,101	19,068
Other assets	2,591	3,506
Non-current assets of discontinued operations	151	151
Total assets	$545,834	$514,870
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$115,879	$89,702
Accrued expenses	31,672	40,741
Lease liability, short-term	2,086	2,082
Income taxes payable	56	706
Current liabilities of discontinued operations	370	7,521
Total current liabilities	150,063	140,752
Lease liability, long-term	13,376	14,949
Long-term debt	127,000	134,000
Pension and other postretirement benefit obligations, net	102,970	110,585
Other non-current liabilities	6,146	5,529
Total liabilities	399,555	405,815
Shareholders’ equity:
Common stock, no par value (issued and outstanding 33,727,317 shares at September 30, 2021 and 33,457,176 shares at December 31, 2020)	53,906	50,066
Common stock held in trust for savings restoration plan (107,397 shares at September 30, 2021 and 105,067 shares at December 31, 2020)	(2,122)	(2,087)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(85,592)	(84,149)
Gain (loss) on derivative financial instruments	2,779	2,264
Pension and other postretirement benefit adjustments	(86,565)	(96,519)
Retained earnings	263,873	239,480
Total shareholders’ equity	146,279	109,055
Total liabilities and shareholders’ equity	$545,834	$514,870
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues and other items:
Sales	$209,517	$184,370	$605,468	$562,766
Other income (expense), net	391	(37,934)	9,272	(63,898)
	209,908	146,436	614,740	498,868
Costs and expenses:
Cost of goods sold	170,756	136,008	470,733	415,212
Freight	7,264	6,453	20,531	19,222
Selling, general and administrative	16,767	20,420	55,422	61,654
Research and development	1,613	1,656	4,770	6,063
Amortization of identifiable intangibles	724	753	2,170	2,264
Pension and postretirement benefits	3,540	3,567	10,622	10,701
Interest expense	842	494	2,555	1,598
Asset impairments and costs associated with exit and disposal activities, net of adjustments	265	3	633	74
Goodwill impairment	—	—	—	13,696
Total	201,771	169,354	567,436	530,484
Income (loss) from continuing operations before income taxes	8,137	(22,918)	47,304	(31,616)
Income tax expense (benefit)	1,908	(5,942)	10,728	(8,308)
Net income (loss) from continuing operations	6,229	(16,976)	36,576	(23,308)
Income (loss) from discontinued operations, net of tax	(26)	(48,237)	(104)	(53,031)
Net income (loss)	$6,203	$(65,213)	$36,472	$(76,339)

Earnings (loss) per share:
Basic:
Continuing operations	$0.19	$(0.51)	$1.09	$(0.70)
Discontinued operations	—	(1.44)	—	(1.59)
Basic earnings (loss) per share	$0.19	$(1.95)	$1.09	$(2.29)
Diluted:
Continuing operations	$0.19	$(0.51)	$1.09	$(0.70)
Discontinued operations	—	(1.44)	—	(1.59)
Diluted earnings (loss) per share	$0.19	$(1.95)	$1.09	$(2.29)
Shares used to compute earnings (loss) per share:
Basic	33,620	33,439	33,541	33,396
Diluted	33,649	33,439	33,678	33,396
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Net income (loss)	$6,203	$(65,213)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $294 in 2021 and net of tax benefit of $19 in 2020)	(2,788)	927
Derivative financial instruments adjustment (net of tax benefit of $174 in 2021 and net of tax of $618 in 2020)	(717)	2,213
Amortization of prior service costs and net gains or losses (net of tax of $927 in 2021 and net of tax of $836 in 2020)	3,317	2,931
Other comprehensive income (loss)	(188)	6,071
Comprehensive income (loss)	$6,015	$(59,142)

	Nine Months Ended September 30,
	2021	2020
Net income (loss)	$36,472	$(76,339)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $103 in 2021 and net of tax benefit of $1,125 in 2020)	(1,443)	(11,076)
Derivative financial instruments adjustment (net of tax of $185 in 2021 and net of tax benefit of $269 in 2020)	515	(304)
Amortization of prior service costs and net gains or losses (net of tax of $2,773 in 2021 and net of tax of $2,507 in 2020)	9,954	8,793
Other comprehensive income (loss)	9,026	(2,587)
Comprehensive income (loss)	$45,498	$(78,926)
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$36,472	$(76,339)
Adjustments for noncash items:
Depreciation	16,169	23,218
Amortization of identifiable intangibles	2,170	2,264
Reduction of right-of-use lease asset	1,582	2,102
Goodwill impairment	—	13,696
Deferred income taxes	4,120	(19,492)
Accrued pension and post-retirement benefits	10,622	10,701
Stock-based compensation expense	3,227	4,120
(Gain) loss on investment in kaléo accounted for under the fair value method	(879)	61,000
Held for sale impairment loss on divested assets	—	45,054
Changes in assets and liabilities:
Accounts and other receivables	(11,379)	4,961
Inventories	(19,902)	(2,761)
Income taxes recoverable/payable	111	5,332
Prepaid expenses and other	3,422	(5,305)
Accounts payable and accrued expenses	12,078	(2,112)
Lease liability	(1,566)	(2,245)
Pension and postretirement benefit plan contributions	(5,510)	(2,254)
Other, net	750	4,386
Net cash provided by operating activities	51,487	66,326
Cash flows from investing activities:
Capital expenditures	(19,576)	(13,416)
Proceeds from the sale of assets	4,749	—
Net cash used in investing activities	(14,827)	(13,416)
Cash flows from financing activities:
Borrowings	69,250	25,000
Debt principal payments	(76,250)	(60,000)
Dividends paid	(12,114)	(12,048)
Other	915	(586)
Net cash used in financing activities	(18,199)	(47,634)
Effect of exchange rate changes on cash	(54)	(1,676)
Increase in cash & cash equivalents	18,407	3,600
Cash and cash equivalents at beginning of period	11,846	31,422
Cash and cash equivalents at end of period	$30,253	$35,022
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2021:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance July 1, 2021	$52,940	$261,699	$(2,109)	$(82,804)	$3,496	$(89,882)	$143,340
Net income (loss)	—	6,203	—	—	—	—	6,203
Foreign currency translation adjustment (net of tax benefit of $294)	—	—	—	(2,788)	—	—	(2,788)
Derivative financial instruments adjustment (net of tax benefit of $174)	—	—	—	—	(717)	—	(717)
Amortization of prior service costs and net gains or losses (net of tax of $927)	—	—	—	—	—	3,317	3,317
Cash dividends declared ($0.12 per share)	—	(4,042)	—	—	—	—	(4,042)
Stock-based compensation expense	966	—	—	—	—	—	966
Tredegar common stock purchased by trust for savings restoration plan	—	13	(13)	—	—	—	—
Balance September 30, 2021	$53,906	$263,873	$(2,122)	$(85,592)	$2,779	$(86,565)	$146,279

The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2021:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance January 1, 2021	$50,066	$239,480	$(2,087)	$(84,149)	$2,264	$(96,519)	$109,055
Net income (loss)	—	36,472	—	—	—	—	36,472
Foreign currency translation adjustment (net of tax benefit of $103)	—	—	—	(1,443)	—	—	(1,443)
Derivative financial instruments adjustment (net of tax of $185)	—	—	—	—	515	—	515
Amortization of prior service costs and net gains or losses (net of tax of $2,773)	—	—	—	—	—	9,954	9,954
Cash dividends declared ($0.36 per share)	—	(12,114)	—	—	—	—	(12,114)
Stock-based compensation expense	2,925	—	—	—	—	—	2,925
Issued upon exercise of stock options	915	—	—	—	—	—	915
Tredegar common stock purchased by trust for savings restoration plan	—	35	(35)	—	—	—	—
Balance September 30, 2021	$53,906	$263,873	$(2,122)	$(85,592)	$2,779	$(86,565)	$146,279

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance July 1, 2020	$47,448	$511,345	$(1,610)	$(112,666)	$(3,824)	$(89,819)	$350,874
Net income (loss)	—	(65,213)	—	—	—	—	(65,213)
Foreign currency translation adjustment (net of tax benefit of $19)	—	—	—	927	—	—	927
Derivative financial instruments adjustment (net of tax of $618)	—	—	—	—	2,213	—	2,213
Amortization of prior service costs and net gains or losses (net of tax of $836)	—	—	—	—	—	2,931	2,931
Cash dividends declared ($0.12 per share)	—	(4,023)	—	—	—	—	(4,023)
Stock-based compensation expense	1,600	—	—	—	—	—	1,600
Tredegar common stock purchased by trust for savings restoration plan	—	9	(9)	—	—	—	—
Balance September 30, 2020	$49,048	$442,118	$(1,619)	$(111,739)	$(1,611)	$(86,888)	$289,309

The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2020	$45,514	$530,478	$(1,592)	$(100,663)	$(1,307)	$(95,681)	$376,749
Net income (loss)	—	(76,339)	—	—	—	—	(76,339)
Foreign currency translation adjustment (net of tax benefit of $1,125)	—	—	—	(11,076)	—	—	(11,076)
Derivative financial instruments adjustment (net of tax benefit of $269)	—	—	—	—	(304)	—	(304)
Amortization of prior service costs and net gains or losses (net of tax of $2,507)	—	—	—	—	—	8,793	8,793
Cash dividends declared ($0.36 per share)	—	(12,048)	—	—	—	—	(12,048)
Stock-based compensation expense	4,120	—	—	—	—	—	4,120
Repurchase of employee common stock for tax withholdings	(586)	—	—	—	—	—	(586)
Tredegar common stock purchased by trust for savings restoration plan	—	27	(27)	—	—	—	—
Balance at September 30, 2020	$49,048	$442,118	$(1,619)	$(111,739)	$(1,611)	$(86,888)	$289,309
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1    BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2021, the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, the consolidated cash flows for the nine months ended September 30, 2021 and 2020, and the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2021 and 2020 for this segment references 13-week periods ended September 25, 2021 and September 27, 2020.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. There was no intercompany funding with Aluminum Extrusions between September 25, 2021 and September 30, 2021. As of September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents declined by $0.5 million and $3.8 million, respectively, since the Company made payments to the Aluminum Extrusions segment to fund its working capital during the intervening period.
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
The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.
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

The following table summarizes the financial results of discontinued operations reflected in the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues and other items:
Sales	$—	$29,509	$—	$98,053
Other income (expense), net	—	(37)	—	(298)
	—	29,472	—	97,755
Costs and expenses:
Cost of goods sold	—	25,481	—	83,408
Freight	—	1,436	—	4,711
Selling, general and administrative	33	6,502	1,251	13,649
Research and development	—	3,138	—	8,451
Asset impairments and costs associated with exit and disposal activities, net of adjustments	—	801	—	1,327
Adjustment to the fair value estimates used in the disposal of Personal Care Films(a)	—	—	(1,118)	—
Held for sale impairment loss on divested assets	—	45,054	—	45,054
Total	33	82,412	133	156,600
Income (loss) from discontinued operations before income taxes	(33)	(52,940)	(133)	(58,845)
Income tax expense (benefit)	(7)	(4,703)	(29)	(5,814)
Income (loss) from discontinued operations, net of tax	$(26)	$(48,237)	$(104)	$(53,031)
(a) Represents a net increase to the estimated fair value of Personal Care Films primarily due to lower costs associated with IT transition-related services to provide the seller developed assets, which did not exist at the time of the sale, to support the seller's IT infrastructure.

The assets and liabilities of the discontinued operations reflected in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Assets
Prepaid expenses and other (a)	$151	$1,339
Other non-current assets	151	151
Total assets of discontinued operations	$302	$1,490

Liabilities
Accrued expenses (a)	$370	$7,521
(a) The consolidated balance sheet of discontinued operations as of September 30, 2021 includes $0.2 million of other receivables related to the settlement of customary post-closing adjustments, accrued severance of $0.3 million, and other miscellaneous accrued expenses of $0.1 million. The consolidated balance sheet of discontinued operations as of December 31, 2020 includes $0.4 million of other receivables related to the settlement of customary post-closing adjustments, deferred assets of $0.9 million and deferred obligations of $5.3 million related to transition services, accrued severance of $2.1 million, and other miscellaneous accrued expenses of $0.2 million.

The following table provides significant operating and investing cash flow information for discontinued operations:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Operating activities
Depreciation and amortization	$—	$6,625
Held for sale impairment loss on divested assets	—	45,054
Other	(1,118)	—
Total	(1,118)	51,679
Investing activities
Capital expenditures	$—	$2,989

Assets Held For Sale
In July 2019, the Company committed to a plan to close its manufacturing facility in Lake Zurich, Illinois, which historically was reported by the Company within the Personal Care Films component of its PE Films segment. During the third quarter of 2020, the disposal group carrying value of $4.6 million was reported in "Prepaid expenses and other" in the consolidated balance sheet as the held for sale criteria was met. During the third quarter of 2021, the Company completed the sale of the remaining assets in Lake Zurich, Illinois resulting in total cash proceeds of $4.7 million.
3    LONG-LIVED ASSETS & GOODWILL IMPAIRMENT
The Company assesses its long-lived assets for impairment when events and circumstances indicate that the carrying amount of the assets may not be recoverable. Long-lived assets consist primarily of buildings, machinery and equipment. During the three months ended September 30, 2021, the Company did not identify any indicators of impairment for long-lived assets.
The Company annually assesses goodwill for impairment on December 1st of each year or more frequently when events or circumstances indicate that the carrying amount of a reporting unit that includes goodwill exceeds its fair value. The Company evaluated whether triggering events occurred during the three months ended September 30, 2021 and 2020 for all reporting units that include goodwill and determined no events or circumstances existed that indicated the fair value of the reporting units are below their carrying amounts.
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
The Company continues to monitor developments related to the coronavirus ("COVID-19") pandemic and may perform updated event-driven analyses during 2021, as necessary.
4    INVENTORIES
The components of inventories are as follows:

(In thousands)	September 30, 2021	December 31, 2020
Finished goods	$21,614	$15,251
Work-in-process	12,586	9,098
Raw materials	32,836	25,913
Stores, supplies and other	18,650	16,175
Total	$85,686	$66,437

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Weighted average shares outstanding used to compute basic earnings per share	33,620	33,439	33,541	33,396
Incremental dilutive shares attributable to stock options and restricted stock	29	—	137	—
Shares used to compute diluted earnings per share	33,649	33,439	33,678	33,396

Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,433,213 and 1,280,376, respectively, for the three and nine months ended September 30, 2021. The Company had a net loss from continuing operations for the three and nine months ended September 30, 2020, so there was no dilutive impact for such shares. If the Company had reported net income from continuing operations for the three and nine months ended September 30, 2020, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,509,429 and 1,253,278, respectively.
6    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended September 30, 2021 are summarized as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$2,160	Cost of goods sold
Foreign currency forward contracts, before taxes	(34)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of goods sold
Total, before taxes	2,141
Income tax expense (benefit)	476	Income tax expense (benefit)
Total, net of tax	$1,665
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(4,244)	(a)
Income tax expense (benefit)	(927)	Income tax expense (benefit)
Total, net of tax	$(3,317)
(a)    This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the nine months ended September 30, 2021 are summarized as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$4,172	Cost of goods sold
Foreign currency forward contracts, before taxes	(183)	Selling, general & administrative
Foreign currency forward contracts, before taxes	48	Cost of goods sold
Total, before taxes	4,037
Income tax expense (benefit)	880	Income tax expense (benefit)
Total, net of tax	$3,157
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(12,727)	(a)
Income tax expense (benefit)	(2,773)	Income tax expense (benefit)
Total, net of tax	$(9,954)
(a)    This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended September 30, 2020 are summarized as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(575)	Cost of goods sold
Foreign currency forward contracts, before taxes	(1,767)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of goods sold
Total, before taxes	(2,327)
Income tax expense (benefit)	(496)	Income tax expense (benefit)
Total, net of tax	$(1,831)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,767)	(a)
Income tax expense (benefit)	(836)	Income tax expense (benefit)
Total, net of tax	$(2,931)
(a)    This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the nine months ended September 30, 2020 are summarized as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(2,766)	Cost of goods sold
Foreign currency forward contracts, before taxes	(4,359)	Selling, general & administrative
Foreign currency forward contracts, before taxes	46	Cost of goods sold
Total, before taxes	(7,079)
Income tax expense (benefit)	(1,523)	Income tax expense (benefit)
Total, net of tax	$(5,556)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(11,300)	(a)
Income tax expense (benefit)	(2,507)	Income tax expense (benefit)
Total, net of tax	$(8,793)
(a)    This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
7    INVESTMENTS
The Company's aggregate investment of $7.5 million, for an approximate 18% ownership interest, in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions, is accounted for under the fair value method in the condensed consolidated financial statements.
The estimated fair value of the Company’s investment was $35.5 million as of September 30, 2021 and $34.6 million as of December 31, 2020. kaléo’s stock is not publicly traded. The ultimate value of the Company’s ownership interest in kaléo could be materially different from the estimated fair value and will ultimately be determined and realized only if and when a liquidity event occurs. Amounts recognized associated with the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the net sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") from ongoing operations by segment table in Note 11.
The Company estimated the fair value of its investment in kaléo at September 30, 2021 by: (i) computing the weighted average estimated enterprise value (“EV”) utilizing both the discounted cash flow method (the “DCF Method”) and the application of a market multiple to EBITDA (the “EBITDA Multiple Method”), (ii) applying adjustments for any surplus or deficient working capital and estimates of contingent liabilities, (iii) adding cash and cash equivalents, (iv) subtracting interest-bearing debt, (v) subtracting a private company liquidity discount estimated at approximately 20% at September 30, 2021 (consistent with 20% at both December 31, 2020 and September 30, 2020) of the net result of (i) through (iv), and (vi) applying liquidation preferences and fully diluted ownership percentages to the estimated equity value computed in (i) through (v).
The Company’s estimate of kaléo’s EV as of September 30, 2021 and December 31, 2020 was determined by weighting the EBITDA Multiple Method by 20% and the DCF Method by 80%. A heavier weighting towards the DCF Method was used since kaléo’s projections better reflect ongoing pricing pressures and expected changes in market access. The DCF Method projections rely on numerous assumptions and Level 3 inputs. In addition, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s discontinued Evzio business, which could have a material adverse effect on kaléo’s business that require assessment in any valuation method applied.
8    DERIVATIVES
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $18.7 million (13.9 million pounds of aluminum) at September 30, 2021 and $12.1 million (13.0 million pounds of aluminum) at December 31, 2020.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$3,996	Prepaid expenses and other	$1,560
Liability derivatives: Aluminum futures contracts	Accrued expenses	(1)	Accrued expenses	(22)
Net asset		$3,995		$1,538

In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real ("R$") is annual net costs of R$150 million.
Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,400	5.5100	R$7,714	Oct-21	78%
$1,495	5.5224	R$8,256	Nov-21	83%
$1,170	5.5060	R$6,442	Dec-21	65%
$1,677	5.3360	R$8,948	Jan-22	72%
$1,751	5.3631	R$9,391	Feb-22	75%
$1,662	5.3905	R$8,959	Mar-22	72%
$1,615	5.4247	R$8,761	Apr-22	70%
$1,647	5.4545	R$8,984	May-22	72%
$1,596	5.4890	R$8,760	Jun-22	70%
$1,719	5.5200	R$9,489	Jul-22	76%
$1,708	5.5560	R$9,489	Aug-22	76%
$1,780	5.5915	R$9,953	Sep-22	80%
$1,793	5.6264	R$10,088	Oct-22	81%
$1,784	5.6597	R$10,097	Nov-22	81%
$1,659	5.6962	R$9,450	Dec-22	76%
$24,456	5.5112	R$134,781		75%

These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.’s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. Pre-tax accumulated gains of $0.9 million related to the net fair value of the open forward contracts is reported in accumulated other comprehensive income (loss) as of September 30, 2021.
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$99	Prepaid expenses and other	$853
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(891)	Accrued expenses	(466)
Net asset (liability)		$(792)		$387

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
The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2021 and 2020 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2021	2020	2021		2020
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$2,919	$1,158	$—	$(1,670)	$—	$(655)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$2,160	$(575)	$15	$(34)	$15	$(1,767)
	Nine Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2021	2020	2021		2020
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$6,629	$(1,637)	$—	$(1,892)	$—	$(6,015)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$4,172	$(2,766)	$48	$(183)	$46	$(4,359)

As of September 30, 2021, the Company expects $2.9 million of unrealized after-tax gains on Aluminum Extrusions derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2021 and 2020, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
9    PENSION AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsors a noncontributory defined benefit (pension) plan covering certain current and former U.S. employees. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Service cost	$—	$—	$9	$9
Interest cost	2,101	2,535	50	60
Expected return on plan assets	(2,862)	(2,804)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	4,268	3,814	(24)	(47)
Net periodic benefit cost	$3,507	$3,545	$35	$22

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Service cost	$—	$—	$26	$28
Interest cost	6,305	7,605	151	180
Expected return on plan assets	(8,587)	(8,412)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	12,799	11,441	(72)	(141)
Net periodic benefit cost	$10,517	$10,634	$105	$67

Pension and other postretirement liabilities were $103.7 million and $111.3 million at September 30, 2021 and December 31, 2020, respectively ($0.7 million included in “Accrued expenses” at September 30, 2021 and December 31, 2020, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). As of December 31, 2020, the required minimum pension contributions were $11.7 million for 2021. Contributions to the pension plan during the first nine months of 2021 were $5.1 million. In addition, the United States government enacted the American Rescue Plan Act of 2021 in March 2021, which, among other impacts, has reduced the Company's 2021 required minimum pension contributions to zero as a result of the Company's election of the interest rate relief used in the present value of the pension obligation and extension of the shortfall amortization period that is used to determine the minimum pension funding requirements.
Tredegar funds its other postretirement benefits on a claims-made basis; for 2021, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2020, or approximately $0.5 million.

10    OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Gain (loss) on investment in kaléo accounted for under fair value method(a)	$279	$(36,200)	$1,197	$(61,000)
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil’s Supreme Court regarding the calculation of such tax(b)	—	—	8,486	—
Transition service fees, net of corporate costs associated with the divested Personal Care business	(85)	(1,130)	486	(1,130)
COVID-19-related expenses, net of relief (c)	(159)	(494)	(594)	(1,594)
Write-down of investment in Harbinger Capital Partners Special Situations Fund(d)	(6)	(115)	(517)	(296)
Gain associated with the sale of Lake Zurich manufacturing facility assets	377	—	377	—
Other	(15)	5	(163)	122
Total	$391	$(37,934)	$9,272	$(63,898)
(a) The gain in the first nine months of 2021 includes a $0.3 million dividend received from kaléo in the first quarter of 2021.
(b) See Note 13 for additional information.
(c) Costs associated with operating under COVID-19 conditions include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.
(d) Represents the unrealized loss on the Company’s investment in Harbinger Capital Partners Special Situations Fund L.P. that had a fair value of $0.2 million and $0.8 million as of September 30, 2021 and 2020, respectively, and $0.7 million as of December 31, 2020 reported in "Other assets" in the condensed consolidated balance sheet.

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

The following table presents net sales and EBITDA from ongoing operations by segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net Sales
Aluminum Extrusions	$137,086	$115,621	$394,492	$339,566
PE Films	28,501	26,440	87,885	103,444
Flexible Packaging Films	36,666	35,856	102,560	100,534
Total net sales	202,253	177,917	584,937	543,544
Add back freight	7,264	6,453	20,531	19,222
Sales as shown in the consolidated statements of income	$209,517	$184,370	$605,468	$562,766
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$12,038	$16,540	$45,062	$41,496
Depreciation & amortization	(3,900)	(4,251)	(12,062)	(12,632)
EBIT	8,138	12,289	33,000	28,864
Plant shutdowns, asset impairments, restructurings and other	(160)	(720)	(223)	(2,637)
Goodwill impairment	—	—	—	(13,696)
PE Films:
Ongoing operations:
EBITDA	4,821	6,041	21,035	33,928
Depreciation & amortization	(1,591)	(1,785)	(4,681)	(4,868)
EBIT	3,230	4,256	16,354	29,060
Plant shutdowns, asset impairments, restructurings and other	(182)	(56)	(457)	(225)
Flexible Packaging Films:
Ongoing operations:
EBITDA	7,396	9,546	25,296	22,594
Depreciation & amortization	(493)	(443)	(1,466)	(1,306)
EBIT	6,903	9,103	23,830	21,288
Plant shutdowns, asset impairments, restructurings and other	(7)	(3)	8,407	(14)
Total	17,922	24,869	80,911	62,640
Interest income	8	11	40	43
Interest expense	842	494	2,555	1,598
Gain (loss) on investment in kaléo accounted for under fair value method	279	(36,200)	1,197	(61,000)
Stock option-based compensation costs	675	518	1,819	1,786
Corporate expenses, net	8,555	10,586	30,470	29,915
Income (loss) from continuing operations before income taxes	8,137	(22,918)	47,304	(31,616)
Income tax expense (benefit)	1,908	(5,942)	10,728	(8,308)
Income (loss) from continuing operations	6,229	(16,976)	36,576	(23,308)
Income (loss) from discontinued operations, net of tax	(26)	(48,237)	(104)	(53,031)
Net income (loss)	$6,203	$(65,213)	$36,472	$(76,339)

The following table presents identifiable assets by segment at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Aluminum Extrusions	$274,183	$244,560
PE Films	111,690	119,013
Flexible Packaging Films	72,626	66,453
Subtotal	458,499	430,026
General corporate	56,780	71,508
Cash and cash equivalents	30,253	11,846
Discontinued operations	302	1,490
Total	$545,834	$514,870
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and nine months ended September 30, 2021 and 2020:

Net Sales by Geographic Area (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
United States	$157,969	$129,654	$447,585	$395,207
Exports from the United States to:
Asia	12,609	14,255	43,129	59,816
Latin America	1,170	465	3,630	1,953
Canada	4,107	7,200	14,145	13,359
Europe	1,343	1,468	3,323	4,272
Operations outside the United States:
Brazil	25,055	24,875	73,125	68,937
Total	$202,253	$177,917	$584,937	$543,544
(a) Export sales relate entirely to PE Films. Operations in Brazil are related to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $7.4 million and $5.9 million in the third quarters of 2021 and 2020, respectively, and $25.0 million and $25.1 million in the first nine months of 2021 and 2020, respectively.

Net Sales by Product Group
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Aluminum Extrusions:
Nonresidential building & construction	$68,590	$62,611	$195,941	$190,476
Consumer durables	12,873	11,160	39,611	31,491
Automotive	10,150	10,332	32,750	25,375
Residential building & construction	13,154	10,149	39,755	29,016
Electrical	8,015	5,992	24,767	18,006
Machinery & equipment	11,611	7,581	31,190	23,147
Distribution	12,693	7,796	30,478	22,055
Subtotal	137,086	115,621	394,492	339,566
PE Films:
Surface protection films	20,905	19,868	65,997	79,919
Packaging	7,596	5,042	21,888	17,262
LED lighting products	—	1,530	—	6,263
Subtotal	28,501	26,440	87,885	103,444
Flexible Packaging Films	36,666	35,856	102,560	100,534
Total	$202,253	$177,917	$584,937	$543,544

12    INCOME TAXES
Tredegar recorded tax expense of $10.7 million pretax income from continuing operations of $47.3 million in the first nine months of 2021. Therefore, the effective tax rate in the first nine months of 2021 was 22.7%, compared to 26.2% in the first nine months of 2020. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate and discrete items recorded during the first nine months of the year.
The significant differences between the U.S. federal statutory rate and the effective income tax rate for the nine months ended September 30, 2021 and 2020 are as follows:

(In thousands, except percentages)	2021		2020
Nine Months Ended September 30,	Amount	%	Amount	%
Income tax (benefit) expense at federal statutory rate	$9,934	21.0%	$(6,639)	21.0%
Foreign rate differences	4,787	10.1%	2,772	(8.8)%
U.S. Tax on Foreign Branch Income	4,124	8.7%	656	(2.1)%
State taxes, net of federal income tax benefit	829	1.8%	(537)	1.7%
Stock-based compensation	616	1.3%	240	(0.8)%
Non-deductible expenses	544	1.2%	312	(1.0)%
Valuation allowance for capital loss carry-forwards	74	0.2%	61	(0.2)%
Unremitted earnings from foreign operations	117	0.2%	—	—%
Tax contingency accruals and tax settlements	—	—%	(148)	0.5%
Tax impact of dividend received	(33)	(0.1)%	—	—%
Changes in estimates related to prior year tax provision	(501)	(1.1)%	(1,001)	3.2%
Research and development tax credit	(925)	(2.0)%	(612)	1.9%
Foreign tax incentives	(8,838)	(18.7)%	(3,412)	10.8%
Income tax expense (benefit) at effective income tax rate	$10,728	22.7%	$(8,308)	26.2%
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

The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 13-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $8.8 million and $3.4 million in the first nine months of 2021 and 2020, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2018.
13    ACCOUNTS AND OTHER RECEIVABLES
As of September 30, 2021 and December 31, 2020, accounts receivable and other receivables include the following:

	September 30,	December 31,
(In thousands)	2021	2020
Customer receivables	$95,773	$85,274
Other receivables	3,984	3,850
Total accounts and other receivables	99,757	89,124
Less: Allowance for bad debts and sales returns	(2,572)	(2,797)
Total accounts and other receivables, net	$97,185	$86,327
As of September 30, 2021, other receivables include $1.5 million related to a one-time tax credit in Brazil for unemployment/social security insurance non-income taxes ("PIS/COFINS") that is available and expected to be applied to future required Brazilian federal tax payments in 2021. In May 2021, the Brazil Supreme Court ruled in a leading case related to the amount of Brazilian value-added tax to exclude from the calculation of PIS/COFINS. As a result, in the second quarter of 2021, the Company recorded a pre-tax gain of $8.5 million for certain excess PIS/COFINS paid from 2003 to 2021, that included applicable interest, which the Company expects to apply to future required Brazilian federal tax payments. The pretax gain was recorded in “Other income (expense), net” in the condensed consolidated statements of income.

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
•disruptions to the Company's manufacturing facilities, including those resulting from labor shortages;
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
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC.

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
Third quarter 2021 net income from continuing operations was $6.2 million ($0.19 per diluted share) compared with net loss from continuing operations of $17.0 million ($0.51 per diluted share) in the third quarter of 2020.
Third quarter 2021 results include:
•An after-tax gain on the Company’s investment in kaléo of $0.2 million ($0.01 per share), which is accounted for under the fair value method (see Note 7 for more details).
Third quarter 2020 results include:
•An after-tax loss on the Company’s investment in kaléo of $28.2 million ($0.84 per diluted share).
Other losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the three and nine months ended September 30, 2021 and 2020, respectively. Gains and losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations is the measure of profit and loss used by Tredegar’s chief operating decision maker ("CODM") for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) from continuing operations as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
Earnings before interest and taxes ("EBIT") from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company. It is not intended to represent the stand-alone results for Tredegar’s ongoing operations under generally accepted accounting standards in the United States ("GAAP") and should not be considered as an alternative to net income as defined by GAAP. We believe that EBIT is a widely understood and utilized metric that is meaningful to certain investors and that including this financial metric in the reconciliation of management’s performance metric, EBITDA from ongoing operations, provides useful information to those investors that primarily utilize EBIT to analyze the Company’s core operations.
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
The Company’s protocols to protect the health and well-being of its employees from COVID-19 continue to evolve as the Centers for Disease Control ("CDC"), the Office of the Surgeon General and other state and local health departments learn more about the virus and its variants. Consistent with recommendations and mandates from government agencies and health authorities, the Company has implemented multiple layers of COVID-19 protections and interventions.

The Company has engaged in an education campaign that provides employees with the most accurate and up-to-date information related to COVID-19 vaccines and has offered different monetary and/or time-away-from-work incentives to encourage employees to get vaccinated. While the Company believes that these efforts have encouraged employees to be vaccinated, vaccination rates in its U.S. manufacturing sites vary widely, ranging from 23% to 78%, with most U.S. sites having vaccination rates above 50%. The Company will continue to monitor available information to assess safeguards that may be taken to try to prevent a COVID-19 outbreak in the workplace.
Bonnell Aluminum continues to experience higher than normal absenteeism and hiring difficulties, which it attributes to COVID-19-related factors. While the average number of direct labor employees at Bonnell Aluminum facilities increased approximately 6% in the third quarter of 2021, compared with the abnormally low levels related to the pandemic in the second and third quarters of 2020, there continues to be a shortage of labor to meet existing demand and desired shipment levels. Moreover, onboarding new employees has resulted in higher hiring and training costs in 2021 versus last year.
All three of the Company's business segments are managing through supply chain disruptions and escalating costs, including raw material cost increases, shortages, transportation cost increases and delays. To offset growing cost pressures, Bonnell Aluminum implemented its second selling price increase in 2021, which became effective April 26, 2021, and is preparing for an upcoming price increase effective January 3, 2022. In response to unprecedented cost increases and supply issues for polyethylene and polypropylene resin, PE Films implemented a quarterly resin cost pass-through mechanism, effective July 1, 2021, for all products and customers not previously covered by such arrangements. Terphane, the Company's flexible packaging business headquartered in Brazil, continues to monitor cost escalations to adjust selling prices as market dynamics permit.
Financial Considerations
Approximately 62% of Bonnell Aluminum’s sales volume in 2020 was related to building and construction (“B&C”) markets (non-residential B&C of 55% and residential B&C of 7%). Non-residential B&C volume started to decline in the fourth quarter of 2020 after the fulfillment of contracts that existed at the start of the COVID-19 pandemic. Recently, market demand in this sector has been strong but was not reflected in Bonnell Aluminum's third quarter 2021 results, due to pandemic-related labor shortages and resulting production inefficiencies. Non-residential B&C volume declined 13.1% versus the third quarter of last year. However, current bookings and backlog remain at record high levels which we believe will bode well for future operations and results when production constraints are alleviated.
The Surface Protection component of PE Films had record EBITDA from ongoing operations in 2020 but is experiencing a decline in volume in 2021, primarily related to a previously disclosed customer product transition unrelated to the pandemic. In addition, the lag in the pass-through of significant pandemic-related increases in resin costs, and some of such cost increases incurred prior to mid-year that will not be recovered even on a lagging basis, have adversely impacted PE Films' profitability in 2021.
At Terphane, the Company believes that the pandemic-related surge in demand for flexible packaging films that began in early 2020 returned to lower pre-pandemic levels during the second quarter of 2021. Also, production and sales volumes for Terphane during the third quarter of 2021 were adversely impacted by an equipment failure on a manufacturing line that was unrelated to the pandemic and supply chain restrictions, which Terphane believes are impacting others in the industry as well. While the equipment failure is not expected to be fixed until early in 2022, Terphane has adjusted operations for the interim period to meet anticipated customer demand.

OPERATIONS REVIEW
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2021	2020		2021	2020
Sales volume (lbs)	45,407	48,859	(7.1)%	138,793	139,985	(0.9)%
Net sales	$137,086	$115,621	18.6%	$394,492	$339,566	16.2%
Ongoing operations:
EBITDA	$12,038	$16,540	(27.2)%	$45,062	$41,496	8.6%
Depreciation & amortization	(3,900)	(4,251)	8.3%	(12,062)	(12,632)	4.5%
EBIT*	$8,138	$12,289	(33.8)%	$33,000	$28,864	14.3%
Capital expenditures	$5,183	$1,784		$11,956	$4,713
*See the table in Note 11, "Business Segments," of this Form 10-Q ("Note 11") for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Third Quarter 2021 Results vs. Third Quarter 2020 Results
Net sales (sales less freight) in the third quarter of 2021 increased versus the third quarter of 2020, primarily due to the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs, partially offset by lower volume. Sales volume in the third quarter of 2021 decreased by 7.1% versus the third quarter of 2020. Sales volume associated with the non-residential B&C market, which represented 55% of volume in 2020, declined 13.1% in the third quarter of 2021 versus the third quarter of 2020. Sales volume associated with specialty markets, which represented 31% of total volume in 2020, increased 11.4% in the third quarter of 2021 versus the third quarter of 2020, and sales volume associated with the automotive market, which represented 9% of total volume in 2020, decreased 34.9% in the third quarter of 2021 versus the third quarter of 2020. A portion of the decline in automotive sales was attributed to the supply chain issues in the automotive industry. See “The Impact of COVID-19 and Related Financial Considerations” section for more information on business conditions.
EBITDA from ongoing operations in the third quarter of 2021 decreased by $4.5 million in comparison to the third quarter of 2020, primarily due to lower volume ($1.8 million), increased labor and employee-related costs ($2.4 million), other operating costs ($4.0 million), freight expenses ($1.3 million) and higher general, selling and administrative expenses ($0.3 million), partially offset by higher pricing ($5.5 million). Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q for additional information on aluminum prices.
First Nine Months of 2021 Results vs. First Nine Months 2020 Results
Net sales in the first nine months of 2021 increased versus the first nine months of 2020, primarily due to the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs, partially offset by lower volume. Sales volume in the first nine months of 2021 decreased by 0.9% versus the first nine months of 2020.
EBITDA from ongoing operations in the first nine months of 2021 increased by $3.6 million in comparison to the first nine months of 2020 due to higher pricing ($10.2 million), partially offset by higher labor and employee-related costs ($5.4 million) and other operational costs ($5.3 million), higher general, administrative and selling expenses ($1.3 million) and higher freight costs ($2.3 million). In addition, inventories accounted for under the first-in first-out method resulted in a benefit of $5.8 million in the first nine months of 2021 versus a charge of $1.9 million in the first nine months of 2020.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $19 million in 2021, including $3 million for infrastructure upgrades at the Carthage, Tennessee and Newnan, Georgia facilities and $5 million for strategic projects. In addition, approximately $11 million will be required to support continuity of current operations. Depreciation expense is projected to be $14 million in 2021. Amortization expense is projected to be $3 million in 2021.

PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2021	2020		2021	2020
Sales volume (lbs)	9,283	9,556	(2.9)%	30,066	33,348	(9.8)%
Net sales	$28,501	$26,440	7.8%	$87,885	$103,444	(15.0)%
Ongoing operations:
EBITDA	$4,821	$6,041	(20.2)%	$21,035	$33,928	(38.0)%
Depreciation & amortization	(1,591)	(1,785)	10.9%	(4,681)	(4,868)	3.8%
EBIT*	$3,230	$4,256	(24.1)%	$16,354	$29,060	(43.7)%
Capital expenditures	$1,023	$187		$2,757	$3,231
* See the table in Note 11 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Third Quarter 2021 Results vs. Third Quarter 2020 Results
Net sales increased by $2.1 million in the third quarter of 2021 versus the third quarter of 2020, primarily due to higher pricing associated with the pass-through of increased resin costs, partially offset by lower volume associated with the previously disclosed customer product transitions in Surface Protection.
EBITDA from ongoing operations in the third quarter of 2021 decreased by $1.2 million versus the third quarter of 2020, primarily due to:
•A $1.3 million decrease from Surface Protection related to lower sales associated with the customer product transitions ($1.6 million), margin erosion associated with higher resin costs that occurred before the resin index pricing plan was fully implemented ($0.5 million) and the pass-through lag associated with higher resin costs ($0.3 million), partially offset by higher sales for products unrelated to the customer product transitions ($0.3 million), lower fixed costs ($0.5 million) and lower selling, general, and administrative expenses ($0.3 million);
•A $0.4 million decrease from Pottsville Packaging primarily related to the pass-through lag associated with higher resin costs; and
•A $0.9 million favorable variance associated with the divestiture of Bright View Technologies at the end of 2020. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q for additional information on resin prices.
Customer Product Transitions and Other Factors in Surface Protection
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation processes and then discarded.
The Company previously reported the risk that a portion of its film products used in surface protection applications would be made obsolete by customer product transitions to less costly alternative processes or materials. The Company estimates that these transitions, which principally relate to one customer, adversely impacted EBITDA from ongoing operations for PE Films by $14.6 million during the first nine months of 2021 versus 2020. No additional adverse impacts from the transitions are anticipated during the fourth quarter of 2021 versus 2020. However, a further decline of $7 million in EBITDA from ongoing operations due to the transitions is expected in 2022 versus 2021, at which time the transitions are expected to be complete.
The Surface Protection business is also experiencing competitive pricing pressures, unrelated to the customer product transitions, that are expected to adversely impact EBITDA from ongoing operations by approximately $6 million in 2022 versus 2021. To offset the expected adverse impact of the customer transitions and pricing pressures, the Company is aggressively pursuing and making progress in generating contribution from sales of new surface protection products, applications and customers and driving production efficiencies and cost savings. Annual contribution to EBITDA from ongoing operations for PE Films from sales of new surface protection products, applications and customers has increased by approximately $12 million during the past two calendar years.
First Nine Months of 2021 Results vs. First Nine Months 2020 Results
Net sales in the first nine months of 2021 decreased versus the first nine months 2020, primarily due to lower volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection, partially offset by higher pricing associated with the pass-through of increased resin costs.

EBITDA from ongoing operations in the first nine months of 2021 decreased by $12.9 million versus the first nine months of 2020 primarily due to:
•A $12.5 million decrease from Surface Protection primarily related to lower sales and unfavorable mix associated with the customer product transitions ($14.6 million), margin erosion associated with higher resin costs that occurred before the resin index pricing plan was fully implemented ($1.4 million) and the pass-through lag associated with higher resin costs ($1.0 million), partially offset by higher sales of products unrelated to the customer product transitions ($0.9 million) and production efficiencies and cost savings ($2.8 million);
•A $1.4 million decrease from Pottsville Packaging primarily related to the pass-through lag associated with higher resin costs; and
•A $1.6 million favorable variance associated with the divestiture of Bright View Technologies at the end of 2020.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $4 million in 2021, including $2 million for productivity projects and $2 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $6 million in 2021. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2021	2020		2021	2020
Sales volume (lbs)	27,029	30,115	(10.2)%	78,666	85,059	(7.5)%
Net sales	$36,666	$35,856	2.3%	$102,560	$100,534	2.0%
Ongoing operations:
EBITDA	$7,396	$9,546	(22.5)%	$25,296	$22,594	12.0%
Depreciation & amortization	(493)	(443)	(11.3)%	(1,466)	(1,306)	(12.3)%
EBIT*	$6,903	$9,103	(24.2)%	$23,830	$21,288	11.9%
Capital expenditures	$1,895	$1,183		$4,283	$2,448
* See the table in Note 11 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Third Quarter 2021 Results vs. Third Quarter 2020 Results
Sales volume declined by 10.2% during the third quarter of 2021 versus the third quarter of 2020, primarily due to lower demand, reduced production capacity as a result of an equipment failure on a production line and supply chain restrictions, which Terphane believes are impacting others in the industry as well. While the equipment failure is not expected to be fixed until early in 2022, Terphane has adjusted operations for the interim period to meet anticipated customer demand. Net sales in the third quarter of 2021 increased 2.3% compared to the third quarter of 2020, primarily due to higher selling prices from the pass-through of higher resin costs and favorable product mix, partially offset by lower sales volume.
EBITDA from ongoing operations in the third quarter of 2021 decreased by $2.2 million versus the third quarter of 2020 primarily due to:
•Lower sales volume ($1.8 million), higher raw material costs ($4.8 million) and higher selling and general administration expenses ($0.1 million), partially offset by higher selling prices ($3.4 million) from the pass-through of higher resin costs;
•Net favorable foreign currency translation of Real-denominated operating costs ($1.1 million); and
•Higher foreign currency transaction gains ($0.2 million) in the third quarter of 2021 versus the third quarter of 2020.
First Nine Months of 2021 Results vs. First Nine Months 2020 Results
Sales volume declined by 7.5% during the first nine months of 2021 versus the first nine months of 2020, primarily due to temporary resin supply issues, an equipment failure impacting production and lower demand. The Company believes that the pandemic-related surge in demand that began in early 2020 returned to lower pre-pandemic levels during the second quarter of 2021. Net sales in the first nine months of 2021 increased 2.0% compared to the first nine months of 2020, primarily due to higher selling prices from the pass-through of higher resin costs and favorable product mix, partially offset by lower sales volume.

EBITDA from ongoing operations in the first nine months of 2021 increased by $2.7 million versus the first nine months of 2020 primarily due to:
•Favorable product mix ($1.7 million), higher selling prices from the pass-through of higher resin costs ($0.8 million), and lower selling and general administration expenses ($0.4 million), offset by lower sales volume ($3.5 million) and higher fixed ($0.8 million) and variable ($0.4 million) costs;
•Net favorable currency translation of Real-denominated operating costs ($4.7 million);
•Higher foreign currency transaction gains ($0.3 million) in the first nine months of 2021 versus 2020; and
•Lower value-added tax credits received in the first nine months of 2021 ($0.5 million) compared with the first nine months of 2020 ($1.2 million).
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $7 million in 2021, including $4 million for new capacity for value-added products and productivity projects and $3 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $2 million in 2021. Amortization expense is projected to be $0.4 million in 2021.
Corporate Expenses, Interest, Taxes & Other
Corporate expenses, net, increased in the first nine months of 2021 versus the first nine months of 2020, primarily due to higher professional fees related to remediation activities of previously disclosed material weaknesses in the Company’s internal control over financial reporting ($0.6 million).
Interest expense was $2.6 million in the first nine months of 2021 in comparison to $1.6 million in the first nine months of 2020, primarily due to higher average debt levels.
The effective tax rate used to compute income taxes for continuing operations in the first nine months of 2021 was 22.7%, compared to 26.2% in the first nine months of 2020. The differences between the U.S. federal statutory rate and the effective tax rate for the first nine months of 2021 and 2020 are shown in the table provided in Note 12.
Pension expense was $10.5 million in the first nine months of 2021, a favorable change of $0.1 million compared to the first nine months of 2020. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and EBITDA from ongoing operations by segment table. Pension expense is projected to be $14 million in 2021, which is determined at the beginning of the year based on the funded status of the Company’s defined benefit pension plan and actuarial assumptions at that time. Tredegar’s frozen defined benefit pension plan was underfunded on a GAAP basis by $103 million at December 31, 2020, comprised of investments at fair value of $233 million and a projected benefit obligation (“PBO”) of $336 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though these values change daily. The Company estimates that changes to the values of pension plan assets and liabilities resulted in a decrease in the underfunding from $103 million at December 31, 2020 to approximately $73 million at September 30, 2021.
Tredegar owns approximately 18% of kaléo, which makes and sells an epinephrine delivery device under the name AUVI-Q®. The Company accounts for its investment in kaléo using a fair value method. The Company’s estimate of the fair value of its interest in kaléo at September 30, 2021 was $35.5 million ($30.3 million after taxes), essentially unchanged from the balance at June 30, 2021 of $35.2 million ($30.1 million after taxes) and December 31, 2020 of $34.6 million ($29.7 million after taxes). kaléo’s stock is not publicly traded. The ultimate value of the Company’s ownership interest in kaléo could be materially different from the estimated fair value and will ultimately be determined and realized only if and when a liquidity event occurs. See Note 7 for more information on this investment.
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
Results of Operations
Third Quarter of 2021 Compared with the Third Quarter of 2020
Sales in the third quarter of 2021 increased by 13.6% compared with the third quarter of 2020. Net sales in Aluminum Extrusions increased 18.6% due to the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs, partially offset by lower volume. Net sales increased 7.8% in PE Films, primarily due to higher pricing associated with the pass-through of increased resin costs, partially offset by lower volume associated with the previously disclosed customer product transitions in Surface Protection. Net sales in Flexible Packaging Films increased 2.3% primarily due to higher selling prices from the pass-through of higher resin costs and favorable product mix, partially offset by lower sales volume. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 15.0% in the third quarter of 2021 compared to 22.7% in the third quarter of 2020. The gross profit margin in Aluminum Extrusions decreased primarily due to lower volume, increased operating costs and freight expenses, partially offset by higher pricing. The gross profit margin in PE Films decreased primarily due to lower sales associated with the customer product transitions and the pass-through lag associated with higher resin costs, partially offset by higher sales for products unrelated to the customer product transitions. The gross profit margin in Flexible Packaging Films decreased due to a lower sales volume and higher raw material costs, partially offset by higher selling prices from the pass-through of higher resin costs.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 8.8% in the third quarter of 2021, compared with 12.0% in the third quarter of last year. SG&A expenses were down year-over-year, while net sales increased. Decreased SG&A spending is primarily due to nonrecurring corporate costs associated with the divested Personal Care Films business, lower professional fees associated with business development activities and nonrecurring SG&A expenses related to Bright View Technologies in the third quarter of 2020. R&D expense remained consistent with prior year.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the third quarters of 2021 and 2020 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Three Months Ended September 30,
($ in millions)	2021	2020
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for enterprise resource planning feasibility study[1]	$—	0.3
Environmental charges at Newnan, Georgia plant[3]	0.1	—
COVID-19-related expenses, net of relief[2]	0.1	0.5
Total for Aluminum Extrusions	$0.2	$0.8
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$—
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[2]	0.1	—
Total for PE Films	$0.2	$—
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
(Gain), net of costs associated with the sale of the Lake Zurich manufacturing facility assets	$(0.2)	$—
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; and business development activities[1]	1.5	0.6
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	—	0.1
Stock compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	(0.1)	—
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[2]	0.1	1.1
Total for Corporate	$1.3	$1.8
1. Included in “Selling, general and administrative expenses” in the consolidated statements of income.
2. Included in “Other income (expense), net” in the consolidated statements of income.
3. Included in “Cost of goods sold” in the consolidated statements of income.
Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In millions)	2021	2020
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$122.5	$24.3
Average interest rate	1.8%	1.7%

First Nine Months of 2021 Results vs. First Nine Months 2020 Results
Sales in the first nine months of 2021 increased by 7.6% compared with the first nine months of 2020. Net sales increased 16.2% in Aluminum Extrusions due to the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs, partially offset by lower volume. Net sales decreased 15.0% in PE Films primarily due to lower volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection. Net sales in Flexible Packaging Films increased 2.0% primarily due to higher selling prices from the pass-through of higher resin costs and favorable product mix, partially offset by lower sales volume. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 18.9% in the first nine months of 2021 compared to 22.8% in the first nine months of 2020. The gross profit margin in Aluminum Extrusions decreased primarily due to higher freight, labor and employee-related costs and other operational costs. The gross profit margin in PE Films decreased primarily due to lower sales and unfavorable mix associated with the customer product transitions in Surface Protection and margin erosion associated with higher resin costs that occurred before the resin index pricing plan was fully implemented, partially offset by higher sales of products unrelated to the customer product transitions and production efficiencies and cost savings. The gross profit margin in Flexible Packaging Films decreased due to lower sales volume and higher fixed and variable costs partially offset by favorable product mix.
As a percentage of sales, SG&A and R&D expenses were 9.9% in the first nine months of 2021, compared with 12.0% in the first nine months of last year. SG&A and R&D expenses were down year-over-year, while net sales increased. Decreased spending is primarily due to nonrecurring corporate costs associated with the divested Personal Care Films business, lower R&D spending, and nonrecurring SG&A expenses related to Bright View Technologies in the first nine months of 2020.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first nine months of 2021 and 2020 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Nine Months Ended September 30,
($ in millions)	2021	2020
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for enterprise resource planning feasibility study[1]	$—	$1.2
Environmental charges at Newnan, Georgia plant[3]	0.1	—
COVID-19-related expenses, net of relief[2]	0.1	1.4
Total for Aluminum Extrusions	$0.2	$2.6
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[2]	0.4	0.2
Total for PE Films	$0.5	$0.3
Flexible Packaging Films:
(Gains) losses from sale of assets, investment writedowns and other items:
One-time tax credit in Brazil for PIS/COFINS social contribution non-income taxes resulting from a favorable decision by Brazil’s Supreme Court regarding the calculation of such taxes[2,4]	$(8.5)	$—
COVID-19-related expenses[2]	0.1	—
Total for Flexible Packaging Films	$(8.4)	$—
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Costs, net of gain associated with the sale of the Lake Zurich manufacturing facility assets	$0.1	$—
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; and business development activities[1]	4.4	4.1
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	0.5	0.3
Stock compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	0.3	—
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[2]	(0.5)	1.1
Accelerated recognition of stock-based compensation expense[1]	—	0.1
Total for Corporate	$4.8	$5.6
1. Included in “Selling, general and administrative expenses” in the consolidated statements of income.
2. Included in “Other income (expense), net” in the consolidated statements of income.
3. Included in “Cost of goods sold” in the consolidated statements of income.
4. See Note 13 to the Consolidated Financial Statements.

Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In millions)	2021	2020
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$131.5	$37.0
Average interest rate	1.7%	2.5%
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from continuing operations from December 31, 2020 to September 30, 2021 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
•Accounts and other receivables increased $10.9 million (12.6%).
◦Accounts and other receivables in Aluminum Extrusions increased by $13.8 million primarily due to higher selling prices from the pass-through of higher metal costs and an increase in average selling prices to cover higher operating costs, partially offset by lower volume and improved collection efforts during the nine months ended 2021. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 47.2 days for the 12 months ended September 30, 2021 and 47.5 days for the 12 months ended December 31, 2020.
◦Accounts and other receivables in PE Films decreased by $3.4 million due to lower volume and unfavorable mix associated with the previously disclosed customer product transitions in Surface Protection, partially offset by higher pricing associated with the pass-through of increased resin costs. DSO was approximately 28.7 days for the 12 months ended September 30, 2021 and 30.2 days for the 12 months ended December 31, 2020.
◦Accounts and other receivables in Flexible Packaging Films increased by $1.1 million primarily due to a one-time tax credit in Brazil for unemployment/social security insurance non-income taxes ("PIS/COFINS") received during the second quarter of 2021. DSO was approximately 39.8 days for the 12 months ended September 30, 2021 and 41.0 days for the 12 months ended December 31, 2020.
•Inventories increased $19.2 million (29.0%).
◦Inventories in Aluminum Extrusions increased by $15.4 million due to higher average aluminum prices and the impact of COVID-19-related operational and production inefficiencies on the timing of shipments. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 40.0 days for the 12 months ended September 30, 2021 and 39.3 days for the 12 months ended December 31, 2020.
◦Inventories in PE Films decreased $1.2 million due to lower planned raw material and finished good levels due to declining sales volume relative to 2020, partially offset by increased resin costs. DIO of approximately 62.4 days for the 12 months ended September 30, 2021 was higher compared 59.2 days for the 12 months ended December 31, 2020 due to the lower Surface Protection 12-month average of costs of goods sold as a result of lower sales volume.
◦Inventories in Flexible Packaging Films increased by $5.1 million primarily due to higher finished good levels due to lower than anticipated sales volume and higher planned raw material levels due to anticipated freight delays. DIO was approximately 94.4 days for the 12 months ended September 30, 2021 and 89.4 days for the 12 months ended December 31, 2020.
•Net property, plant and equipment increased $1.4 million primarily due to capital expenditures of $19.0 million, partially offset by depreciation expense of $16.2 million, disposals, net of cash proceeds of $0.5 million and unfavorable changes in foreign exchange rates of $0.6 million.
•Identifiable intangible assets, net decreased by $2.2 million (11.8%) due to amortization expense.
•Accounts payable increased $26.2 million (29.2%).
◦Accounts payable in Aluminum Extrusions increased by $22.0 million primarily due to higher average aluminum prices and favorable payment terms with certain vendors. DPO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 58.7 days for the 12 months ended September 30, 2021 and 53.1 days for the 12 months ended December 31, 2020.
◦Accounts payable in PE Films increased by $4.2 million primarily due to higher resin costs and favorable payment terms with certain vendors. DPO was approximately 38.7 days for the 12 months ended September 30, 2021 and 36.8 days for the 12 months ended December 31, 2020.
◦Accounts payable in Flexible Packaging Films increased $1.5 million due to higher resin costs and favorable payment terms with certain vendors. DPO was approximately 68.2 days for the 12 months ended September 30, 2021 and 61.7 days for the 12 months ended December 31, 2020.
Net cash provided by operating activities was $51.5 million in the first nine months of 2021 compared to $66.3 million in the first nine months of 2020. The decrease was primarily due to lower net working capital ($10.6 million) and lower EBITDA for business segments of $6.6 million in the first nine months of 2021 versus the first nine months months of 2020.
Net cash used in investing activities increased during the first nine months of 2021 compared to the first nine months of 2020 due to higher capital expenditure spending of $6.2 million, partially offset by $4.7 million cash proceeds from the sale of the Lake Zurich manufacturing facility assets.
Net cash used in financing activities of $18.2 million in the first nine months of 2021, compared to $47.6 million in the first nine months of 2020, decreased primarily due to higher net repayments ($28.0 million) in 2020 under the Credit Agreement (as defined below), partially offset by $0.9 million of proceeds from the exercise of stock options in the first nine months of 2021 and repurchases of employee common stock for tax withholdings of $0.6 million in the first nine months of 2020.
Tredegar has a five-year secured revolving credit agreement (the “Credit Agreement”) providing for aggregate borrowings in an amount of $375 million, which matures in June 2024.
Net capitalization and indebtedness as defined under the Credit Agreement as of September 30, 2021 were as follows:

Net Capitalization and Indebtedness as of September 30, 2021
(In thousands)
Net capitalization:
Cash and cash equivalents	$30,253
Debt:
Credit Agreement	127,000
Debt, net of cash and cash equivalents	96,747
Shareholders’ equity	146,279
Net capitalization	$243,026
Indebtedness as defined in Credit Agreement:
Total debt	$127,000
Indebtedness	$127,000
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

At September 30, 2021, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 162.5 basis points.
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
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At September 30, 2021, based upon the most restrictive covenant within the Credit Agreement, available credit under the Credit Agreement was approximately $248 million. Total debt outstanding was $127 million and $134 million as of September 30, 2021 and December 31, 2020, respectively.
Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA and the leverage ratio and interest coverage ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA and Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended September 30, 2021 (In Thousands)
Computation of Credit EBITDA for the twelve months ended September 30, 2021:
Net income (loss)	$37,366
Plus:
After-tax losses related to discontinued operations	5,684
Total income tax expense for continuing operations	10,823
Interest expense	3,544
Depreciation and amortization expense for continuing operations	25,677
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,233)	12,203
Charges related to stock option grants and awards accounted for under the fair value-based method	2,092
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(41)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(1,297)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	318
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	—
Credit EBITDA as defined in Credit Agreement	$96,369
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at September 30, 2021:
Leverage ratio (indebtedness-to-Credit EBITDA)	1.32x
Interest coverage ratio (Credit EBITDA-to-interest expense)	27.19x
Most restrictive covenants as defined in the Credit Agreement:
Available balance of maximum permitted aggregate amount of dividends that can be paid by Tredegar during the remaining term of the Credit Agreement ($75,000 minus $16,134 of dividends paid after December 1, 2020)	58,866
Maximum leverage ratio permitted	4.00x
Minimum interest coverage ratio permitted	3.00x

Tredegar was in compliance with all of its debt covenants as of September 30, 2021. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.
At September 30, 2021, the Company had cash and cash equivalents of $30.3 million, including cash and cash equivalents held by locations outside the U.S. of $17.7 million.

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
In certain situations, Aluminum Extrusions has index-based pass-through raw material cost arrangements with customers. However, under certain agreements, changes in aluminum prices are not passed through for a period of 90 days.

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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2021 and 2020 are as follows:

Tredegar Corporation Percentage of Net Sales Related to Foreign Markets*
	Nine Months Ended September 30,
	2021		2020
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	2%	—%	2%	—%
Europe	1	—	1	—
Latin America	1	13	—	13
Asia	7	—	11	—
Total	11%	13%	14%	13%
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
The Company estimates annual net costs of R$150 million for the net mismatch translation exposure between Terphane Ltda.’s U.S. Dollar quoted or priced sales and raw material costs and underlying Brazilian Real quoted or priced Terphane Ltda. Operating Costs. Terphane Ltda. has outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars to hedge its exposure. See Note 8 for more information on outstanding hedging contracts and this hedging program.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had a favorable impact on EBITDA from ongoing operations in PE Films of $0.3 million in the third quarter of 2021 compared with the third quarter of 2020 and a favorable impact of $0.1 million the first nine months of 2021 compared with the first nine months of 2020.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of September 30, 2021, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Remediation Plan and Efforts to Address the Previously Identified Material Weaknesses
To remediate the material weaknesses described above, the Company, with the oversight of the Audit Committee of the Board of Directors (“the Audit Committee”), has been pursuing the six remediation steps as originally identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s remediation plan was designed with the assistance of management’s outside consultant, an internationally recognized accounting firm. The Company continues to work with its outside consultant to assist in completing the remediation plan and believes that its remediation plan will be sufficient to remediate the identified material weaknesses and strengthen its internal control over financial reporting. As the Company continues to evaluate, and works to improve, its internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.
To date, the Company has accomplished or made substantial progress towards the following remediation steps:
a.Identified material processes and significant locations for the purpose of identifying risks of material misstatement to the Company’s financial statements.
b.Documented significant elements of a comprehensive risk assessment and internal control gap analysis and commenced the validation thereof with key stakeholders.

c.Conducted company-wide interviews to ensure an understanding of the activities involved in the recording of transactions within material processes throughout the Company.
d.Completed a comprehensive review and update, as necessary, of the documentation of relevant processes, policies and procedures, and design of over 350 relevant controls across the organization with respect to the Company’s internal control over financial reporting, inclusive of relevant business process and information technology controls. With assistance from management’s outside consultant, the Company is in the process of implementation of new or redesigned internal controls, including ensuring that sufficient documentation will be available to evidence the performance of the such internal controls.
e.Evaluated components of the Company’s internal control under the 2013 COSO Framework to ensure that controls are present, functioning and able to be appropriately evidenced. Pursuant to this evaluation process, the Company is in the process of implementing enhanced controls pertaining to the conduct of management’s evaluation of internal controls over financial reporting.
f.With the assistance of management’s outside consultant and the newly created Tredegar internal control compliance office, the Company continues to conduct additional training with the individual control owners across the organization with respect to the operation of the new and redesigned controls and documentation necessary to evidence their implementation and effective operation. Additionally, the Company continues to recruit, hire, train and retain additional skilled and experienced management personnel to fill additional roles across the organization. To date, the Company has hired additional finance controllers for its Aluminum Extrusions business, created an assistant controller’s position at Tredegar corporate headquarters, and, reallocated roles and responsibilities of the Company’s accounting personnel, that previously supported a significant divested business, to further support its remediation objectives and ongoing operations. The Company has also created a Sarbanes-Oxley Act of 2002 compliance group charged with monitoring the control environment and has also increased resources within its internal audit function.
The Company’s remediation efforts are ongoing, and the Company will continue its initiatives to implement and document policies and procedures and strengthen the Company’s internal control environment. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment has required a substantial effort since 2018, and those efforts have continued in 2021. The Company previously expected the implementation of the Company’s new and revised controls to begin in the second half of 2021, with the testing of such controls to continue through the filing of the 2021 Annual Report on Form 10-K. However, during the preparation of the Company’s financial statements for the third quarter of 2021, the Company observed that its remediation efforts have been temporarily impacted due to factors including, but not limited to, the COVID-19 pandemic, the need for additional training and turnover in positions relevant to internal controls. As a result, the Company has concluded that remediation of the identified material weaknesses will not be completed in 2021 and more time is necessary to permit the new and redesigned controls to be implemented and operate effectively, including allowing for additional time to train control owners as part of the successful implementation of the revised system of internal controls over financial reporting. The Company expects to complete the implementation of the new and revised controls in the first half 2022.
The Company continues to monitor the impact of employee turnover, the COVID-19 pandemic and other external factors on its remediation plan and its assessment of internal control over financial reporting. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company cannot assure you when it will remediate such weaknesses, nor can it be certain whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses as described above. The implementation of the material aspects of this plan began in the second quarter of 2019. Except as noted above with respect to the implementation of the remediation plan, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Tredegar Corporation
(Registrant)

Date:	November 5, 2021	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2021	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2021	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)