Form 10-Q
period 2022-03-31
TREDEGAR CORP
filed 2022-05-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of April 29, 2022: 33,853,082

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,648	$30,521
Accounts and other receivables, net	129,559	103,312
Income taxes recoverable	2,512	2,558
Inventories	104,560	88,569
Prepaid expenses and other	17,183	11,275
Current assets of discontinued operations	151	178
Total current assets	279,613	236,413
Property, plant and equipment, at cost	506,511	498,311
Less: accumulated depreciation	(333,944)	(327,930)
Net property, plant and equipment	172,567	170,381
Right-of-use leased assets	13,385	13,847
Identifiable intangible assets, net	13,632	14,152
Goodwill	70,608	70,608
Deferred income taxes	11,409	15,723
Other assets	3,457	2,460
Total assets	$564,671	$523,584
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$144,585	$123,760
Accrued expenses	27,012	33,104
Lease liability, short-term	2,119	2,158
Income taxes payable	643	9,333
Current liabilities of discontinued operations	178	193
Total current liabilities	174,537	168,548
Lease liability, long-term	12,361	12,831
Long-term debt	131,250	73,000
Pension and other postretirement benefit obligations, net	28,333	78,265
Other non-current liabilities	6,322	6,218
Total liabilities	352,803	338,862
Shareholders’ equity:
Common stock, no par value (issued and outstanding 33,837,815 shares at March 31, 2022 and 33,736,629 shares at December 31, 2021)	55,953	55,174
Common stock held in trust for savings restoration plan (109,494 shares at March 31, 2022 and 108,433 shares at December 31, 2021)	(2,148)	(2,135)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(80,256)	(85,792)
Gain (loss) on derivative financial instruments	6,831	901
Pension and other postretirement benefit adjustments	(62,075)	(64,613)
Retained earnings	293,563	281,187
Total shareholders’ equity	211,868	184,722
Total liabilities and shareholders’ equity	$564,671	$523,584
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues and other items:
Sales	$236,566	$184,822
Other income (expense), net	(267)	760
	236,299	185,582
Costs and expenses:
Cost of goods sold	183,260	141,285
Freight	8,081	6,223
Selling, general and administrative	21,282	18,384
Research and development	1,525	1,721
Amortization of identifiable intangibles	663	723
Pension and postretirement benefits	3,476	3,540
Interest expense	786	822
Asset impairments and costs associated with exit and disposal activities, net of adjustments	(9)	169
Total	219,064	172,867
Income (loss) from continuing operations before income taxes	17,235	12,715
Income tax expense (benefit)	778	3,097
Net income (loss) from continuing operations	16,457	9,618
Income (loss) from discontinued operations, net of tax	(35)	(587)
Net income (loss)	$16,422	$9,031

Earnings (loss) per share:
Basic:
Continuing operations	$0.49	$0.29
Discontinued operations	—	(0.02)
Basic earnings (loss) per share	$0.49	$0.27
Diluted:
Continuing operations	$0.49	$0.29
Discontinued operations	—	(0.02)
Diluted earnings (loss) per share	$0.49	$0.27
Shares used to compute earnings (loss) per share:
Basic	33,654	33,406
Diluted	33,696	33,644
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$16,422	$9,031
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $728 in 2022 and net of tax benefit of $272 in 2021)	5,536	(2,648)
Derivative financial instruments adjustment (net of tax expense of $2,916 in 2022 and net of tax benefit of $188 in 2021)	5,930	(236)
Amortization of prior service costs and net gains or losses (net of tax expense of $712 in 2022 and net of tax of $924 in 2021)	2,538	3,319
Other comprehensive income (loss)	14,004	435
Comprehensive income (loss)	$30,426	$9,466
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$16,422	$9,031
Adjustments for noncash items:
Depreciation	5,829	5,463
Amortization of identifiable intangibles	663	723
Reduction of right-of-use lease asset	500	549
Deferred income taxes	552	1,017
Accrued pension and post-retirement benefits	3,506	3,540
Stock-based compensation expense	1,295	576
Gain on investment in kaléo	—	(400)
Changes in assets and liabilities:
Accounts and other receivables	(24,351)	(2,126)
Inventories	(12,622)	(5,442)
Income taxes recoverable/payable	(8,791)	1,102
Prepaid expenses and other	3,323	2,798
Accounts payable and accrued expenses	10,384	(2,517)
Lease liability	(547)	(535)
Pension and postretirement benefit plan contributions	(50,158)	(3,886)
Other, net	(742)	(23)
Net cash (used in) provided by operating activities	(54,737)	9,870
Cash flows from investing activities:
Capital expenditures	(5,086)	(5,259)
Net cash used in investing activities	(5,086)	(5,259)
Cash flows from financing activities:
Borrowings	109,500	32,000
Debt principal payments	(51,250)	(23,000)
Dividends paid	(4,059)	(4,025)
Other	(396)	915
Net cash provided by financing activities	53,795	5,890
Effect of exchange rate changes on cash	1,155	(488)
Increase (decrease) in cash & cash equivalents	(4,873)	10,013
Cash and cash equivalents at beginning of period	30,521	11,846
Cash and cash equivalents at end of period	$25,648	$21,859
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2022	$55,174	$281,187	$(2,135)	$(149,504)	$184,722
Net income (loss)	—	16,422	—	—	16,422
Foreign currency translation adjustment	—	—	—	5,536	5,536
Derivative financial instruments adjustment	—	—	—	5,930	5,930
Amortization of prior service costs and net gains or losses	—	—	—	2,538	2,538
Cash dividends declared ($0.12 per share)	—	(4,059)	—	—	(4,059)
Stock-based compensation expense	1,175	—	—	—	1,175
Repurchase of employee common stock for tax withholdings	(396)	—	—	—	(396)
Tredegar common stock purchased by trust for savings restoration plan	—	13	(13)	—	—
Balance March 31, 2022	$55,953	$293,563	$(2,148)	$(135,500)	$211,868
The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2021:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2021	$50,066	$239,480	$(2,087)	$(178,404)	$109,055
Net income (loss)	—	9,031	—	—	9,031
Foreign currency translation adjustment	—	—	—	(2,648)	(2,648)
Derivative financial instruments adjustment	—	—	—	(236)	(236)
Amortization of prior service costs and net gains or losses	—	—	—	3,319	3,319
Cash dividends declared ($0.12 per share)	—	(4,025)	—	—	(4,025)
Stock-based compensation expense	576	—	—	—	576
Shares issued upon exercise of stock options	915	—	—	—	915
Tredegar common stock purchased by trust for savings restoration plan	—	10	(10)	—	—
Balance at March 31, 2021	$51,557	$244,496	$(2,097)	$(177,969)	$115,987
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of March 31, 2022, the condensed consolidated results of operations for the three months ended March 31, 2022 and 2021, the condensed consolidated cash flows for the three months ended March 31, 2022 and 2021, and the condensed consolidated changes in shareholders’ equity for the three months ended March 31, 2022 and 2021, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2022 and 2021 for this segment references 13-week periods ended March 27, 2022 and March 28, 2021.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. There was no intercompany funding with Aluminum Extrusions between March 27, 2022 and March 31, 2022.
The financial position data as of December 31, 2021 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2021 Form 10-K.
The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.
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
2. ACCOUNTS AND OTHER RECEIVABLES
As of March 31, 2022 and December 31, 2021, accounts receivable and other receivables, net include the following:

	March 31,	December 31,
(In thousands)	2022	2021
Customer receivables	$128,930	$102,090
Other receivables	2,517	2,958
Total accounts and other receivables	131,447	105,048
Less: Allowance for bad debts	(1,888)	(1,736)
Total accounts and other receivables, net	$129,559	$103,312
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Finished goods	$26,796	$25,199
Work-in-process	18,122	11,955
Raw materials	39,481	32,958
Stores, supplies and other	20,161	18,457
Total	$104,560	$88,569

4. PENSION AND OTHER POSTRETIREMENT BENEFITS
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the first quarter of 2022 and 2021, respectively. This information has been included in the pension benefit table below.
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Service cost	$—	$—	$5	$9
Interest cost	2,225	2,102	51	50
Expected return on plan assets	(2,055)	(2,862)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3,284	4,265	(34)	(24)
Net periodic benefit cost	$3,454	$3,505	$22	$35
Pension and other postretirement liabilities were $29.0 million and $78.9 million at March 31, 2022 and December 31, 2021, respectively ($0.7 million included in “Accrued expenses” at March 31, 2022 and December 31, 2021, respectively, with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
Tredegar funds its other postretirement benefits on a claims-made basis; for 2022, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2021, or approximately $0.5 million.
5. OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended March 31,
(In thousands)	2022	2021
Gain on investment in kaléo(a)	$—	$718
Transition service fees, net of corporate costs associated with the divested Personal Care business	(32)	304
COVID-19-related expenses, net of relief (b)	(212)	(19)
Write-down of investment in Harbinger Capital Partners Special Situations Fund(c)	(7)	(148)
Other	(16)	(95)
Total	$(267)	$760
(a) The gain in the first three months of 2021 includes a $0.3 million dividend received from kaléo in the first quarter of 2021. See Note 12.
(b) Costs associated with operating under COVID-19 conditions include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.
(c) Represents the unrealized loss on the Company’s investment in Harbinger Capital Partners Special Situations Fund L.P. that had a fair value of $0.2 million as of March 31, 2022 and $0.2 million as of December 31, 2021 reported in "Other assets" in the condensed consolidated balance sheet.

6. EARNINGS PER SHARE
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

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Weighted average shares outstanding used to compute basic earnings per share	33,654	33,406
Incremental dilutive shares attributable to stock options and restricted stock	42	238
Shares used to compute diluted earnings per share	33,696	33,644
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,477,708 and 411,516 for the three months ended March 31, 2022 and 2021, respectively.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component are summarized as follows:

	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	(85,792)	901	(64,613)	(149,504)
Other comprehensive income (loss)	6,264	10,003	—	16,267
Income tax (expense) benefit	(728)	(3,190)	—	(3,918)
Other comprehensive income (loss), net of tax	5,536	6,813	—	12,349
Reclassification adjustment to net income (loss)	—	(1,157)	3,250	2,093
Income tax (expense) benefit	—	274	(712)	(438)
Reclassification adjustment to net income (loss), net of tax	—	(883)	2,538	1,655
Other comprehensive income (loss), net of tax	5,536	5,930	2,538	14,004
Balance at March 31, 2022	$(80,256)	$6,831	$(62,075)	$(135,500)

	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	(84,149)	2,264	(96,519)	(178,404)
Other comprehensive income (loss)	(2,920)	231	—	(2,689)
Income tax (expense) benefit	272	42	—	314
Other comprehensive income (loss), net of tax	(2,648)	273	—	(2,375)
Reclassification adjustment to net income (loss)	—	(655)	4,243	3,588
Income tax (expense) benefit	—	146	(924)	(778)
Reclassification adjustment to net income (loss), net of tax	—	(509)	3,319	2,810
Other comprehensive income (loss), net of tax	(2,648)	(236)	3,319	435
Balance at March 31, 2021	$(86,797)	$2,028	$(93,200)	$(177,969)
The amounts reclassified out of accumulated other comprehensive income (loss) related to pension and other postretirement benefits is included in the computation of net periodic pension costs, see Note 4 for additional details.
8. DERIVATIVES
Tredegar uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and exposure from currency volatility that exists as part of ongoing business operations in Flexible Packaging Films. These derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the condensed consolidated balance sheet at fair value. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $24.2 million (14.3 million pounds of aluminum) at March 31, 2022 and $22.1 million (14.9 million pounds of aluminum) at December 31, 2021.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$6,665	Prepaid expenses and other	$2,085
Aluminum futures contracts	Other assets	521	Other assets	—
Liability derivatives: Aluminum futures contracts	Accrued expenses	(43)	Accrued expenses	(119)
Net asset		$7,143		$1,966
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real ("R$") is annual net costs of R$150 million for the full year of 2022.
Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,615	5.4247	R$8,761	Apr-22	68%
$1,647	5.4545	R$8,984	May-22	70%
$1,596	5.4890	R$8,760	Jun-22	68%
$1,719	5.5200	R$9,489	Jul-22	74%
$1,708	5.5560	R$9,490	Aug-22	74%
$1,780	5.5915	R$9,953	Sep-22	77%
$1,793	5.6264	R$10,088	Oct-22	78%
$1,784	5.6597	R$10,097	Nov-22	78%
$1,659	5.6962	R$9,450	Dec-22	73%
$625	5.5145	R$3,447	Jan-23	24%
$625	5.5581	R$3,474	Feb-23	24%
$625	5.6014	R$3,501	Mar-23	24%
$625	5.6446	R$3,528	Apr-23	24%
$625	5.6866	R$3,554	May-23	24%
$625	5.7323	R$3,583	Jun-23	24%
$625	5.7756	R$3,610	Jul-23	25%
$625	5.8197	R$3,637	Aug-23	25%
$625	5.8627	R$3,664	Sep-23	25%
$625	5.9028	R$3,689	Oct-23	25%
$625	5.9414	R$3,713	Nov-23	25%
$625	5.9800	R$3,738	Dec-23	25%
$22,801	5.6230	R$128,210		39%
These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.’s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the condensed consolidated statements of income.
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$2,127	Prepaid expenses and other	$—
Foreign currency forward contracts	Other assets	481	Other assets	—
Liability derivatives: Foreign currency forward contracts	Accrued expenses	—	Accrued expenses	(1,255)
Net asset (liability)		$2,608		$(1,255)

These derivative contracts involve elements of market risk that are not reflected on the condensed consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to any forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to any aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to the best and most credit-worthy customers. The counterparties to the Company’s foreign currency cash flow hedge contracts are major financial institutions.
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2022 and 2021 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended March 31,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2022	2021	2022		2021
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$6,182	$1,515	$—	$3,821	$—	$(1,283)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(1,005)	$640	$(15)	$(137)	$17	$(2)
As of March 31, 2022, the Company expects $3.5 million of unrealized after-tax gains on aluminum and foreign currency derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2022 and 2021, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
9. INCOME TAXES
Tredegar recorded tax expense of $0.8 million on pre-tax income from continuing operations of $17.2 million in the first three months of 2022. Therefore, the effective tax rate in the first three months of 2022 was 4.5%, compared to 24.4% in the first three months of 2021. The decrease in the effective tax rate for continuing operations is primarily due to a discrete benefit recorded in the first quarter of 2022 resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. As the result of these regulations, future Brazilian income tax will be deductible, but not creditable, in the U.S. The accounting rules require a reduction of the U.S. deferred tax liability previously established related to anticipated future income from Brazil. The tax effect of the reduction of the U.S. deferred tax liability resulted in the discrete tax benefit described above. This one-time discrete benefit is expected to reduce the effective tax rate for the remainder of 2022, which will be offset by an expected increase to the effective tax rate as the result of Brazilian income tax no longer being creditable in the U.S. for the foreseeable future. Total deferred tax assets declined during the first quarter of 2022 compared to December 31, 2021 primarily due to changes in other comprehensive income and the projected utilization of foreign tax credits partially offset by the change in the deferred tax liability discussed above.
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
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 13-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $1.5 million in the first three months of 2022 and 2021.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2018.

10. BUSINESS SEGMENTS
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

The following table presents net sales and EBITDA from ongoing operations by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net Sales
Aluminum Extrusions	$158,110	$118,125
PE Films	31,131	27,953
Flexible Packaging Films	39,244	32,521
Total net sales	228,485	178,599
Add back freight	8,081	6,223
Sales as shown in the condensed consolidated statements of income	$236,566	$184,822
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$23,919	$13,302
Depreciation & amortization	(4,261)	(4,130)
EBIT	19,658	9,172
Plant shutdowns, asset impairments, restructurings and other	(105)	183
PE Films:
Ongoing operations:
EBITDA	7,047	7,213
Depreciation & amortization	(1,595)	(1,420)
EBIT	5,452	5,793
Plant shutdowns, asset impairments, restructurings and other	(102)	(124)
Flexible Packaging Films:
Ongoing operations:
EBITDA	5,035	9,623
Depreciation & amortization	(550)	(466)
EBIT	4,485	9,157
Plant shutdowns, asset impairments, restructurings and other	(43)	(38)
Total	29,345	24,143
Interest income	29	7
Interest expense	786	822
Gain on investment in kaléo	—	718
Stock option-based compensation costs	631	468
Corporate expenses, net	10,722	10,863
Income (loss) from continuing operations before income taxes	17,235	12,715
Income tax expense (benefit)	778	3,097
Income (loss) from continuing operations	16,457	9,618
Income (loss) from discontinued operations, net of tax	(35)	(587)
Net income (loss)	$16,422	$9,031

The following table presents identifiable assets by segment at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Aluminum Extrusions	$311,971	$280,521
PE Films	115,307	113,613
Flexible Packaging Films	92,852	75,269
Subtotal	520,130	469,403
General corporate	18,742	23,482
Cash and cash equivalents	25,648	30,521
Discontinued operations	151	178
Total	$564,671	$523,584
The following tables disaggregate the Company’s revenue by geographic area and product group for the three months ended March 31, 2022 and 2021:

Net Sales by Geographic Area (a)
	Three Months Ended March 31,
(In thousands)	2022	2021
United States	$182,138	$132,897
Exports from the United States to:
Asia	12,465	13,362
Latin America	1,441	1,102
Canada	4,193	5,434
Europe	1,363	955
Operations outside the United States:
Brazil	26,885	24,849
Total	$228,485	$178,599
(a) Export sales relate entirely to PE Films. Operations in Brazil relate entirely to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $6.5 million and $6.9 million in the first three months of 2022 and 2021, respectively.

Net Sales by Product Group
	Three Months Ended March 31,
(In thousands)	2022	2021
Aluminum Extrusions:
Nonresidential building & construction	$80,921	$57,229
Consumer durables	16,891	13,152
Automotive	13,841	11,415
Residential building & construction	16,465	12,708
Electrical	7,287	7,180
Machinery & equipment	12,945	8,925
Distribution	9,760	7,516
Subtotal	158,110	118,125
PE Films:
Surface protection films	22,148	20,601
Packaging	8,983	7,352
Subtotal	31,131	27,953
Flexible Packaging Films	39,244	32,521
Total	$228,485	$178,599
11. DIVESTITURES
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
The following table summarizes the financial results of discontinued operations reflected in the condensed consolidated statements of income for the three and three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Costs and expenses:
Selling, general and administrative	45	1,050
Adjustment to the fair value estimates used in the disposal of Personal Care Films(a)	—	(299)
Total	45	751
Income (loss) from discontinued operations before income taxes	(45)	(751)
Income tax expense (benefit)	(10)	(164)
Income (loss) from discontinued operations, net of tax	$(35)	$(587)
(a) Represents a net increase to the estimated fair value of Personal Care Films primarily due to lower costs associated with IT transition-related services to provide the seller developed assets, which did not exist at the time of the sale, to support the seller's IT infrastructure.

The assets and liabilities of the discontinued operations reflected in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, were as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Assets
Prepaid expenses and other (a)	$151	$178

Liabilities
Accrued expenses (a)	$178	$193
(a) The condensed consolidated balance sheet of discontinued operations as of March 31, 2022 includes $0.2 million of other receivables related to the settlement of customary post-closing adjustments and other miscellaneous accrued expenses of $0.2 million. The condensed consolidated balance sheet of discontinued operations as of December 31, 2021 includes $0.2 million of other receivables related to the settlement of customary post-closing adjustments and other miscellaneous accrued expenses of $0.2 million.

The following table provides significant operating and investing cash flow information for discontinued operations:

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating activities
Other	—	(299)
12. INVESTMENTS
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
On December 27, 2021, the Company completed the sale of its investment interests in kaléo (Series A-3 Preferred Stock, Series B Preferred Stock and common stock) that, taken together, represented on a fully-diluted basis an approximate 18% interest in kaléo. Tredegar received closing cash proceeds of $47.1 million. A pre-tax gain of $0.7 million on the Company’s investment in kaléo was recognized in the first quarter ended March 31, 2021 which is reported in “Other income (expense), net” in the condensed consolidated statements of income. The gain in 2021 includes a $0.3 million dividend received from kaléo in the first quarter of 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q ("Form 10-Q") press release may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When the Company uses the words “believe,” “estimate,” “anticipate,” “appear to,” “expect,” “project,” “plan,” “likely,” “may” and similar expressions, it does so to identify forward-looking statements. Such statements are based on the Company's then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that the Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. In addition, the Company's current projections for its businesses could be materially affected by the highly uncertain impact of the COVID-19 pandemic. As a consequence, the Company's results could differ significantly from its projections, depending on, among other things, the ultimate impact of the pandemic on employees, supply chains, customers and the U.S. and world economies. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation, the following:
•loss or gain of sales to significant customers on which the Company’s business is highly dependent;
•inability to achieve sales to new customers to replace lost business;
•inability to develop, efficiently manufacture and deliver new products at competitive prices;
•failure of the Company’s customers to achieve success or maintain market share;
•failure to protect our intellectual property rights;
•risks of doing business in countries outside the U.S. that affect our international operations;
•political, economic, and regulatory factors concerning the Company’s products;
•uncertain economic conditions in countries in which the Company does business, including rising inflation and the effects of the Russian invasion of Ukraine;
•competition from other manufacturers, including manufacturers in lower-cost countries and manufacturers benefiting from government subsidies;
•impact of fluctuations in foreign exchange rates;
~~•~~movement of pension plan assets and liabilities up through initiating hedging activities to fix underfunding amounts and assumptions thereafter relating to differences between the ultimate settlement benefit obligation and the projected benefit obligation, census data, administrative costs, the effectiveness of hedging activities and discounts required to liquidate non-public securities held by the plan;
•an increase in the operating costs incurred by the Company’s business units, including, for example, the cost of raw materials and energy;
•inability to successfully identify, complete or integrate strategic acquisitions; failure to realize the expected benefits of such acquisitions and assumption of unanticipated risks in such acquisitions;
•disruptions to the Company’s manufacturing facilities, including those resulting from labor shortages;
•the impact of public health epidemics on employees, production and the global economy, such as the COVID-19 pandemic;
•an information technology system failure or breach;
•the impact of the imposition of tariffs and sanctions on imported aluminum ingot used by Bonnell Aluminum;
•the impact of new tariffs, duties or other trade restrictions imposed as a result of trade tensions between the U.S. and other countries;
•the termination of anti-dumping duties on products imported to Brazil that compete with products produced by Flexible Packaging;
•failure to establish and maintain effective internal control over financial reporting;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC.

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
Unless otherwise stated or indicated, all comparisons are to the prior year period. References to "Notes" are to notes to our condensed consolidated financial statements found in Part I, Item 1 of this Form 10-Q.
Critical Accounting Policies and Estimates
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with GAAP. The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the 2021 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. Since December 31, 2021, there have been no changes in these policies that have had a material impact on our results of operations or financial position.
Business Overview
Tredegar Corporation is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American building and construction ("B&C"), automotive and specialty end-use markets through its Aluminum Extrusions segment; surface protection films for high-technology applications in the global electronics industry through its PE Films segment; and specialized polyester films primarily for the Latin American flexible packaging market through its Flexible Packaging Films segment. With approximately 2,400 employees, the Company operates manufacturing facilities in North America, South America, and Asia.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations is the measure of segment profit and loss used by Tredegar’s chief operating decision maker ("CODM") for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) from continuing operations as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
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
First Quarter Financial Results Highlights
First quarter 2022 net income from continuing operations was $16.5 million ($0.49 per diluted share) compared with net income from continuing operations of $9.6 million ($0.29 per diluted share) in the first quarter of 2021.
•EBITDA from ongoing operations for Aluminum Extrusions of $23.9 million was $10.6 million higher than the first quarter of 2021
•EBITDA from ongoing operations for PE Films of $7.0 million was $0.2 million lower than the first quarter of 2021
•EBITDA from ongoing operations for Flexible Packaging Films of $5.0 million was $4.6 million lower than the first quarter of 2021
All three of the Company's business segments continue to manage through supply chain disruptions and inflationary cost pressures, including raw material cost increases, shortages, transportation cost increases and delays. Refer to Quantitative and Qualitative Disclosures About Market Risk below for additional information on raw material price trends. The Company attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions. At Bonnell Aluminum, labor shortages associated with the COVID-19 operating environment have resulted in production challenges and inefficiencies. However, current bookings and backlog remain at record high levels.
Other losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the three months ended March 31, 2022 and 2021, respectively. Gains and losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.

Results of Operations
First Quarter of 2022 Compared with the First Quarter of 2021
The following table presents a bridge of consolidated net income (loss) from continuing operations from first quarter of 2021 to first quarter of 2022 with related management's discussion and analysis below the table.

(In thousands)
Net income from continuing operations for the three months ended March 31, 2021	$9,618
Income tax expense (benefit)	3,097
Income (loss) from continuing operations before income taxes	12,715
Increase (decrease) in income from increases (decreases) in the following items:
Sales	51,744
Other income (expense), net	(1,027)
Total	50,717
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	(41,975)
Freight	(1,858)
Selling, general and administrative	(2,898)
Other	534
Total	(46,197)
Income (loss) from continuing operations before income taxes	17,235
Income tax expense (benefit)	778
Net income from continuing operations for the three months ended March 31, 2022	$16,457
Sales in the first quarter of 2022 increased by $51.7 million compared with the first quarter of 2021. Net sales (sales less freight) in Aluminum Extrusions increased $40.0 million, primarily due to an increase in average selling prices to cover significantly higher aluminum raw material costs and higher operating costs, partially offset by lower sales volume. Net sales increased $3.2 million in PE Films, primarily due to higher volume in Surface Protection and higher selling prices for overwrap films. Net sales in Flexible Packaging Films increased $6.7 million, primarily due to higher selling prices from the pass-through of higher resin costs and favorable product mix, partially offset by lower sales volume. For more information on net sales and volume, see the Segment Operations Review below.
Other income decreased $1.0 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to a 2021 gain on the Company's investment in kaléo inc., which was historically accounted for under the fair value option and sold in the fourth quarter of 2021, and the non-recurring 2021 transition service fee income, net of corporate costs associated with the divested Personal Care Films business. See Note 5 for additional information.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 19.1% in the first quarter of 2022 compared to 20.2% in the first quarter of 2021. The gross profit margin in Aluminum Extrusions increased primarily due to an increase in average selling prices to cover significantly higher aluminum raw material costs and higher operating costs. The gross profit margin in PE Films decreased primarily due to lower Surface Protection sales related to previously disclosed customer product transitions, pricing pressures for products unrelated to the customer product transitions, higher freight expense, partially offset by higher volume, favorable mix and the pass-through lag associated with resin costs. The gross profit margin in Flexible Packaging Films decreased primarily due to higher raw material costs, higher variable costs and lower sales volume, partially offset by higher selling prices from the pass-through of higher resin costs, favorable absorption of fixed costs and favorable product mix.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 9.6% in the first quarter of 2022, compared with 10.9% in the first quarter of 2021. SG&A expenses and net sales increased year-over-year, while R&D expenses remained consistent with prior year. Increased SG&A spending is primarily due to higher employee-related compensation, higher professional fees associated with business development activities, higher professional fees associated with internal controls over financial reporting, net unfavorable foreign currency translation of Real-denominated operating costs, partially offset by lower stock-based compensation.

The effective tax rate used to compute income taxes for continuing operations in the first three months of 2022 was 4.5%, compared to 24.4% in the first three months of 2021. The decrease in the effective tax rate for continuing operations is primarily due to a discrete benefit recorded in the first quarter of 2022 resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. This one-time discrete benefit is expected to reduce the effective tax rate for the remainder of 2022, which will be offset by an expected increase to the effective tax rate as the result of Brazilian income tax no longer being creditable in the U.S. for the foreseeable future. See Note 9 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first quarters of 2022 and 2021 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended March 31,
($ in millions)	2022	2021
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses, net of relief[2]	0.1	(0.2)
Total for Aluminum Extrusions	$0.1	$(0.2)
PE Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[2]	$0.1	$0.2
Total for PE Films	$0.1	$0.2
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
(Gain), net of costs associated with the sale of the Lake Zurich manufacturing facility assets	$—	0.2
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities and other[1]	1.5	0.8
Professional fees associated with internal control over financial reporting[1]	0.4	0.2
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	—	0.1
Stock compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	—	0.4
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[2]	—	(0.3)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[4]	3.4	—
Total for Corporate	$5.3	$1.4
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Other income (expense), net” in the condensed consolidated statements of income.
3. Included in “Cost of goods sold” in the condensed consolidated statements of income.
4. Prior to the $50 million contribution made to the pension plan ("Special Contribution") (see “Corporate Expenses, Interest, & Other” section of this report), GAAP pension expense was a reasonable proxy for the Company’s required minimum cash contribution to the pension plan. The Company estimates that, with the Special Contribution, there will be no required minimum cash contributions until final settlement. Pension expense under GAAP is projected to be approximately $14 million in 2022, which is mainly comprised of non-cash amortization of deferred net actuarial losses reflected in the Company’s shareholders’ equity as accumulated other comprehensive losses. Beginning in 2022, and consistent with no expected required minimum cash contributions, no pension expense is included in calculating earnings before interest, taxes, depreciation and amortization as defined in the Company’s revolving credit agreement, which is used to compute certain borrowing ratios. See Note 4 for additional information.

Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$103.4	$138.1
Average interest rate	1.9%	1.7%
Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2022	2021
Sales volume (lbs)	43,010	44,365	(3.1)%
Net sales	$158,110	$118,125	33.8%
Ongoing operations:
EBITDA	$23,919	$13,302	79.8%
Depreciation & amortization	(4,261)	(4,130)	(3.2)%
EBIT*	$19,658	$9,172	114.3%
Capital expenditures	$2,881	$2,447
*See the table in Note 10, "Business Segments," of this Form 10-Q ("Note 10") for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
First Quarter 2022 Results vs. First Quarter 2021 Results
Net sales (sales less freight) in the first quarter of 2022 increased by 33.8% versus 2021 primarily due to an increase in average selling prices to cover significantly higher aluminum raw material costs and higher operating costs, partially offset by lower sales volume. Sales volume in the first quarter of 2022 decreased by 3.1% versus 2021. Sales volume in the specialty market, which represented 34% of total volume in 2021, decreased 5.2% in the first quarter of 2022 versus 2021. Sales volume in the automotive market, which represented 8% of total volume in 2021, declined 20.0% versus the first quarter of 2021. Non-residential B&C sales volume, which represented 51% of 2021 volume, increased 1.3% in the first quarter of 2022 versus 2021. Strong market demand in this sector has not been fully reflected in Bonnell Aluminum's first quarter 2022 results, due to pandemic-related labor shortages and resulting production inefficiencies. While the average number of direct labor employees at Bonnell Aluminum facilities increased approximately 5% and 3% in the first quarter of 2022 compared to the first and fourth quarters of 2021, respectively, the estimated average labor shortage levels was 143, 133 and 147 workers in the first quarter of 2022 and first and fourth quarters of 2021, respectively. Moreover, onboarding new employees has resulted in higher hiring and training costs in 2022 versus last year. However, current bookings and backlog remain at record high levels.
EBITDA from ongoing operations in the first quarter of 2022 increased by $10.6 million in comparison to the first quarter of 2021 primarily due to:
•Higher pricing ($14.7 million, net of the pass-through of aluminum raw material costs), partially offset by: lower volume ($0.4 million); higher labor and employee-related costs ($1.3 million) and lower labor productivity ($1.1 million); higher maintenance costs ($1.1 million); higher supply expense, including significant price increases in paint, chemicals, packaging and other supplies ($3.8 million); higher freight rates ($1.1 million); and increased selling, general and administrative expenses ($1.5 million); and
•The timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at lower prices in a quickly rising commodity pricing environment, resulted in a benefit of $7.1 million in the first quarter of 2022 versus a benefit of $1.0 million in the first quarter of 2021. The benefit in the first quarter of 2022 was net of an adverse impact from the lag in pricing ($1.8 million), in which products promised to customers at a specified price were shipped in a later period.
Aluminum Extrusions believes that it has adequate supply agreements for aluminum raw materials in 2022 and is in the process of securing supply sources to meet expected needs in 2023. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum prices.

Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $31 million in 2022, including $15 million for new enterprise resource planning and manufacturing execution systems ("ERP/MES"), $6 million for infrastructure upgrades at the facilities located in Niles, Michigan, Carthage, Tennessee and Newnan, Georgia and $3 million for other strategic projects. The ERP/MES project is expected to cost $28 million over a two-year time span. In addition to strategic projects, approximately $7 million will be required to support continuity of current operations. Depreciation expense is projected to be $14 million in 2022. Amortization expense is projected to be $2 million in 2022.
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2022	2021
Sales volume (lbs)	10,553	10,244	3.0%
Net sales	$31,131	$27,953	11.4%
Ongoing operations:
EBITDA	$7,047	$7,213	(2.3)%
Depreciation & amortization	(1,595)	(1,420)	(12.3)%
EBIT*	$5,452	$5,793	(5.9)%
Capital expenditures	$581	$1,233
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
First Quarter 2022 Results vs. First Quarter 2021 Results
Net sales increased by $3.2 million in the first quarter of 2022 versus the first quarter of 2021 primarily due to higher volume in Surface Protection and higher selling prices for overwrap films. Sales volume in Surface Protection increased 5% versus the first quarter of 2021.
EBITDA from ongoing operations in the first quarter of 2022 decreased by $0.2 million versus the first quarter of 2021, primarily due to:
•A $0.9 million decrease from Surface Protection associated with lower sales related to previously disclosed customer product transitions ($1.5 million), competitive pricing pressures for products unrelated to the customer product transitions ($1.4 million) and higher freight expense ($0.2 million), partially offset by higher volume, favorable mix ($1.0 million) and the pass-through lag associated with resin costs (benefit of $0.6 million in the first quarter of 2022 vs. charge of $0.5 million in the first quarter of 2021); and
•A $0.7 million increase from overwrap films primarily related to a benefit from the pass-through lag associated with resin costs (benefit of $0.3 million in the first quarter of 2022 versus a charge of $0.3 million in the first quarter of 2021) and favorable selling, general and administrative expenses ($0.4 million), partially offset by unfavorable mix ($0.2 million).
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on resin prices.
Customer Product Transitions and Other Factors in Surface Protection
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation processes and then discarded.
The Company previously reported the risk that a portion of its film products used in surface protection applications would be made obsolete by customer product transitions to less costly alternative processes or materials. The Company estimates that these transitions, which principally relate to one customer, adversely impacted pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations for PE Films by $14.8 million during 2021 versus 2020. A total decline of $7 million in pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations due to the transitions is expected in 2022 versus 2021, at which time the transitions are expected to be complete.
The Surface Protection business is also experiencing competitive pricing pressures, unrelated to the customer product transitions, that are expected to adversely impact pre-tax income from continuing operations as reported under GAAP and

EBITDA from ongoing operations by approximately $6 million for full year 2022 versus 2021. To offset the expected adverse impact of the customer transitions and pricing pressures, the Company is aggressively pursuing and making progress in generating contribution from sales of new surface protection products, applications and customers and driving production efficiencies and cost savings. Annual contribution to pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations for PE Films from sales of products unrelated to previously disclosed customer product transitions increased $7 million for the two-year period ended December 31, 2021, which excludes the impact of resin pass-through lag but includes the adverse impact of customer inventory corrections, customer production slowdowns associated with COVID-19-related factors, and a slowdown in the television market in the fourth quarter of 2021.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $5 million in 2022, including $2 million for productivity projects and $3 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $7 million in 2022. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2022	2021
Sales volume (lbs)	26,005	27,408	(5.1)%
Net sales	$39,244	$32,521	20.7%
Ongoing operations:
EBITDA	$5,035	$9,623	(47.7)%
Depreciation & amortization	(550)	(466)	(18.0)%
EBIT*	$4,485	$9,157	(51.0)%
Capital expenditures	$1,545	$1,271
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
First Quarter 2022 Results vs. First Quarter 2021 Results
Sales volume declined by 5.1% during the first quarter of 2022 versus the first quarter of 2021, which reflected the surge in pandemic-related demand. Net sales in the first quarter of 2022 increased 20.7% compared to the first quarter of 2021, primarily due to higher selling prices from the pass-through of higher resin costs and favorable product mix, partially offset by lower sales volume.
EBITDA from ongoing operations in the first quarter of 2022 decreased by $4.6 million versus the first quarter of 2021 primarily due to:
•Higher raw material costs ($6.0 million), higher variable costs ($1.6 million) and lower sales volume ($0.8 million), partially offset by higher selling prices ($4.9 million) from the pass-through of higher resin costs, favorable absorption of fixed costs ($0.4 million) and favorable product mix ($0.3 million);
•Net unfavorable foreign currency translation of Real-denominated operating costs ($0.3 million); and
•Foreign currency transaction losses ($0.9 million) in the first quarter of 2022 compared to foreign currency transaction gains ($0.4 million) in the first quarter of 2021.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on polyester fiber and component price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $8 million in 2022, including $4 million for new capacity for value-added products and productivity projects and $4 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $2 million in 2022. Amortization expense is projected to be $0.4 million in 2022.
Corporate Expenses, Interest & Other
Corporate expenses, net in the first three months of 2022 remained consistent with the first three months of 2021 as lower stock-based compensation ($0.8 million) was substantially offset by higher professional fees associated with remediation activities related to the Company's previously disclosed material weaknesses in internal control over financial reporting ($0.3 million), non-recurring 2021 transition service fee income, net of corporate costs associated with the divested Personal Care Films business ($0.3 million) and higher professional fees associated with business development activities ($0.1 million).
Interest expense of $0.8 million in the first three months of 2022 remained consistent with the first three months of 2021 as lower average debt levels were offset by higher average interest rates.
Pension expense under GAAP of $3.5 million in the first three months of 2022 remained consistent with the first three months of 2021. On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan, which could take up to 24 months to complete. In connection therewith, the Company borrowed funds under its revolving credit agreement and made a $50 million contribution to the pension plan (the “Special Contribution”) to reduce its underfunding and as part of a program within the pension plan to hedge or fix the expected future contributions that will be needed by the Company through the settlement process. The Company expects to realize income tax cash benefits on the Special Contribution of approximately $11 million in 2022. Administrative costs for the pension plan through the settlement process are estimated at $4 to $5 million.
Tredegar’s frozen defined benefit pension plan was underfunded on a GAAP basis by $69 million at December 31, 2021, comprised of investments at fair value of $245 million and a projected benefit obligation (“PBO”) of $314 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though these values change daily. The Company estimates that the Special Contribution and changes to the values of pension plan assets and liabilities resulted in a decrease in the underfunding on a GAAP basis from $69 million at December 31, 2021 to approximately $13 million at March 31, 2022. The ultimate settlement benefit obligation may differ from the PBO, depending on market factors for buyers of pension obligations at the time of settlement.
Prior to the Special Contribution, GAAP pension expense was a reasonable proxy for the Company’s required minimum cash contribution to the pension plan. The Company estimates that, with the Special Contribution, there will be no required minimum cash contributions until final settlement. Pension expense under GAAP is projected to be approximately $14 million in 2022, which is mainly comprised of non-cash amortization of deferred net actuarial losses reflected in the Company’s shareholders’ equity as accumulated other comprehensive losses. Beginning in 2022, and consistent with no expected required minimum cash contributions, no pension expense is included in calculating earnings before interest, taxes, depreciation and amortization as defined in the Company’s revolving credit agreement.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from continuing operations from December 31, 2021 to March 31, 2022 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the condensed consolidated statements of cash flows.
•Accounts and other receivables increased $26.2 million (25.4%).
~~◦~~Accounts and other receivables in Aluminum Extrusions increased by $20.1 million primarily due to an increase in average selling prices to cover significantly higher aluminum raw material costs and higher operating costs, partially offset by lower sales volume. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 48.2 days for the 12 months ended March 31, 2022 and 47.6 days for the 12 months ended December 31, 2021.
◦Accounts and other receivables in PE Films increased by $1.9 million due to higher volume in Surface Protection and the timing of cash receipts. DSO was approximately 27.9 days for the 12 months ended March 31, 2022 and 28.5 days for the 12 months ended December 31, 2021.
~~◦~~Accounts and other receivables in Flexible Packaging Films increased by $4.3 million primarily due to higher selling prices from the pass-through of higher resin costs and favorable product mix, partially offset by lower sales volume. DSO was approximately 41.4 days for the 12 months ended March 31, 2022 and 40.0 days for the 12 months ended December 31, 2021.
•Inventories increased $16.0 million (18.1%).
◦Inventories in Aluminum Extrusions increased by $8.1 million due to higher average aluminum prices and the impact of COVID-19-related operational and production inefficiencies on the timing of shipments. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 43.9 days for the 12 months ended March 31, 2022 and 41.4 days for the 12 months ended December 31, 2021.

◦Inventories in PE Films increased $1.2 million due to higher planned raw material levels. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 59.2 days for the 12 months ended March 31, 2022 and 62.8 days for the 12 months ended December 31, 2021.
◦Inventories in Flexible Packaging Films increased by $6.7 million primarily due to the impact of higher average resin prices on raw materials and higher finished good levels due to lower than anticipated sales demand. DIO was approximately 95.0 days for the 12 months ended March 31, 2022 and 93.1 days for the 12 months ended December 31, 2021.
•Net property, plant and equipment increased $2.2 million primarily due to capital expenditures of $4.7 million and a change in the value of the U.S. dollar relative to foreign currencies (an increase of approximately $3.5 million), partially offset by depreciation expense of $5.8 million.
•Identifiable intangible assets, net decreased by $0.5 million (3.7%) due to amortization expense.
•Deferred income tax assets decreased $4.3 million during the first quarter of 2022 compared to December 31, 2021 primarily due to changes in other comprehensive income and the projected utilization of foreign tax credits partially offset by the change in the deferred tax liability as a result of the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. See Note 9 for additional information.
•Accounts payable increased $20.8 million (16.8%).
◦Accounts payable in Aluminum Extrusions increased by $15.7 million primarily due to higher average aluminum prices. DPO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 61.0 days for the 12 months ended March 31, 2022 and 60.1 days for the 12 months ended December 31, 2021.
◦Accounts payable in PE Films increased by $2.8 million primarily due to higher resin costs related to raw material purchases. DPO was approximately 47.0 days for the 12 months ended March 31, 2022 and 44.0 days for the 12 months ended December 31, 2021.
◦Accounts payable in Flexible Packaging Films increased $3.0 million due to higher resin costs related to raw material purchases and the impact from the change in the U.S. dollar value of currencies related to operations outside of the U.S. DPO was approximately 69.2 days for the 12 months ended March 31, 2022 and 68.2 days for the 12 months ended December 31, 2021.
Net cash used in operating activities was $54.7 million in the first three months of 2022 compared to net cash provided by operating activities of $9.9 million in the first three months of 2021. The change in operating activities is primarily due to the Special Contribution ($50 million) to the pension plan and lower net working capital ($16.0 million).
Net cash used in investing activities decreased during the first three months of 2022 compared to the first three months of 2021 due to lower capital expenditure spending ($0.2 million).
Net cash provided by financing activities of $53.8 million in the first three months of 2022, compared to $5.9 million in the first three months of 2021, increased primarily due to higher net borrowings ($49.3 million) under the Credit Agreement (as defined below) to fund the $50 million Special Contribution to the pension plan.
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
At March 31, 2022, the Company had cash and cash equivalents of $25.6 million, including cash and cash equivalents held by locations outside the U.S. of $8.4 million.
Tredegar has a five-year secured revolving credit agreement (the “Credit Agreement”) providing for aggregate borrowings in an amount of $375 million, which matures in June 2024.

Net capitalization and indebtedness as defined under the Credit Agreement as of March 31, 2022 were as follows:

Net Capitalization and Indebtedness as of March 31, 2022
(In thousands)
Net capitalization:
Cash and cash equivalents	$25,648
Debt:
Credit Agreement	131,250
Debt, net of cash and cash equivalents	105,602
Shareholders’ equity	211,868
Net capitalization	$317,470
Indebtedness as defined in Credit Agreement:
Total debt	$131,250
Indebtedness	$131,250
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
At March 31, 2022, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 150.0 basis points.
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
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At March 31, 2022, based upon the most restrictive covenant within the Credit Agreement, available credit under the Credit Agreement was approximately $244 million. Total debt outstanding was $131 million and $73 million as of March 31, 2022 and December 31, 2021, respectively.
Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA and the leverage ratio and interest coverage ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA and Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended March 31, 2022 (In Thousands)
Computation of Credit EBITDA for the twelve months ended March 31, 2022:
Net income (loss)	$65,217
Plus:
After-tax losses related to discontinued operations	(441)
Total income tax expense for continuing operations	6,965
Interest expense	3,350
Depreciation and amortization expense for continuing operations	24,090
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,753)	10,161
Charges related to stock option grants and awards accounted for under the fair value-based method	2,658
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(95)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(3,859)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(12,062)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	13,950
Credit EBITDA as defined in Credit Agreement	$109,934
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at March 31, 2022:
Leverage ratio (indebtedness-to-Credit EBITDA)	1.19x
Interest coverage ratio (Credit EBITDA-to-interest expense)	32.82x
Most restrictive covenants as defined in the Credit Agreement:
Available balance of maximum permitted aggregate amount of dividends that can be paid by Tredegar during the remaining term of the Credit Agreement ($75,000 minus $24,246 of dividends paid after December 1, 2020)	50,754
Maximum leverage ratio permitted	4.00x
Minimum interest coverage ratio permitted	3.00x

Tredegar was in compliance with all of its debt covenants as of March 31, 2022. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephthalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See Liquidity and Capital Resources above regarding interest rate exposures related to borrowings under the Credit Agreement.
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
Tredegar estimates that the impact on PE Films EBITDA from ongoing operations from the change in the value of foreign currencies relative to the U.S. Dollar was flat in the first quarter of 2022 compared with the first quarter of 2021.
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of March 31, 2022, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management concluded, as disclosed in the 2021 Form 10-K, that the Company’s internal control over financial reporting was not effective as of December 31, 2021, because of the material weaknesses in internal control over financial reporting discussed below.
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
•Control Activities: As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls and general information technology controls were determined to be pervasive throughout the Company’s processes.
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
The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2021 consolidated financial statements included in the 2021 Form 10-K, expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting as of December 31, 2021.
Remediation Plan and Efforts to Address the Previously Identified Material Weaknesses
To remediate the material weaknesses described above, the Company, with the oversight of the Audit Committee of the Board of Directors (the “Audit Committee”), has been pursuing the six remediation steps as originally identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s remediation plan was designed with the assistance of management’s outside consultant, an internationally recognized accounting firm. In the first quarter of 2022, the Company began to implement new and revised internal controls over financial reporting designed as part of management’s remediation plan across the organization. The Company continues to work with its outside consultant to assist in completing the remaining steps in the remediation plan and believes that its remediation plan will be sufficient to remediate the identified material weaknesses and strengthen its internal control over financial reporting. As the Company continues to evaluate, implement and works to improve, its internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.
Through the first quarter of 2022, the Company has completed certain steps in its remediation plan, including:
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
•implemented a software solution to assist in monitoring and documenting compliance with SOX;
•migrated certain components of a legacy information technology system onto a common information technology environment; and
•implemented new and revised internal controls over financial reporting for certain processes and information technology environments.
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
•implementation of controls across the remaining processes and information technology environments; and
•ongoing training with control owners, as necessary.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of making certain changes in its internal controls to remediate the material weaknesses as described above. The execution of the material aspects of this remediation plan began in the second quarter of 2019. Except as noted above with respect to the completion of certain steps in the remediation plan and implementation of certain new and revised internal controls over financial reporting, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II - OTHER INFORMATION
Item 1A.    Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2021 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our risk factors previously disclosed in the 2021 Form 10-K.

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

Tredegar Corporation
(Registrant)

Date:	May 9, 2022	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2022	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2022	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)