Form 10-Q
period 2022-06-30
TREDEGAR CORP
filed 2022-08-08
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of July 29, 2022: 33,982,479

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$27,462	$30,521
Accounts and other receivables, net	127,995	103,312
Income taxes recoverable	641	2,558
Inventories	121,369	88,569
Prepaid expenses and other	8,180	11,275
Current assets of discontinued operations	151	178
Total current assets	285,798	236,413
Property, plant and equipment, at cost	510,596	498,311
Less: accumulated depreciation	(336,821)	(327,930)
Net property, plant and equipment	173,775	170,381
Right-of-use leased assets	13,111	13,847
Identifiable intangible assets, net	12,879	14,152
Goodwill	70,608	70,608
Deferred income taxes	12,220	15,723
Other assets	3,423	2,460
Total assets	$571,814	$523,584
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$174,646	$123,760
Accrued expenses	32,680	33,104
Lease liability, short-term	2,205	2,158
Income taxes payable	1,362	9,333
Current liabilities of discontinued operations	71	193
Total current liabilities	210,964	168,548
Lease liability, long-term	11,954	12,831
Long-term debt	101,500	73,000
Pension and other postretirement benefit obligations, net	28,415	78,265
Other non-current liabilities	7,196	6,218
Total liabilities	360,029	338,862
Shareholders’ equity:
Common stock, no par value (issued and outstanding 33,965,478 shares at June 30, 2022 and 33,736,629 shares at December 31, 2021)	56,911	55,174
Common stock held in trust for savings restoration plan (110,564 shares at June 30, 2022 and 108,433 shares at December 31, 2021)	(2,161)	(2,135)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(85,486)	(85,792)
Gain (loss) on derivative financial instruments	(2,330)	901
Pension and other postretirement benefit adjustments	(59,519)	(64,613)
Retained earnings	304,370	281,187
Total shareholders’ equity	211,785	184,722
Total liabilities and shareholders’ equity	$571,814	$523,584
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues and other items:
Sales	$274,363	$211,129	$510,929	$395,951
Other income (expense), net	1,261	8,122	994	8,882
	275,624	219,251	511,923	404,833
Costs and expenses:
Cost of goods sold	218,088	158,692	401,348	299,977
Freight	11,036	7,044	19,118	13,267
Selling, general and administrative	18,862	20,275	40,143	38,659
Research and development	1,754	1,436	3,278	3,157
Amortization of identifiable intangibles	666	723	1,329	1,446
Pension and postretirement benefits	3,506	3,540	6,982	7,080
Interest expense	1,234	891	2,020	1,713
Asset impairments and costs associated with exit and disposal activities, net of adjustments	134	199	126	368
Total	255,280	192,800	474,344	365,667
Income (loss) from continuing operations before income taxes	20,344	26,451	37,579	39,166
Income tax expense (benefit)	5,556	5,723	6,334	8,820
Net income (loss) from continuing operations	14,788	20,728	31,245	30,346
Income (loss) from discontinued operations, net of tax	81	508	47	(79)
Net income (loss)	$14,869	$21,236	$31,292	$30,267

Earnings (loss) per share:
Basic:
Continuing operations	$0.44	$0.62	$0.93	$0.91
Discontinued operations	—	0.02	—	—
Basic earnings (loss) per share	$0.44	$0.64	$0.93	$0.91
Diluted:
Continuing operations	$0.44	$0.61	$0.93	$0.90
Discontinued operations	—	0.02	—	—
Diluted earnings (loss) per share	$0.44	$0.63	$0.93	$0.90
Shares used to compute earnings (loss) per share:
Basic	33,814	33,594	33,734	33,500
Diluted	33,854	33,740	33,776	33,692
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$14,869	$21,236
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $482 in 2022 and net of tax expense of $463 in 2021)	(5,230)	3,993
Derivative financial instruments adjustment (net of tax benefit of $3,359 in 2022 and net of tax expense of $547 in 2021)	(9,161)	1,468
Amortization of prior service costs and net gains or losses (net of tax expense of $712 in 2022 and net of tax expense of $922 in 2021)	2,556	3,318
Other comprehensive income (loss)	(11,835)	8,779
Comprehensive income (loss)	$3,034	$30,015

	Six Months Ended June 30,
	2022	2021
Net income (loss)	$31,292	$30,267
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $246 in 2022 and net of tax expense of $191 in 2021)	306	1,345
Derivative financial instruments adjustment (net of tax benefit of $443 in 2022 and net of tax expense of $359 in 2021)	(3,231)	1,232
Amortization of prior service costs and net gains or losses (net of tax expense of $1,424 in 2022 and net of tax expense of $1,846 in 2021)	5,094	6,637
Other comprehensive income (loss)	2,169	9,214
Comprehensive income (loss)	$33,461	$39,481
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$31,292	$30,267
Adjustments for noncash items:
Depreciation	11,536	10,875
Amortization of identifiable intangibles	1,329	1,446
Reduction of right-of-use lease asset	1,072	1,066
Deferred income taxes	2,516	2,477
Accrued pension and post-retirement benefits	7,013	7,080
Stock-based compensation expense	1,842	2,444
Gain on investment in kaléo	(1,406)	(600)
Changes in assets and liabilities:
Accounts and other receivables	(24,172)	(12,840)
Inventories	(31,495)	(14,020)
Income taxes recoverable/payable	(6,129)	2,680
Prepaid expenses and other	(516)	7,267
Accounts payable and accrued expenses	47,388	8,040
Lease liability	(1,166)	(1,051)
Pension and postretirement benefit plan contributions	(50,314)	(4,020)
Other, net	1,781	396
Net cash (used in) provided by operating activities	(9,429)	41,507
Cash flows from investing activities:
Capital expenditures	(13,514)	(11,324)
Proceeds from the sale of kaléo	1,406	—
Net cash used in investing activities	(12,108)	(11,324)
Cash flows from financing activities:
Borrowings	221,250	34,000
Debt principal payments	(192,750)	(51,000)
Dividends paid	(8,135)	(8,070)
Debt financing costs	(1,245)	—
Other	(396)	915
Net cash provided by (used in) financing activities	18,724	(24,155)
Effect of exchange rate changes on cash	(246)	424
Increase (decrease) in cash & cash equivalents	(3,059)	6,452
Cash and cash equivalents at beginning of period	30,521	11,846
Cash and cash equivalents at end of period	$27,462	$18,298
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance April 1, 2022	$55,953	$293,563	$(2,148)	$(135,500)	$211,868
Net income (loss)	—	14,869	—	—	14,869
Foreign currency translation adjustment	—	—	—	(5,230)	(5,230)
Derivative financial instruments adjustment	—	—	—	(9,161)	(9,161)
Amortization of prior service costs and net gains or losses	—	—	—	2,556	2,556
Cash dividends declared ($0.12 per share)	—	(4,075)	—	—	(4,075)
Stock-based compensation expense	958	—	—	—	958
Tredegar common stock purchased by trust for savings restoration plan	—	13	(13)	—	—
Balance June 30, 2022	$56,911	$304,370	$(2,161)	$(147,335)	$211,785
The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2022	$55,174	$281,187	$(2,135)	$(149,504)	$184,722
Net income (loss)	—	31,292	—	—	31,292
Foreign currency translation adjustment	—	—	—	306	306
Derivative financial instruments adjustment	—	—	—	(3,231)	(3,231)
Amortization of prior service costs and net gains or losses	—	—	—	5,094	5,094
Cash dividends declared ($0.24 per share)	—	(8,135)	—	—	(8,135)
Stock-based compensation expense	2,133	—	—	—	2,133
Repurchase of employee common stock for tax withholdings	(396)	—	—	—	(396)
Tredegar common stock purchased by trust for savings restoration plan	—	26	(26)	—	—
Balance June 30, 2022	$56,911	$304,370	$(2,161)	$(147,335)	$211,785

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2021:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at April 1, 2021	$51,557	$244,496	$(2,097)	$(177,969)	$115,987
Net income (loss)	—	21,236	—	—	21,236
Foreign currency translation adjustment	—	—	—	3,993	3,993
Derivative financial instruments adjustment	—	—	—	1,468	1,468
Amortization of prior service costs and net gains or losses	—	—	—	3,318	3,318
Cash dividends declared ($0.12 per share)	—	(4,045)	—	—	(4,045)
Stock-based compensation expense	1,383	—	—	—	1,383
Tredegar common stock purchased by trust for savings restoration plan	—	12	(12)	—	—
Balance at June 30, 2021	$52,940	$261,699	$(2,109)	$(169,190)	$143,340
The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2021:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2021	$50,066	$239,480	$(2,087)	$(178,404)	$109,055
Net income (loss)	—	30,267	—	—	30,267
Foreign currency translation adjustment	—	—	—	1,345	1,345
Derivative financial instruments adjustment	—	—	—	1,232	1,232
Amortization of prior service costs and net gains or losses	—	—	—	6,637	6,637
Cash dividends declared ($0.24 per share)	—	(8,070)	—	—	(8,070)
Stock-based compensation expense	1,959	—	—	—	1,959
Shares issued upon exercise of stock options	915	—	—	—	915
Tredegar common stock purchased by trust for savings restoration plan	—	22	(22)	—	—
Balance at June 30, 2021	$52,940	$261,699	$(2,109)	$(169,190)	$143,340
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of June 30, 2022, the condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021, the condensed consolidated cash flows for the six months ended June 30, 2022 and 2021, and the condensed consolidated changes in shareholders’ equity for the six months ended June 30, 2022 and 2021, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal second quarter for 2022 and 2021 for this segment references 13-week periods ended June 26, 2022 and June 27, 2021.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. There was no intercompany funding with Aluminum Extrusions between June 26, 2022 and June 30, 2022.
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
The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Adopted.
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which clarified the scope and application of the original guidance. In the second quarter of 2022, the Company adopted ASU 2020-04, which did not have a material impact on the Company’s consolidated financial statements.
2. ACCOUNTS AND OTHER RECEIVABLES
As of June 30, 2022 and December 31, 2021, accounts receivable and other receivables, net include the following:

	June 30,	December 31,
(In thousands)	2022	2021
Customer receivables	$126,441	$102,090
Other receivables	3,583	2,958
Total accounts and other receivables	130,024	105,048
Less: Allowance for bad debts	(2,029)	(1,736)
Total accounts and other receivables, net	$127,995	$103,312

3. INVENTORIES
The components of inventories are as follows:

(In thousands)	June 30, 2022	December 31, 2021
Finished goods	$30,486	$25,199
Work-in-process	16,284	11,955
Raw materials	54,294	32,958
Stores, supplies and other	20,305	18,457
Total	$121,369	$88,569
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the second quarter of 2022 and 2021, respectively. This information has been included in the pension benefit table below.
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Service cost	$—	$—	$5	$8
Interest cost	2,225	2,102	51	51
Expected return on plan assets	(2,043)	(2,863)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3,302	4,266	(34)	(24)
Net periodic benefit cost	$3,484	$3,505	$22	$35

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Service cost	$—	$—	$10	$17
Interest cost	4,450	4,204	102	101
Expected return on plan assets	(4,098)	(5,725)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	6,586	8,531	(68)	(48)
Net periodic benefit cost	$6,938	$7,010	$44	$70
Pension and other postretirement liabilities were $29.1 million and $78.9 million at June 30, 2022 and December 31, 2021, respectively ($0.7 million included in “Accrued expenses” at June 30, 2022 and December 31, 2021, respectively, with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
Tredegar funds its other postretirement benefits on a claims-made basis; for 2022, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2021, or approximately $0.5 million.

5. OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Gain on investment in kaléo(a)	$1,406	$200	$1,406	$918
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such tax	—	8,486	—	8,486
Transition service fees, net of corporate costs associated with the divested Personal Care business	(16)	267	(48)	571
COVID-19-related expenses, net of relief (b)	(96)	(415)	(308)	(435)
Write-down of investment in Harbinger Capital Partners Special Situations Fund(c)	—	(363)	(7)	(511)
Other	(33)	(53)	(49)	(147)
Total	$1,261	$8,122	$994	$8,882
(a) In May 2022, additional cash consideration of $1.4 million was received related to customary post-closing adjustments. See Note 12 for additional information.
(b) Costs associated with operating under COVID-19 conditions include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.
(c) Represents the unrealized loss on the Company’s investment in Harbinger Capital Partners Special Situations Fund L.P. that had a fair value of $0.2 million as of June 30, 2022 and $0.2 million as of December 31, 2021 reported in "Other assets" in the condensed consolidated balance sheet.

In May 2021, the Brazil Supreme Court ruled in a leading case related to the amount of Brazilian value-added tax to exclude from the calculation of unemployment/social security insurance non-income taxes ("PIS/COFINS"). As a result, in the second quarter of 2021, the Company recorded a pre-tax gain of $8.5 million for certain excess PIS/COFINS paid from 2003 to 2021, plus applicable interest, which the Company applied to required Brazilian federal tax payments during 2021.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Weighted average shares outstanding used to compute basic earnings per share	33,814	33,594	33,734	33,500
Incremental dilutive shares attributable to stock options and restricted stock	40	146	42	192
Shares used to compute diluted earnings per share	33,854	33,740	33,776	33,692
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,525,104 and 2,501,406 for the three and six months ended June 30, 2022, respectively, and 996,400 and 703,958 for the three and six months ended June 30, 2021, respectively.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2022.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2022	$(80,256)	$6,831	$(62,075)	$(135,500)
Other comprehensive income (loss)	(5,712)	(11,681)	—	(17,393)
Income tax (expense) benefit	482	3,110	—	3,592
Other comprehensive income (loss), net of tax	(5,230)	(8,571)	—	(13,801)
Reclassification adjustment to net income (loss)	—	(840)	3,268	2,428
Income tax (expense) benefit	—	250	(712)	(462)
Reclassification adjustment to net income (loss), net of tax	—	(590)	2,556	1,966
Other comprehensive income (loss), net of tax	(5,230)	(9,161)	2,556	(11,835)
Balance at June 30, 2022	$(85,486)	$(2,330)	$(59,519)	$(147,335)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(85,792)	$901	$(64,613)	$(149,504)
Other comprehensive income (loss)	552	(1,678)	—	(1,126)
Income tax (expense) benefit	(246)	(80)	—	(326)
Other comprehensive income (loss), net of tax	306	(1,758)	—	(1,452)
Reclassification adjustment to net income (loss)	—	(1,997)	6,518	4,521
Income tax (expense) benefit	—	524	(1,424)	(900)
Reclassification adjustment to net income (loss), net of tax	—	(1,473)	5,094	3,621
Other comprehensive income (loss), net of tax	306	(3,231)	5,094	2,169
Balance at June 30, 2022	$(85,486)	$(2,330)	$(59,519)	$(147,335)

The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2021.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2021	$(86,797)	$2,028	$(93,200)	$(177,969)
Other comprehensive income (loss)	4,456	3,257	—	7,713
Income tax (expense) benefit	(463)	(808)	—	(1,271)
Other comprehensive income (loss), net of tax	3,993	2,449	—	6,442
Reclassification adjustment to net income (loss)	—	(1,241)	4,240	2,999
Income tax (expense) benefit	—	260	(922)	(662)
Reclassification adjustment to net income (loss), net of tax	—	(981)	3,318	2,337
Other comprehensive income (loss), net of tax	3,993	1,468	3,318	8,779
Balance at June 30, 2021	$(82,804)	$3,496	$(89,882)	$(169,190)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2021.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(84,149)	$2,264	$(96,519)	$(178,404)
Other comprehensive income (loss)	1,536	3,488	—	5,024
Income tax (expense) benefit	(191)	(766)	—	(957)
Other comprehensive income (loss), net of tax	1,345	2,722	—	4,067
Reclassification adjustment to net income (loss)	—	(1,896)	8,483	6,587
Income tax (expense) benefit	—	406	(1,846)	(1,440)
Reclassification adjustment to net income (loss), net of tax	—	(1,490)	6,637	5,147
Other comprehensive income (loss), net of tax	1,345	1,232	6,637	9,214
Balance at June 30, 2021	$(82,804)	$3,496	$(89,882)	$(169,190)
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 24 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $32.7 million (19.1 million pounds of aluminum) at June 30, 2022 and $22.1 million (14.9 million pounds of aluminum) at December 31, 2021.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$153	Prepaid expenses and other	$2,085
Liability derivatives: Aluminum futures contracts	Accrued expenses	(1,893)	Accrued expenses	(119)
Aluminum futures contracts	Other non-current liabilities	(1,332)	Other non-current liabilities	—
Net asset (liability)		$(3,072)		$1,966
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
Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,719	5.5200	R$9,489	Jul-22	74%
$1,708	5.5560	R$9,490	Aug-22	74%
$1,780	5.5915	R$9,953	Sep-22	77%
$1,793	5.6264	R$10,088	Oct-22	78%
$1,784	5.6597	R$10,097	Nov-22	78%
$1,659	5.6962	R$9,450	Dec-22	73%
$1,728	5.4310	R$9,385	Jan-23	64%
$1,822	5.4657	R$9,959	Feb-23	68%
$1,921	5.4995	R$10,565	Mar-23	72%
$1,903	5.5379	R$10,539	Apr-23	72%
$1,873	5.5753	R$10,443	May-23	71%
$1,928	5.6118	R$10,820	Jun-23	74%
$2,154	5.6378	R$12,144	Jul-23	83%
$2,020	5.6831	R$11,480	Aug-23	78%
$2,071	5.7174	R$11,841	Sep-23	80%
$2,013	5.7556	R$11,586	Oct-23	79%
$2,018	5.7836	R$11,671	Nov-23	79%
$1,786	5.8312	R$10,414	Dec-23	71%
$33,680	5.6239	R$189,414		74%

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
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$628	Prepaid expenses and other	$—
Foreign currency forward contracts	Other assets	41	Other assets	—
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(132)	Accrued expenses	(1,255)
Foreign currency forward contracts	Other non-current liabilities	(234)	Other non-current liabilities	—
Net asset (liability)		$303		$(1,255)
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

The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2022 and 2021 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2022	2021	2022		2021
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(9,923)	$2,195	$—	$(1,758)	$—	$1,061
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$293	$1,372	$15	$532	$16	$(147)
	Six Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2022	2021	2022		2021
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(3,741)	$3,710	$—	$2,063	$—	$(222)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$1,298	$2,012	$30	$669	$33	$(149)
As of June 30, 2022, the Company expects $1.0 million of unrealized after-tax losses on aluminum and foreign currency derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and six month periods ended June 30, 2022 and 2021, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
9. INCOME TAXES
Tredegar recorded tax expense of $6.3 million on pre-tax income from continuing operations of $37.6 million in the first six months of 2022. Therefore, the effective tax rate in the first six months of 2022 was 16.9%, compared to 22.5% in the first six months of 2021. The decrease in the effective tax rate for continuing operations is primarily due to a discrete benefit recorded in the first quarter of 2022 resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. As the result of these regulations, future Brazilian income tax will be deductible, but not creditable, in the U.S. The accounting rules require a reduction of the U.S. deferred tax liability previously established related to anticipated future income from Brazil. The tax effect of the reduction of the U.S. deferred tax liability resulted in the discrete tax benefit described above. This one-time discrete benefit is expected to reduce the effective tax rate for the remainder of 2022, which will be offset by an expected increase to the effective tax rate as the result of Brazilian income tax no longer being creditable in the U.S. for the foreseeable future. Total deferred tax assets declined during the second quarter of 2022 compared to December 31, 2021 primarily due to changes in other comprehensive income and the projected utilization of foreign tax credits partially offset by the change in the deferred tax liability discussed above.
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
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 13-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $2.6 million in the first six months of 2022 and $5.9 million in 2021.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries as of June 30, 2022 are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2018.
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

The following table presents net sales and EBITDA from ongoing operations by segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net Sales
Aluminum Extrusions	$190,308	$139,281	$348,417	$257,405
PE Films	31,424	31,430	62,555	59,384
Flexible Packaging Films	41,595	33,374	80,839	65,895
Total net sales	263,327	204,085	491,811	382,684
Add back freight	11,036	7,044	19,118	13,267
Sales as shown in the condensed consolidated statements of income	$274,363	$211,129	$510,929	$395,951
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$21,895	$19,723	$45,814	$33,024
Depreciation & amortization	(4,169)	(4,032)	(8,430)	(8,162)
EBIT	17,726	15,691	37,384	24,862
Plant shutdowns, asset impairments, restructurings and other	16	(246)	(89)	(63)
PE Films:
Ongoing operations:
EBITDA	7,065	9,001	14,112	16,213
Depreciation & amortization	(1,559)	(1,671)	(3,154)	(3,090)
EBIT	5,506	7,330	10,958	13,123
Plant shutdowns, asset impairments, restructurings and other	(50)	(151)	(153)	(275)
Flexible Packaging Films:
Ongoing operations:
EBITDA	7,631	8,277	12,665	17,901
Depreciation & amortization	(583)	(506)	(1,132)	(972)
EBIT	7,048	7,771	11,533	16,929
Plant shutdowns, asset impairments, restructurings and other	(37)	8,452	(80)	8,414
Total	30,209	38,847	59,553	62,990
Interest income	3	25	32	32
Interest expense	1,234	891	2,020	1,713
Gain on investment in kaléo	1,406	200	1,406	918
Stock option-based compensation costs	251	675	882	1,144
Corporate expenses, net	9,789	11,055	20,510	21,917
Income (loss) from continuing operations before income taxes	20,344	26,451	37,579	39,166
Income tax expense (benefit)	5,556	5,723	6,334	8,820
Income (loss) from continuing operations	14,788	20,728	31,245	30,346
Income (loss) from discontinued operations, net of tax	81	508	47	(79)
Net income (loss)	$14,869	$21,236	$31,292	$30,267

The following table presents identifiable assets by segment at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Aluminum Extrusions	$318,534	$280,521
PE Films	115,797	113,613
Flexible Packaging Films	92,060	75,269
Subtotal	526,391	469,403
General corporate	17,810	23,482
Cash and cash equivalents	27,462	30,521
Discontinued operations	151	178
Total	$571,814	$523,584
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and six months ended June 30, 2022 and 2021:

Net Sales by Geographic Area (a)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
United States	$213,955	$156,719	$396,092	$289,616
Exports from the United States to:
Asia	14,680	17,158	27,145	30,520
Latin America	1,245	1,358	2,686	2,460
Canada	4,173	4,604	8,366	10,038
Europe	1,085	1,025	2,448	1,980
Operations outside the United States:
Brazil	28,189	23,221	55,074	48,070
Total	$263,327	$204,085	$491,811	$382,684
(a) Export sales relate entirely to PE Films. Operations in Brazil relate entirely to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $5.3 million and $10.8 million in the second quarters of 2022 and 2021, respectively, and $11.7 million and $17.7 million in the first six months of 2022 and 2021, respectively.

Net Sales by Product Group
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Aluminum Extrusions:
Nonresidential building & construction	$99,302	$70,122	$180,223	$127,350
Consumer durables	18,805	13,586	35,695	26,738
Automotive	14,473	11,185	28,314	22,600
Residential building & construction	20,948	13,893	37,413	26,601
Electrical	9,687	9,572	16,974	16,752
Machinery & equipment	15,929	10,654	28,874	19,579
Distribution	11,164	10,269	20,924	17,785
Subtotal	190,308	139,281	348,417	257,405
PE Films:
Surface protection films	23,674	24,490	45,822	45,091
Packaging	7,750	6,940	16,733	14,293
Subtotal	31,424	31,430	62,555	59,384
Flexible Packaging Films	41,595	33,374	80,839	65,895
Total	$263,327	$204,085	$491,811	$382,684
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
The following table summarizes the financial results of discontinued operations reflected in the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Costs and expenses:
Selling, general and administrative	(81)	169	(37)	1,219
Adjustment to the fair value estimates used in the disposal of Personal Care Films(a)	—	(819)	—	(1,118)
Total	(81)	(650)	(37)	101
Income (loss) from discontinued operations before income taxes	81	650	37	(101)
Income tax expense (benefit)	—	142	(10)	(22)
Income (loss) from discontinued operations, net of tax	$81	$508	$47	$(79)
(a) Represents a net increase to the estimated fair value of Personal Care Films primarily due to lower costs associated with IT transition-related services to provide the seller developed assets, which did not exist at the time of the sale, to support the seller's IT infrastructure.

The assets and liabilities of the discontinued operations reflected in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, were as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Assets
Prepaid expenses and other (a)	$151	$178

Liabilities
Accrued expenses (a)	$71	$193
(a) The condensed consolidated balance sheet of discontinued operations as of June 30, 2022 includes $0.2 million of other receivables related to the settlement of customary post-closing adjustments and other miscellaneous accrued expenses of $0.1 million. The condensed consolidated balance sheet of discontinued operations as of December 31, 2021 includes $0.2 million of other receivables related to the settlement of customary post-closing adjustments and other miscellaneous accrued expenses of $0.2 million.

The following table provides significant operating and investing cash flow information for discontinued operations:

	Six Months Ended June 30,
(In thousands)	2022	2021
Operating activities
Other	—	(1,118)
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
In the first six months ended June 30, 2021, a pre-tax gain of $0.9 million was recognized on the Company’s investment in kaléo, which included a $0.3 million dividend received from kaléo. On December 27, 2021, the Company completed the sale of its investment interests in kaléo (Series A-3 Preferred Stock, Series B Preferred Stock and common stock) and received closing cash proceeds of $47.1 million. Subsequently, in May 2022, additional cash consideration of $1.4 million was received related to customary post-closing adjustments, which is reported in “Other income (expense), net” in the condensed consolidated statements of income.

13. DEBT
On June 29, 2022, Tredegar entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that replaced its existing $375 million five-year, secured revolving credit facility that was due to expire on June 28, 2024. The Credit Agreement is a five-year, revolving, secured credit facility that permits aggregate borrowings of $375 million and matures on June 29, 2027.
Borrowings under the Credit Agreement bear an interest rate equal to Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 10 basis points ("Adjusted Term SOFR Rate") and an amount depending on the type of borrowing and commitment fees charged on the unused amount under the Credit Agreement at various Total Net Leverage Ratio levels as follows:

Pricing Under the Credit Agreement (Basis Points)
Total Net Leverage Ratio	Term Benchmark Spread	Commitment Fee
<= 1.0x	150.0	20
>1.0x but <=2.0x	162.5	25
>2.0x but <=3.0x	175.0	30
>3.0x but <=3.5x	187.5	35
>3.5x	200.0	40
At June 30, 2022, $101.5 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 150.0 basis points. Prior to the Credit Agreement, the interest rate was based on London Inter-Bank Offered Rate plus an applicable credit spread.
The primary restrictive covenants in the Credit Agreement include:
•Total Net Leverage Ratio of 4.00x;
•Interest Coverage Ratio of 3.00x; and
•Unlimited payments for dividends and stock repurchases during the term of the Credit Agreement so long as the Total Net Leverage Ratio is equal to or less than 2.00x, and otherwise restrictions on payments for dividends and stock repurchases for the term of the Credit Agreement at $75 million (provided that the $75 million basket will reset at the end of each fiscal quarter when the Total Net Leverage ratio is less than or equal to 2.00x).
Under the Credit Agreement:
•Total Net Leverage Ratio is defined as the ratio of (a)(i) total indebtedness minus (ii) liquidity (the lesser of $50,000,000 and the aggregate amount of cash and cash equivalents) to (b) EBITDA (as defined in Credit Agreement "Credit EBITDA"); and
•Interest Coverage Ratio is defined as the ratio of (a) Credit EBITDA to (b) interest expense.
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. Tredegar was in compliance with all of its debt covenants as of June 30, 2022. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q ("Form 10-Q") may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When the Company uses the words “believe,” “estimate,” “anticipate,” “appear to,” “expect,” “project,” “plan,” “likely,” “may” and similar expressions, it does so to identify forward-looking statements. Such statements are based on the Company's then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that the Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. In addition, the Company's current projections for its businesses could be materially affected by the highly uncertain impact of the COVID-19 pandemic. As a consequence, the Company's results could differ materially from its projections, depending on, among other things, the ultimate impact of the pandemic on employees, supply chains, customers and the U.S. and world economies. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from expectations include, without limitation, the following:
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
•failure to continue to attract, develop and retain certain key officers or employees;
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
Earnings before interest, taxes, depreciation and amortization ("EBITDA") from ongoing operations is the measure of segment profit and loss used by Tredegar’s chief operating decision maker ("CODM") for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) from continuing operations as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
Earnings before interest and taxes ("EBIT") from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company. It is not intended to represent the stand-alone results for Tredegar's ongoing operations under generally accepted accounting standards in the United States ("GAAP") and should not be considered as an alternative to net income as defined by GAAP. We believe that EBIT is a widely understood and utilized metric that is meaningful to certain investors and that including this financial metric in the reconciliation of management’s performance metric, EBITDA from ongoing operations, provides useful information to those investors that primarily utilize EBIT to analyze the Company’s core operations.
Second Quarter Financial Results Highlights
Second quarter 2022 net income from continuing operations was $14.8 million ($0.44 per diluted share) compared with net income from continuing operations of $20.7 million ($0.61 per diluted share) in the second quarter of 2021.
•EBITDA from ongoing operations for Aluminum Extrusions of $21.9 million was $2.2 million higher than the second quarter of 2021
•EBITDA from ongoing operations for PE Films of $7.1 million was $1.9 million lower than the second quarter of 2021
•EBITDA from ongoing operations for Flexible Packaging Films of $7.6 million was $0.6 million lower than the second quarter of 2021
All three of the Company's business segments continue to manage through supply chain disruptions and inflationary cost pressures, including raw material cost increases, shortages, transportation cost increases and delays. Refer to Quantitative and Qualitative Disclosures About Market Risk below for additional information on raw material price trends. The Company attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions. At Bonnell Aluminum, labor shortages associated with the COVID-19 operating environment have resulted in production challenges and inefficiencies. However, current bookings and backlog remain at high levels.

Other losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the three ended June 30, 2022 and 2021, respectively. Gains and losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.
Results of Operations
Second Quarter of 2022 Compared with the Second Quarter of 2021
The following table presents a bridge of consolidated net income (loss) from continuing operations from second quarter of 2021 to second quarter of 2022 with related management's discussion and analysis below the table.

(In thousands)
Net income from continuing operations for the three months ended June 30, 2021	$20,728
Income tax expense (benefit)	5,723
Income (loss) from continuing operations before income taxes for the three months ended June 30, 2021	26,451
Increase (decrease) in income from increases (decreases) in the following items:
Sales	63,234
Other income (expense), net	(6,861)
Total	56,373
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	(59,396)
Freight	(3,992)
Selling, general and administrative	1,413
Other	(505)
Total	(62,480)
Income (loss) from continuing operations before income taxes for the three months ended June 30, 2022	20,344
Income tax expense (benefit)	5,556
Net income from continuing operations for the three months ended June 30, 2022	$14,788
Sales in the second quarter of 2022 increased by $63.2 million compared with the second quarter of 2021. Net sales (sales less freight) in Aluminum Extrusions increased $51.0 million, primarily due to an increase in average selling prices to cover significantly higher aluminum raw material costs and higher operating costs. Net sales were flat in PE Films. Net sales in Flexible Packaging Films increased $8.2 million, primarily due to higher sales volume and higher selling prices from the pass-through of higher resin costs. For more information on net sales and volume, see the Segment Operations Review below.
Other income decreased $6.9 million in the second quarter of 2022 compared to the second quarter of 2021, primarily due to a 2021 gain of $8.5 million associated with a one-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such tax, partially offset by a gain realized during the three months ended June 30, 2022 related to additional cash consideration of $1.4 million received in connection with the Company's sale of its investment interests in kaleo, Inc. ("kaléo") due to customary post-closing adjustments. See Note 5 for additional information.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 16.5% in the second quarter of 2022 compared to 21.5% in the second quarter of 2021. The gross profit margin in Aluminum Extrusions decreased primarily due to higher labor and employee-related costs, lower labor productivity, higher supply expense, higher utility costs, and higher freight rates. Additionally, the timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge in the second quarter of 2022 versus a benefit in the second quarter of 2021. The gross profit margin in PE Films decreased primarily due to lower Surface Protection contribution margin related to previously disclosed customer product transitions and pricing pressures for products unrelated to the customer product transitions, partially offset by higher contribution margin related to non-transitioning products. The gross profit margin in Flexible Packaging Films decreased primarily due to higher raw material costs, higher fixed and variable costs, partially offset by higher selling prices from the pass-through of higher resin costs, higher sales volume, and favorable product mix.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 7.5% in the second quarter of 2022, compared with 10.3% in the second quarter of 2021. While second quarter SG&A expenses declined and sales increased year-over-year, R&D expenses remained consistent with prior year. Lower SG&A spending is primarily due to lower stock-based compensation and lower professional fees associated with business development activities.

The effective tax rate used to compute income taxes for continuing operations in the second quarter of 2022 was 27.3%, compared to 21.9% in the second quarter of 2021. The increase in the effective tax rate for continuing operations is primarily due to the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. The effective tax rate increases as the result of Brazilian income tax no longer being creditable in the U.S. for the foreseeable future under these regulations. See Note 9 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the second quarters of 2022 and 2021 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended June 30,
(In millions)	2022	2021
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses, net of relief[1]	$—	$0.3
Total for Aluminum Extrusions	$—	$0.3
PE Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[1]	$0.1	$0.1
Total for PE Films	$0.1	$0.1
Flexible Packaging Films:
(Gain) losses from sale of assets, investment writedowns and other items:
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such taxes[1,4]	$—	$(8.5)
Total for Flexible Packaging Films	$—	$(8.5)
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
(Gain), net of costs associated with the sale of the Lake Zurich manufacturing facility assets	$—	$0.2
Other restructuring costs - severance	0.1	—
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities and other[2]	0.1	0.8
Professional fees associated with internal control over financial reporting[2]	0.8	0.9
Write-down of investment in Harbinger Capital Partners Special Situations Fund[1]	—	0.4
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[2]	(0.2)	0.1
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[1]	—	(0.3)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	3.5	—
Total for Corporate	$4.3	$2.1
1. Included in “Other income (expense), net” in the condensed consolidated statements of income.
2. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
3. Prior to the $50 million contribution made to the pension plan ("Special Contribution") (see “Corporate Expenses, Interest, & Other” section of this Form 10-Q), GAAP pension expense was a reasonable proxy for the Company’s required minimum cash contribution to the pension plan. The Company estimates that, with the Special Contribution, there will be no required minimum cash contributions until final settlement. Pension expense under GAAP is projected to be approximately $14 million in 2022, which is mainly comprised of non-cash amortization of deferred net actuarial losses reflected in the Company’s shareholders’ equity as accumulated other comprehensive losses. Beginning in 2022, and consistent with no expected required minimum cash contributions, no pension expense is included in calculating earnings before interest, taxes, depreciation and amortization as defined in the Company’s revolving credit agreement, which is used to compute certain borrowing ratios. See Note 4 for additional information.
4. See Note 5 for additional information.

Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In millions, except percentages)	2022	2021
Floating-rate debt with interest charged on a rollover basis plus a credit spread[1]:
Average outstanding debt balance	$109.9	$133.8
Average interest rate	2.4%	1.8%
1. In connection with the Second Amended and Restated Credit Agreement dated June 29, 2022 as defined below, borrowings bear an interest rate equal to Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 10 basis points and an amount depending on the type of borrowing and commitment fees charged on the unused amount under the Credit Agreement. Prior to Second Amended and Restated Credit Agreement, the interest rate was based on London Inter-Bank Offered Rate ("LIBOR") plus an applicable credit spread. See "Liquidity and Capital Resources" section below for additional information.

First Six Months of 2022 Results vs. First Six Months of 2021 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from first six months of 2021 to first six months of 2022 with related management's discussion and analysis below the table.

(In thousands)
Net income from continuing operations for the first six months ended June 30, 2021	$30,346
Income tax expense (benefit)	8,820
Income (loss) from continuing operations before income taxes for the first six months ended June 30, 2021	39,166
Increase (decrease) in income from increases (decreases) in the following items:
Sales	114,978
Other income (expense), net	(7,888)
Total	107,090
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	(101,371)
Freight	(5,851)
Selling, general and administrative	(1,484)
Other	29
Total	(108,677)
Income (loss) from continuing operations before income taxes for the first six months ended June 30, 2022	37,579
Income tax expense (benefit)	6,334
Net income from continuing operations for the first six months ended June 30, 2022	$31,245
Sales in the first six months of 2022 increased by $115.0 million compared with the first six months of 2021. Net sales (sales less freight) in Aluminum Extrusions increased $91.0 million, primarily due to an increase in average selling prices to cover significantly higher aluminum raw material costs and higher operating costs, partially offset by lower sales volume. Net sales increased $3.2 million in PE Films, primarily due to an increase in average selling prices associated with the pass-through of higher market-driven raw material costs. Net sales in Flexible Packaging Films increased $14.9 million, primarily due to higher selling prices from the pass-through of higher resin costs, favorable product mix and higher sales volume. For more information on net sales and volume, see the Segment Operations Review below.
Other income decreased $7.9 million in the first six months of 2022 compared to the first six months of 2021, primarily due to a 2021 gain of $8.5 million associated with a one-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such tax and a decline in unrealized losses of $0.5 million on the Company’s investment in Harbinger Capital Partners Special Situations Fund L.P., partially offset by a gain realized during the three months ended June 30, 2022 related to additional cash consideration of $1.4 million received in connection with the Company's sale of its investment interests kaléo due to customary post-closing adjustments. See Note 5 for additional information.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 17.7% in the first six months of 2022 compared to 20.9% in the first six months of 2021. The gross profit margin in Aluminum Extrusions increased primarily due to higher pricing, net of the pass-through of aluminum raw material costs, partially offset by lower volume, higher labor and employee-related costs, lower labor productivity, higher maintenance costs, higher supply expense, higher utilities, and higher freight rates. The gross profit margin in PE Films decreased primarily due to lower Surface Protection contribution margin related to previously disclosed customer product transitions and competitive pricing pressures for products unrelated to the customer product transitions, partially offset by higher contribution margin for non-transitioning products and the pass-through lag associated with resin costs. The gross profit margin in Flexible Packaging Films decreased primarily due to higher raw material costs, higher fixed and variable costs, partially offset by higher selling prices from the pass-through of higher resin costs, higher sales volume and favorable product mix.
As a percentage of SG&A and R&D expenses were 8.5% in the first six months of 2022, compared with 10.6% in the first six months of 2021. SG&A expenses and net sales increased year-over-year, while R&D expenses remained consistent with prior year. Increased SG&A spending is primarily due to higher employee-related compensation.
The effective tax rate used to compute income taxes for continuing operations in the first six months of 2022 was 16.9%, compared to 22.5% in the first six months of 2021. The decrease in the effective tax rate for continuing operations is primarily due to a discrete benefit recorded in the first quarter of 2022 resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. This one-time discrete benefit is expected to reduce the effective tax rate for the remainder of 2022, which will be offset by an expected increase to the effective tax rate as the result of Brazilian income tax no longer being creditable in the U.S. for the foreseeable future. See Note 9 for additional information.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first six months of 2022 and 2021 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Six Months Ended June 30,
(In millions)	2022	2021
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses, net of relief[1]	$0.1	$0.1
Total for Aluminum Extrusions	$0.1	$0.1
PE Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[1]	$0.2	$0.3
Total for PE Films	$0.2	$0.3
Flexible Packaging Films:
(Gain) losses from sale of assets, investment writedowns and other items:
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such taxes[1,4]	$—	$(8.5)
COVID-19-related expenses[1]	—	0.1
Total for Flexible Packaging Films	$—	$(8.4)
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
(Gain), net of costs associated with the sale of the Lake Zurich manufacturing facility assets	$—	$0.4
Other restructuring costs - severance	0.1	—
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities and other[2]	1.6	1.5
Professional fees associated with internal control over financial reporting[2]	1.2	1.1
Write-down of investment in Harbinger Capital Partners Special Situations Fund[1]	—	0.5
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[2]	(0.2)	0.5
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[1]	—	(0.6)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	6.9	—
Total for Corporate	$9.6	$3.4
1. Included in “Other income (expense), net” in the condensed consolidated statements of income.
2. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
3. Prior to the Special Contribution (see “Corporate Expenses, Interest, & Other” section of this Form 10-Q), GAAP pension expense was a reasonable proxy for the Company’s required minimum cash contribution to the pension plan. The Company estimates that, with the Special Contribution, there will be no required minimum cash contributions until final settlement. Pension expense under GAAP is projected to be approximately $14 million in 2022, which is mainly comprised of non-cash amortization of deferred net actuarial losses reflected in the Company’s shareholders’ equity as accumulated other comprehensive losses. Beginning in 2022, and consistent with no expected required minimum cash contributions, no pension expense is included in calculating earnings before interest, taxes, depreciation and amortization as defined in the Company’s revolving credit agreement, which is used to compute certain borrowing ratios. See Note 4 for additional information.
4. See Note 5 for additional information.

Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2022	2021
Floating-rate debt with interest charged on a rollover basis plus a credit spread[1]:
Average outstanding debt balance	$106.9	$136.1
Average interest rate	2.1%	1.7%
1. In connection with the Second Amended and Restated Credit Agreement dated June 29, 2022 as defined below, borrowings bear an interest rate equal to SOFR plus a credit spread adjustment of 10 basis points and an amount depending on the type of borrowing and commitment fees charged on the unused amount under the Credit Agreement. Prior to Second Amended and Restated Credit Agreement, the interest rate was based on LIBOR plus an applicable credit spread. See "Liquidity and Capital Resources" section below for additional information.

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2022	2021		2022	2021
Sales volume (lbs)	48,960	49,021	(0.1)%	91,970	93,387	(1.5)%
Net sales	$190,308	$139,281	36.6%	$348,417	$257,405	35.4%
Ongoing operations:
EBITDA	$21,895	$19,723	11.0%	$45,814	$33,024	38.7%
Depreciation & amortization	(4,169)	(4,032)	(3.4)%	(8,430)	(8,162)	(3.3)%
EBIT*	$17,726	$15,691	13.0%	$37,384	$24,862	50.4%
Capital expenditures	$3,989	$4,326		$6,870	$6,773
*See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2022 Results vs. Second Quarter 2021 Results
Net sales (sales less freight) in the second quarter of 2022 increased by 36.6% versus 2021 primarily due to an increase in average selling prices to cover significantly higher aluminum raw material costs and higher operating costs. Sales volume in the second quarter of 2022 was flat versus 2021. Sales volume in the specialty market, which represented 34% of total volume in 2021, decreased 8.8% in the second quarter of 2022 versus 2021. Sales volume in the automotive market, which represented 8% of total volume in 2021, declined 6.6% versus the second quarter of 2021. Nonresidential B&C sales volume, which represented 51% of 2021 volume, increased 5.6% in the second quarter of 2022 versus 2021. The Company believes that actual sales volume during the first six months of 2022 was lower than demand due to pandemic-related labor shortages and resulting production inefficiencies. While the average number of direct labor employees at Bonnell Aluminum facilities increased approximately 9% in the second quarter of 2022 compared to the second quarter of 2021, the estimated average labor shortage levels were 101, 171 and 203 workers in the second and first quarters of 2022 and second quarter of 2021, respectively. Moreover, onboarding new employees has resulted in higher hiring and training costs in 2022 versus last year. Although bookings have slowed in the second quarter of 2022 versus the first quarter of 2022 and the second quarter of 2021, backlog remains at historically high levels.
EBITDA from ongoing operations in the second quarter of 2022 increased by $2.2 million in comparison to the second quarter of 2021 primarily due to:
•Higher pricing ($20.1 million, net of the pass-through of aluminum raw material costs), partially offset by: higher labor and employee-related costs ($2.6 million) and lower labor productivity ($2.2 million); higher supply expense, including significant price increases in paint, chemicals, packaging and other supplies ($2.5 million); higher utility costs ($1.7 million); higher freight rates ($2.9 million); and increased selling, general and administrative ("SG&A") expenses ($1.2 million); and

•The timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $1.6 million in the second quarter of 2022 versus a benefit of $3.1 million in the second quarter of 2021. The charge in the second quarter of 2022 was net of a favorable impact from the lag in pricing ($0.3 million), in which products committed to customers at a specified price were shipped in a later period.
First Six Months of 2022 Results vs. First Six Months of 2021 Results
Net sales in the first six months of 2022 increased by 35.4% versus 2021 primarily due to an increase in average selling prices to cover significantly higher aluminum raw material costs and higher operating costs, partially offset by lower sales volume. Sales volume in the first six months of 2022 decreased by 1.5% versus 2021.
EBITDA from ongoing operations in the first six months of 2022 increased by $12.8 million in comparison to the first six months of 2021 primarily due to:
•Higher pricing ($34.8 million, net of the pass-through of aluminum raw material costs), partially offset by: lower volume ($0.7 million); higher labor and employee-related costs ($3.9 million) and lower labor productivity ($3.3 million); higher maintenance costs ($1.4 million); higher supply expense, including significant price increases in paint, chemicals, packaging and other supplies ($5.9 million); higher utilities ($1.7 million); higher freight rates ($4.1 million); and increased SG&A expenses ($2.4 million); and
•The timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at lower prices in a quickly changing commodity pricing environment, resulted in a benefit of $5.5 million in the first six months of 2022 versus a benefit of $4.2 million in the first six months of 2021. The benefit in the first six months of 2022 was net of an adverse impact from the lag in pricing ($1.5 million), in which products committed to customers at a specified price were shipped in a later period.
Aluminum Extrusions believes that it has adequate supply agreements for aluminum raw materials in 2022 and is in the process of securing supply sources to meet expected needs in 2023. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $31 million in 2022, including $15 million for new enterprise resource planning and manufacturing execution systems ("ERP/MES"), $6 million for infrastructure upgrades at the facilities located in Niles, Michigan, Carthage, Tennessee and Newnan, Georgia and $3 million for other strategic projects. The ERP/MES project is expected to cost $28 million over a two-year time span. In addition to strategic projects, approximately $7 million will be required to support continuity of current operations. Depreciation expense is projected to be $15 million in 2022. Amortization expense is projected to be $2 million in 2022.

PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2022	2021		2022	2021
Sales volume (lbs)	9,639	10,538	(8.5)%	20,192	20,782	(2.8)%
Net sales	$31,424	$31,430	—%	$62,555	$59,384	5.3%
Ongoing operations:
EBITDA	$7,065	$9,001	(21.5)%	$14,112	$16,213	(13.0)%
Depreciation & amortization	(1,559)	(1,671)	6.7%	(3,154)	(3,090)	(2.1)%
EBIT*	$5,506	$7,330	(24.9)%	$10,958	$13,123	(16.5)%
Capital expenditures	$1,163	$500		$1,744	$1,733
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2022 Results vs. Second Quarter 2021 Results
Net sales were flat in the second quarter of 2022 compared to the second quarter of 2021; sales volume decreased in both Surface Protection and overwrap films versus the second quarter of 2021.
EBITDA from ongoing operations in the second quarter of 2022 decreased by $1.9 million versus the second quarter of 2021, primarily due to:
•A $1.6 million decrease from Surface Protection associated with lower contribution margin related to previously disclosed customer product transitions ($2.2 million) and competitive pricing pressures for products unrelated to the customer product transitions ($1.9 million), partially offset by higher sales related to non-transitioning products ($1.8 million) and a foreign currency transaction gain of $0.5 million in the second quarter of 2022 versus a charge of $0.1 million in the second quarter of 2021; and
•A $0.3 million decrease from overwrap films primarily due to lower sales volume ($0.3 million) and higher SG&A expenses ($0.4 million), partially offset by a benefit from the pass-through lag associated with resin costs (charge of $0.2 million in the second quarter of 2022 versus a charge of $0.6 million in the second quarter of 2021).
First Six Months of 2022 Results vs. First Six Months of 2021 Results
Net sales increased by $3.2 million in the first six months of 2022 versus the first six months of 2021 primarily due to an increase in average selling prices associated with the pass-through of higher market-driven raw material costs. Sales volume declined in overwrap films and revenue and volume in Surface Protection were flat versus the first six months of 2021.
EBITDA from ongoing operations in the first six months of 2022 decreased by $2.1 million versus the first six months of 2021, primarily due to:
•A $2.5 million decrease from Surface Protection associated with lower contribution margin related to previously disclosed customer product transitions ($3.7 million) and competitive pricing pressures for products unrelated to the customer product transitions ($3.3 million), partially offset by higher contribution margin for non-transitioning products ($2.5 million), lower SG&A expenses ($0.3 million), foreign currency transaction gain ($0.5 million) in the first six months of 2022 versus a charge ($0.1 million) in the first six months of 2021, and the pass-through lag associated with resin costs (benefit of $0.3 million in the first six months of 2022 versus a charge of $0.7 million in the first six months of 2021); and
•A $0.4 million increase from overwrap films primarily related to a benefit from the pass-through lag associated with resin costs (benefit of $0.2 million in the first six months of 2022 versus a charge of $0.9 million in the first six months of 2021), partially offset by lower sales volume ($0.3 million) and higher freight and other operating expenses ($0.3 million).
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
The Surface Protection business is continuing to experience competitive pricing pressures, unrelated to the customer product transitions, that are expected to adversely impact pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations by approximately $6 million for full year 2022 versus 2021. To offset the expected adverse impact of the customer transitions and pricing pressures, the Company is aggressively pursuing and making progress in generating contribution from sales of new surface protection products, applications and customers and driving production efficiencies and cost savings.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $4 million in 2022, including $2 million for productivity projects and $2 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $6 million in 2022. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2022	2021		2022	2021
Sales volume (lbs)	27,315	24,230	12.7%	53,321	51,638	3.3%
Net sales	$41,595	$33,374	24.6%	$80,839	$65,895	22.7%
Ongoing operations:
EBITDA	$7,631	$8,277	(7.8)%	$12,665	$17,901	(29.2)%
Depreciation & amortization	(583)	(506)	(15.2)%	(1,132)	(972)	(16.5)%
EBIT*	$7,048	$7,771	(9.3)%	$11,533	$16,929	(31.9)%
Capital expenditures	$3,264	$1,117		$4,809	$2,388
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2022 Results vs. Second Quarter 2021 Results
Net sales in the second quarter of 2022 increased 24.6% compared to the second quarter of 2021, primarily due to higher sales volume and higher selling prices from the pass-through of higher resin costs.
EBITDA from ongoing operations in the second quarter of 2022 decreased by $0.6 million versus the second quarter of 2021 primarily due to:
•Higher raw material costs ($5.4 million), higher SG&A expenses ($0.7 million), and higher fixed ($0.6 million) and variable costs ($0.3 million), partially offset by higher selling prices ($4.2 million) from the pass-through of higher resin costs, higher sales volume ($1.7 million), and favorable product mix ($0.5 million);
•Net unfavorable foreign currency translation of Real-denominated operating costs ($1.2 million); and
•Foreign currency transaction gains ($0.6 million) in the second quarter of 2022 compared to foreign currency transaction losses ($0.5 million) in the second quarter of 2021.
First Six Months of 2022 Results vs. First Six Months of 2021 Results
Net sales in the first six months of 2022 increased 22.7% compared to the first six months of 2021, primarily due to higher selling prices from the pass-through of higher resin costs, favorable product mix and higher sales volume.
EBITDA from ongoing operations in the first six months of 2022 decreased by $5.2 million versus the first six months of 2021 primarily due to:
•Higher raw material costs ($10.8 million), higher fixed ($0.3 million) and variable costs ($1.5 million), and higher SG&A expenses ($0.7 million), partially offset by higher selling prices ($8.0 million) from the pass-through of higher resin costs, higher sales volume ($0.9 million) and favorable product mix ($0.8 million);

•Net unfavorable foreign currency translation of Real-denominated operating costs ($1.5 million); and
•Foreign currency transaction losses ($0.3 million) in the first six months of 2022 compared to foreign currency transaction losses ($0.1 million) in the first six months of 2021.
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
Corporate Expenses, Interest & Other
Corporate expenses, net in the first six months of 2022 decreased $1.4 million compared to first six months of 2021 primarily due to lower stock-based compensation ($1.0 million) and lower professional fees associated with remediation activities related to the Company's previously disclosed material weaknesses in internal control over financial reporting ($0.5 million).
Interest expense of $2.0 million in the first six months of 2022 increased $0.3 million compared to the first six months of 2021 due to higher average interest rates during the second quarter of 2022, partially offset by lower average debt levels.
Pension expense under GAAP of $6.9 million in the first six months of 2022 remained consistent with the first six months of 2021. On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan, which could take up to 24 months to complete. In connection therewith, the Company borrowed funds under its revolving credit agreement and made a $50 million contribution to the pension plan (the “Special Contribution”) to reduce its underfunding and as part of a program within the pension plan to hedge or fix the expected future contributions that will be needed by the Company through the settlement process. The Company expects to realize income tax cash benefits on the Special Contribution of approximately $11 million in 2022. Administrative costs for the pension plan through the settlement process are estimated at $4 to $5 million.
Tredegar’s frozen defined benefit pension plan was underfunded on a GAAP basis by $69 million at December 31, 2021, comprised of investments at fair value of $245 million and a projected benefit obligation (“PBO”) of $314 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though these values change daily. The Company estimates that the Special Contribution and changes to the values of pension plan assets and liabilities resulted in a decrease in the underfunding on a GAAP basis from $69 million at December 31, 2021 to approximately $12 million at June 30, 2022. The ultimate settlement benefit obligation may differ from the PBO, depending on market factors for buyers of pension obligations at the time of settlement.
Prior to the Special Contribution, GAAP pension expense was a reasonable proxy for the Company’s required minimum cash contribution to the pension plan. The Company estimates that, with the Special Contribution, there will be no required minimum cash contributions until final settlement. Pension expense under GAAP is projected to be approximately $14 million in 2022, which is mainly comprised of non-cash amortization of deferred net actuarial losses reflected in the Company’s shareholders’ equity as accumulated other comprehensive losses. Beginning in 2022, and consistent with no expected required minimum cash contributions, no pension expense is included in calculating earnings before interest, taxes, depreciation and amortization as defined in the Company’s revolving credit agreement ("Credit EBITDA").
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from continuing operations from December 31, 2021 to June 30, 2022 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the condensed consolidated statements of cash flows.

•Accounts and other receivables increased $24.7 million (23.9%).
~~◦~~Accounts and other receivables in Aluminum Extrusions increased $21.5 million primarily due to an increase in average selling prices to cover significantly higher aluminum raw material costs and higher operating costs, partially offset by lower sales volume. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 48.2 days for the 12 months ended June 30, 2022 and 47.6 days for the 12 months ended December 31, 2021.
◦Accounts and other receivables in PE Films decreased $0.9 million due to lower sales volume in both overwrap films and surface protection films. DSO was approximately 28.4 days for the 12 months ended June 30, 2022 remained flat in comparison to the DSO for the 12 months ended December 31, 2021.
◦Accounts and other receivables in Flexible Packaging Films increased $4.1 million primarily due to higher sales volume and higher selling prices from the pass-through of higher resin costs. DSO was approximately 41.8 days for the 12 months ended June 30, 2022 and 40.0 days for the 12 months ended December 31, 2021.
•Inventories increased $32.8 million (37.0%).
◦Inventories in Aluminum Extrusions increased $19.8 million due to higher average aluminum prices and the impact of COVID-19-related operational and production inefficiencies on the timing of shipments. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 45.9 days for the 12 months ended June 30, 2022 and 41.4 days for the 12 months ended December 31, 2021.
◦Inventories in PE Films increased $5.9 million due to lower sales volume and higher planned raw material levels. DIO was approximately 60.1 days for the 12 months ended June 30, 2022 was lower compared to 62.8 days for the 12 months ended December 31, 2021 due to the higher Surface Protection 12-month average of costs of goods sold as a result of higher resin costs.
◦Inventories in Flexible Packaging Films increased $7.1 million primarily due to the impact of higher average resin prices on raw materials, higher finished good levels due to lower than anticipated sales demand and the impact from the change in the U.S. dollar value of currencies related to operations outside of the U.S. DIO was approximately 95.1 days for the 12 months ended June 30, 2022 and 93.1 days for the 12 months ended December 31, 2021.
•Net property, plant and equipment increased $3.4 million primarily due to capital expenditures of $15.2 million, partially offset by depreciation expense of $11.5 million.
•Identifiable intangible assets, net decreased $1.3 million (9.0%) due to amortization expense.
•Deferred income tax assets decreased $3.5 million primarily due to changes in other comprehensive income and the projected utilization of foreign tax credits partially offset by the change in the deferred tax liability as a result of the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. See Note 9 for additional information.
•Accounts payable increased $50.9 million (41.1%).
◦Accounts payable in Aluminum Extrusions increased $42.7 million primarily due to higher average aluminum prices. DPO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 63.6 days for the 12 months ended June 30, 2022 and 60.1 days for the 12 months ended December 31, 2021.
◦Accounts payable in PE Films increased $4.4 million primarily due to higher resin costs related to raw material purchases. DPO was approximately 50.7 days for the 12 months ended June 30, 2022 and 44.0 days for the 12 months ended December 31, 2021.
◦Accounts payable in Flexible Packaging Films increased $2.8 million due to higher resin costs related to raw material purchases and the impact from the change in the U.S. dollar value of currencies related to operations outside of the U.S. DPO was approximately 67.2 days for the 12 months ended June 30, 2022 and 68.2 days for the 12 months ended December 31, 2021.
Net cash used in operating activities was $9.4 million in the first six months of 2022 compared to net cash provided by operating activities of $41.5 million in the first six months of 2021. The change in operating activities is primarily due to the Special Contribution ($50 million).
Net cash used in investing activities increased during the first six months of 2022 compared to the first six months of 2021 due to higher capital expenditure spending ($2.2 million), partially offset by a gain realized during the three months ended June 30, 2022 related to additional cash consideration of $1.4 million received in connection with the Company's sale of its investment interests kaléo due to customary post-closing adjustments.

Net cash provided by financing activities was $18.7 million in the first six months of 2022, compared to net cash used in financing activities of $24.2 million in the first six months of 2021. The change in financing activities is primarily due to higher net borrowings ($45.5 million) under the Credit Agreement (as defined below) to fund the $50 million Special Contribution to the pension plan and higher deferred financing costs ($1.2 million).
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy short term material cash requirements related to working capital, capital expenditures, debt repayments and dividend requirements for at least the next twelve months. In the longer term, liquidity will depend on many factors, including results of operations, the timing and extent of capital expenditures, changes in operating plans, or other events that would cause the Company to seek additional financing in future periods.
At June 30, 2022, the Company had cash and cash equivalents of $27.5 million, including cash and cash equivalents held in locations outside the U.S. of $10.2 million.
On June 29, 2022, Tredegar entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that replaced its existing $375 million five-year, secured revolving credit facility that was due to expire on June 28, 2024. The Credit Agreement is a five-year, revolving, secured credit facility that permits aggregate borrowings of $375 million and matures on June 29, 2027.
Net capitalization and indebtedness as defined under the Credit Agreement as of June 30, 2022 were as follows:

Net Capitalization and Indebtedness as of June 30, 2022
(In thousands)
Net capitalization:
Cash and cash equivalents	$27,462
Debt:
Credit Agreement	101,500
Debt, net of cash and cash equivalents	74,038
Shareholders’ equity	211,785
Net capitalization	$285,823
Indebtedness as defined in Credit Agreement:
Total debt	$101,500
Indebtedness	$101,500
Borrowings under the Credit Agreement bear an interest rate equal to Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 10 basis points ("Adjusted Term SOFR Rate") and an amount depending on the type of borrowing and commitment fees charged on the unused amount under the Credit Agreement at various Total Net Leverage Ratio levels as follows:

Pricing Under the Credit Agreement (Basis Points)
Total Net Leverage Ratio	Term Benchmark Spread	Commitment Fee
<= 1.0x	150.0	20
>1.0x but <=2.0x	162.5	25
>2.0x but <=3.0x	175.0	30
>3.0x but <=3.5x	187.5	35
>3.5x	200.0	40
At June 30, 2022, $101.5 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 150.0 basis points. Prior to the Credit Agreement, the interest rate was based on LIBOR plus an applicable credit spread.
The primary restrictive covenants in the Credit Agreement include:
•Total Net Leverage Ratio of 4.00x;
•Interest Coverage Ratio of 3.00x; and
•Unlimited payments for dividends and stock repurchases during the term of the Credit Agreement so long as the Total Net Leverage Ratio is equal to or less than 2.00x, and otherwise restrictions on payments for dividends and stock repurchases for the term of the Credit Agreement at $75 million (provided that the $75 million basket will reset at the end of each fiscal quarter when the Total Net Leverage ratio is less than or equal to 2.00x).
Under the Credit Agreement:
•Total Net Leverage Ratio is defined as the ratio of (a)(i) total indebtedness minus (ii) liquidity (the lesser of $50,000,000 and the aggregate amount of cash and cash equivalents) to (b) Credit EBITDA; and
•Interest Coverage Ratio is defined as the ratio of (a) Credit EBITDA to (b) interest expense.
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At June 30, 2022, based upon the restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $273 million. Total debt outstanding was $101.5 million and $73.0 million as of June 30, 2022 and December 31, 2021, respectively.
Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA, the Total Net Leverage Ratio and Interest Coverage Ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA, Total Net Leverage Ratio and Interest Coverage Ratio (in each case, as Defined in the Credit Agreement) Along with Related Primary Restrictive Covenants as of and for the Twelve Months Ended June 30, 2022
Computation of Credit EBITDA for the twelve months ended June 30, 2022 (In Thousands):
Net income (loss)	$58,852
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	6,798
Interest expense	3,693
Depreciation and amortization expense for continuing operations	24,328
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,496)	8,519
Charges related to stock option grants and awards accounted for under the fair value-based method	2,233
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	(15)
Total income tax benefits for continuing operations	—
Interest income	(73)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(3,859)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(13,268)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	13,804
Credit EBITDA	$101,012
Computations of Total Net Leverage Ratio and Interest Coverage Ratio at June 30, 2022:
Total Net Leverage Ratio	.73x
Interest Coverage Ratio	27.35x
Primary restrictive covenants:
Unlimited payments for dividends and stock repurchases during the term of the Credit Agreement so long as the Total Net Leverage Ratio is equal to or less than 2.00x, and otherwise restrictions on payments for dividends and stock repurchases for the term of the Credit Agreement at $75 million
Unlimited
Maximum Total Net Leverage Ratio permitted	4.00x
Minimum Interest Coverage Ratio permitted	3.00x

Tredegar was in compliance with all of its debt covenants as of June 30, 2022. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.

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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 24 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 8 for additional information.
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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had a favorable impact on EBITDA from ongoing operations of $0.6 million in both the second quarter and the first six months of 2022 compared with the same periods of 2021.
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of June 30, 2022, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Remediation Plan and Efforts to Address the Previously Identified Material Weaknesses
To remediate the material weaknesses described above, the Company, with the oversight of the Audit Committee of the Board of Directors (the “Audit Committee”), has been pursuing the six remediation steps as originally identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s remediation plan was designed with the assistance of management’s outside consultant, an internationally recognized accounting firm. Through the second quarter of 2022, the Company continued to implement new and revised internal controls over financial reporting designed as part of management’s remediation plan across the organization.
The Company previously expected the implementation of the Company’s new and revised controls to have been completed in the first half of 2022; however, during the second quarter, the remediation of controls in certain processes has been delayed due to factors, including resource constraints as a result of labor shortages and the need for additional training in positions relevant to internal controls that had previously experienced turnover. In the processes where the Company has designed and implemented new and revised controls, management has commenced testing over the operating effectiveness of such controls.
The Company is committed to the improvement of its internal control over financial reporting and management continues to work with its outside consultant to assist in completing the remaining steps in the remediation plan, which it believes will be sufficient to remediate the identified material weaknesses and strengthen its internal control over financial reporting. As the Company continues to evaluate, implement and work to improve its internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.
Through the second quarter of 2022, the Company has completed certain steps in its remediation plan, including:
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
The following remaining activities are scheduled for completion in the third quarter of 2022 to allow for testing of the operating effectiveness of these controls as part of management’s assessment of internal control over financial reporting as of December 31, 2022:
•completion of the identification of risks arising from inappropriate segregation of duties and fraud risks;
•completion of risk assessment and control design for the remaining populations of processes and controls;
•implementation of controls across the remaining processes and information technology environments;
•adding accounting personnel and segregating duties amongst accounting personnel; and
•ongoing training with control owners, as necessary.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of making certain changes in its internal controls to remediate the material weaknesses as described above. The execution of the material aspects of this remediation plan began in the second quarter of 2019. Except as noted above with respect to the completion of certain steps in the remediation plan and implementation of certain new and revised internal controls over financial reporting, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Our failure to continue to attract, develop and retain certain key officers or employees could adversely affect our businesses. Our success depends upon the efforts and abilities of key personnel, many of whom are longstanding employees. The loss of any of these key personnel could deplete our institutional knowledge base and negatively affect our ability to efficiently operate our businesses. Certain roles have experienced high turnover in recent years, and we are experiencing an increasingly competitive labor market. Job market dynamics have been impacted by macroeconomic conditions, the effects of the COVID-19 pandemic and the “great resignation.” Our investors, business partners, and employees prefer stability, and increased employee turnover could hinder our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and cash flows.

Item 6.    Exhibits.

10.1
Second Amended and Restated Credit Agreement, dated as of June 29, 2022, among Tredegar, as borrower, the lenders named therein, JPMorgan Chase Bank N.A., as administrative agent, Citizens Bank N.A and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 4.1 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.2
Amended and Restated Guaranty, dated as of June 29, 2022, by and among the subsidiaries of Tredegar listed on the signature pages thereto in favor of JPMorgan Case Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein) (filed as Exhibit 4.2 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.3
Amended and Restated Pledge Agreement, dated as of June 29, 2022, by and among the subsidiaries of Tredegar listed on the signature pages thereto in favor of JPMorgan Case Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.3 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

31.1
Certification of President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Tredegar Corporation
(Registrant)

Date:	August 8, 2022	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2022	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)