Form 10-Q
period 2022-09-30
TREDEGAR CORP
filed 2022-11-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of November 4, 2022: 34,000,642

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,250	$30,521
Accounts and other receivables, net	110,077	103,312
Income taxes recoverable	1,834	2,558
Inventories	114,103	88,569
Prepaid expenses and other	9,601	11,275
Current assets of discontinued operations	151	178
Total current assets	255,016	236,413
Property, plant and equipment, at cost	520,371	498,311
Less: accumulated depreciation	(340,868)	(327,930)
Net property, plant and equipment	179,503	170,381
Right-of-use leased assets	14,356	13,847
Identifiable intangible assets, net	12,200	14,152
Goodwill	70,608	70,608
Deferred income taxes	11,820	15,723
Other assets	3,155	2,460
Total assets	$546,658	$523,584
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$126,848	$123,760
Accrued expenses	36,894	33,104
Lease liability, short-term	2,003	2,158
Income taxes payable	1,391	9,333
Current liabilities of discontinued operations	71	193
Total current liabilities	167,207	168,548
Lease liability, long-term	13,160	12,831
Long-term debt	124,000	73,000
Pension and other postretirement benefit obligations, net	28,464	78,265
Other non-current liabilities	6,769	6,218
Total liabilities	339,600	338,862
Shareholders’ equity:
Common stock, no par value (issued and outstanding 33,982,479 shares at September 30, 2022 and 33,736,629 shares at December 31, 2021)	57,902	55,174
Common stock held in trust for savings restoration plan (111,861 shares at September 30, 2022 and 108,433 shares at December 31, 2021)	(2,174)	(2,135)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(87,826)	(85,792)
Gain (loss) on derivative financial instruments	(4,877)	901
Pension and other postretirement benefit adjustments	(56,963)	(64,613)
Retained earnings	300,996	281,187
Total shareholders’ equity	207,058	184,722
Total liabilities and shareholders’ equity	$546,658	$523,584
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues and other items:
Sales	$238,486	$209,517	$749,415	$605,468
Other income (expense), net	119	391	1,113	9,272
	238,605	209,908	750,528	614,740
Costs and expenses:
Cost of goods sold	200,582	170,756	601,930	470,733
Freight	9,500	7,264	28,619	20,531
Selling, general and administrative	19,018	16,767	59,160	55,422
Research and development	1,576	1,613	4,855	4,770
Amortization of identifiable intangibles	653	724	1,982	2,170
Pension and postretirement benefits	3,506	3,540	10,489	10,622
Interest expense	1,138	842	3,158	2,555
Asset impairments and costs associated with exit and disposal activities, net of adjustments	495	265	621	633
Total	236,468	201,771	710,814	567,436
Income (loss) from continuing operations before income taxes	2,137	8,137	39,714	47,304
Income tax expense (benefit)	1,125	1,908	7,460	10,728
Net income (loss) from continuing operations	1,012	6,229	32,254	36,576
Income (loss) from discontinued operations, net of tax	21	(26)	68	(104)
Net income (loss)	$1,033	$6,203	$32,322	$36,472

Earnings (loss) per share:
Basic:
Continuing operations	$0.03	$0.19	$0.96	$1.09
Discontinued operations	—	—	—	—
Basic earnings (loss) per share	$0.03	$0.19	$0.96	$1.09
Diluted:
Continuing operations	$0.03	$0.19	$0.96	$1.09
Discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$0.03	$0.19	$0.96	$1.09
Shares used to compute earnings (loss) per share:
Basic	33,870	33,620	33,780	33,541
Diluted	33,871	33,649	33,808	33,678
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net income (loss)	$1,033	$6,203
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $148 in 2022 and net of tax benefit of $294 in 2021)	(2,340)	(2,788)
Derivative financial instruments adjustment (net of tax benefit of $818 in 2022 and net of tax benefit of $174 in 2021)	(2,547)	(717)
Amortization of prior service costs and net gains or losses (net of tax expense of $712 in 2022 and net of tax expense of $927 in 2021)	2,556	3,317
Other comprehensive income (loss)	(2,331)	(188)
Comprehensive income (loss)	$(1,298)	$6,015

	Nine Months Ended September 30,
	2022	2021
Net income (loss)	$32,322	$36,472
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $98 in 2022 and net of tax benefit of $103 in 2021)	(2,034)	(1,443)
Derivative financial instruments adjustment (net of tax benefit of $1,261 in 2022 and net of tax expense of $185 in 2021)	(5,778)	515
Amortization of prior service costs and net gains or losses (net of tax expense of $2,136 in 2022 and net of tax expense of $2,773 in 2021)	7,650	9,954
Other comprehensive income (loss)	(162)	9,026
Comprehensive income (loss)	$32,160	$45,498
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$32,322	$36,472
Adjustments for noncash items:
Depreciation	17,538	16,169
Amortization of identifiable intangibles	1,982	2,170
Reduction of right-of-use lease asset	1,590	1,582
Deferred income taxes	3,078	4,120
Accrued pension and post-retirement benefits	10,519	10,622
Stock-based compensation expense	2,575	3,227
Gain on investment in kaléo	(1,406)	(879)
Changes in assets and liabilities:
Accounts and other receivables	(7,222)	(11,379)
Inventories	(24,855)	(19,902)
Income taxes recoverable/payable	(7,227)	111
Prepaid expenses and other	(5,365)	3,422
Accounts payable and accrued expenses	3,624	12,078
Lease liability	(1,737)	(1,566)
Pension and postretirement benefit plan contributions	(50,503)	(5,510)
Other, net	1,935	750
Net cash (used in) provided by operating activities	(23,152)	51,487
Cash flows from investing activities:
Capital expenditures	(25,527)	(19,576)
Proceeds from the sale of kaléo	1,406	—
Proceeds from the sale of assets	—	4,749
Net cash used in investing activities	(24,121)	(14,827)
Cash flows from financing activities:
Borrowings	279,250	69,250
Debt principal payments	(228,250)	(76,250)
Dividends paid	(12,552)	(12,114)
Debt financing costs	(1,245)	—
Other	(396)	915
Net cash provided by (used in) financing activities	36,807	(18,199)
Effect of exchange rate changes on cash	(805)	(54)
Increase (decrease) in cash & cash equivalents	(11,271)	18,407
Cash and cash equivalents at beginning of period	30,521	11,846
Cash and cash equivalents at end of period	$19,250	$30,253
See accompanying notes to financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance July 1, 2022	$56,911	$304,370	$(2,161)	$(147,335)	$211,785
Net income (loss)	—	1,033	—	—	1,033
Foreign currency translation adjustment	—	—	—	(2,340)	(2,340)
Derivative financial instruments adjustment	—	—	—	(2,547)	(2,547)
Amortization of prior service costs and net gains or losses	—	—	—	2,556	2,556
Cash dividends declared ($0.13 per share)	—	(4,420)	—	—	(4,420)
Stock-based compensation expense	991	—	—	—	991
Tredegar common stock purchased by trust for savings restoration plan	—	13	(13)	—	—
Balance September 30, 2022	$57,902	$300,996	$(2,174)	$(149,666)	$207,058
The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2022	$55,174	$281,187	$(2,135)	$(149,504)	$184,722
Net income (loss)	—	32,322	—	—	32,322
Foreign currency translation adjustment	—	—	—	(2,034)	(2,034)
Derivative financial instruments adjustment	—	—	—	(5,778)	(5,778)
Amortization of prior service costs and net gains or losses	—	—	—	7,650	7,650
Cash dividends declared ($0.37 per share)	—	(12,552)	—	—	(12,552)
Stock-based compensation expense	3,124	—	—	—	3,124
Repurchase of employee common stock for tax withholdings	(396)	—	—	—	(396)
Tredegar common stock purchased by trust for savings restoration plan	—	39	(39)	—	—
Balance September 30, 2022	$57,902	$300,996	$(2,174)	$(149,666)	$207,058

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2021:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at July 1, 2021	$52,940	$261,699	$(2,109)	$(169,190)	$143,340
Net income (loss)	—	6,203	—	—	6,203
Foreign currency translation adjustment	—	—	—	(2,788)	(2,788)
Derivative financial instruments adjustment	—	—	—	(717)	(717)
Amortization of prior service costs and net gains or losses	—	—	—	3,317	3,317
Cash dividends declared ($0.12 per share)	—	(4,042)	—	—	(4,042)
Stock-based compensation expense	966	—	—	—	966
Tredegar common stock purchased by trust for savings restoration plan	—	13	(13)	—	—
Balance at September 30, 2021	$53,906	$263,873	$(2,122)	$(169,378)	$146,279
The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2021:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2021	$50,066	$239,480	$(2,087)	$(178,404)	$109,055
Net income (loss)	—	36,472	—	—	36,472
Foreign currency translation adjustment	—	—	—	(1,443)	(1,443)
Derivative financial instruments adjustment	—	—	—	515	515
Amortization of prior service costs and net gains or losses	—	—	—	9,954	9,954
Cash dividends declared ($0.36 per share)	—	(12,114)	—	—	(12,114)
Stock-based compensation expense	2,925	—	—	—	2,925
Shares issued upon exercise of stock options	915	—	—	—	915
Tredegar common stock purchased by trust for savings restoration plan	—	35	(35)	—	—
Balance at September 30, 2021	$53,906	$263,873	$(2,122)	$(169,378)	$146,279
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of September 30, 2022, the condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021, and the condensed consolidated changes in shareholders’ equity for the nine months ended September 30, 2022 and 2021, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2022 and 2021 for this segment references 13-week periods ended September 25, 2022 and September 26, 2021.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. There was no intercompany funding with Aluminum Extrusions between September 25, 2022 and September 30, 2022.
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
The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.
Risks and Uncertainties
During the three months ended September 30, 2022, events and circumstances indicated that the Surface Protection reporting unit ("Surface Protection"), which is also the asset group, might be impaired. The Company performed a goodwill and long-lived impairment analysis for Surface Protection and determined that the fair value of Surface Protection exceeded its carrying value. Given the uncertain demand for Surface Protections products, it is reasonably possible that the cash flow estimates used in deriving such fair value measurements may change in the future.
As of September 30, 2022, the Surface Protection reporting unit had goodwill of $57.3 million and long-lived identifiable assets of $29.5 million.
Accounting Standards Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which clarified the scope and application of the original guidance. In the second quarter of 2022, the Company adopted ASU 2020-04, which did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted
In September 2022, the FASB issued ASU 2022-04, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance, but does not expect it to have a material impact on the consolidated financial statements.

2. ACCOUNTS AND OTHER RECEIVABLES
As of September 30, 2022 and December 31, 2021, accounts receivable and other receivables, net include the following:

	September 30,	December 31,
(In thousands)	2022	2021
Customer receivables	$108,438	$102,090
Other receivables	3,959	2,958
Total accounts and other receivables	112,397	105,048
Less: Allowance for bad debts	(2,320)	(1,736)
Total accounts and other receivables, net	$110,077	$103,312

3. INVENTORIES
The components of inventories are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Finished goods	$30,025	$25,199
Work-in-process	17,201	11,955
Raw materials	49,212	32,958
Stores, supplies and other	17,665	18,457
Total	$114,103	$88,569

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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the third quarter of 2022 and 2021, respectively. This information has been included in the pension benefit table below.
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Service cost	$—	$—	$5	$9
Interest cost	2,226	2,101	51	50
Expected return on plan assets	(2,044)	(2,862)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3,301	4,268	(33)	(24)
Net periodic benefit cost	$3,483	$3,507	$23	$35

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Service cost	$—	$—	$15	$26
Interest cost	6,676	6,305	153	151
Expected return on plan assets	(6,141)	(8,587)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	9,887	12,799	(101)	(72)
Net periodic benefit cost	$10,422	$10,517	$67	$105
Pension and other postretirement liabilities were $29.1 million and $78.9 million at September 30, 2022 and December 31, 2021, respectively ($0.7 million included in “Accrued expenses” at September 30, 2022 and December 31, 2021, respectively, with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
Tredegar funds its other postretirement benefits on a claims-made basis; for 2022, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2021, or approximately $0.5 million.

5. OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Gain on investment in kaléo(a)	$—	$279	$1,406	$1,197
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such tax	—	—	—	8,486
Other	119	112	(293)	(411)
Total	$119	$391	$1,113	$9,272
(a) In May 2022, additional cash consideration of $1.4 million was received related to customary post-closing adjustments. See Note 12 for additional information on the sale of the investment in kaléo.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Weighted average shares outstanding used to compute basic earnings per share	33,870	33,620	33,780	33,541
Incremental dilutive shares attributable to stock options and restricted stock	1	29	28	137
Shares used to compute diluted earnings per share	33,871	33,649	33,808	33,678
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,932,378 and 2,645,063 for the three and nine months ended September 30, 2022, respectively, and 2,433,213 and 1,280,376 for the three and nine months ended September 30, 2021, respectively.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2022.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2022	$(85,486)	$(2,330)	$(59,519)	$(147,335)
Other comprehensive income (loss)	(2,488)	(2,205)	—	(4,693)
Income tax (expense) benefit	148	522	—	670
Other comprehensive income (loss), net of tax	(2,340)	(1,683)	—	(4,023)
Reclassification adjustment to net income (loss)	—	(1,159)	3,268	2,109
Income tax (expense) benefit	—	295	(712)	(417)
Reclassification adjustment to net income (loss), net of tax	—	(864)	2,556	1,692
Other comprehensive income (loss), net of tax	(2,340)	(2,547)	2,556	(2,331)
Balance at September 30, 2022	$(87,826)	$(4,877)	$(56,963)	$(149,666)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(85,792)	$901	$(64,613)	$(149,504)
Other comprehensive income (loss)	(1,936)	(3,883)	—	(5,819)
Income tax (expense) benefit	(98)	442	—	344
Other comprehensive income (loss), net of tax	(2,034)	(3,441)	—	(5,475)
Reclassification adjustment to net income (loss)	—	(3,156)	9,786	6,630
Income tax (expense) benefit	—	819	(2,136)	(1,317)
Reclassification adjustment to net income (loss), net of tax	—	(2,337)	7,650	5,313
Other comprehensive income (loss), net of tax	(2,034)	(5,778)	7,650	(162)
Balance at September 30, 2022	$(87,826)	$(4,877)	$(56,963)	$(149,666)

The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2021.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2021	$(82,804)	$3,496	$(89,882)	$(169,190)
Other comprehensive income (loss)	(3,082)	1,245	—	(1,837)
Income tax (expense) benefit	294	(297)	—	(3)
Other comprehensive income (loss), net of tax	(2,788)	948	—	(1,840)
Reclassification adjustment to net income (loss)	—	(2,141)	4,244	2,103
Income tax (expense) benefit	—	476	(927)	(451)
Reclassification adjustment to net income (loss), net of tax	—	(1,665)	3,317	1,652
Other comprehensive income (loss), net of tax	(2,788)	(717)	3,317	(188)
Balance at September 30, 2021	$(85,592)	$2,779	$(86,565)	$(169,378)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2021.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(84,149)	$2,264	$(96,519)	$(178,404)
Other comprehensive income (loss)	(1,546)	4,736	—	3,190
Income tax (expense) benefit	103	(1,064)	—	(961)
Other comprehensive income (loss), net of tax	(1,443)	3,672	—	2,229
Reclassification adjustment to net income (loss)	—	(4,037)	12,727	8,690
Income tax (expense) benefit	—	880	(2,773)	(1,893)
Reclassification adjustment to net income (loss), net of tax	—	(3,157)	9,954	6,797
Other comprehensive income (loss), net of tax	(1,443)	515	9,954	9,026
Balance at September 30, 2021	$(85,592)	$2,779	$(86,565)	$(169,378)
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 24 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $33.7 million (18.4 million pounds of aluminum) at September 30, 2022 and $22.1 million (14.9 million pounds of aluminum) at December 31, 2021.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$8	Prepaid expenses and other	$2,085
Liability derivatives: Aluminum futures contracts	Accrued expenses	(5,016)	Accrued expenses	(119)
Aluminum futures contracts	Other non-current liabilities	(1,222)	Other non-current liabilities	—
Net asset (liability)		$(6,230)		$1,966
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

Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,793	5.6264	R$10,088	Oct-22	78%
$1,784	5.6597	R$10,097	Nov-22	78%
$1,659	5.6962	R$9,450	Dec-22	73%
$1,728	5.4310	R$9,385	Jan-23	64%
$1,822	5.4657	R$9,959	Feb-23	68%
$1,921	5.4995	R$10,565	Mar-23	72%
$1,903	5.5379	R$10,539	Apr-23	72%
$1,873	5.5753	R$10,443	May-23	71%
$1,928	5.6118	R$10,820	Jun-23	74%
$2,154	5.6378	R$12,144	Jul-23	83%
$2,020	5.6831	R$11,480	Aug-23	78%
$2,071	5.7174	R$11,841	Sep-23	80%
$2,013	5.7556	R$11,586	Oct-23	79%
$2,018	5.7836	R$11,671	Nov-23	79%
$1,786	5.8312	R$10,414	Dec-23	71%
$659	5.7360	R$3,780	Jan-24	23%
$659	5.7562	R$3,793	Feb-24	23%
$659	5.7774	R$3,807	Mar-24	23%
$659	5.8000	R$3,822	Apr-24	23%
$659	5.8207	R$3,836	May-24	24%
$659	5.8419	R$3,850	Jun-24	24%
$659	5.8636	R$3,864	Jul-24	24%
$659	5.8872	R$3,880	Aug-24	24%
$659	5.9118	R$3,896	Sep-24	24%
$659	5.9350	R$3,911	Oct-24	24%
$659	5.9581	R$3,926	Nov-24	24%
$659	5.9813	R$3,942	Dec-24	24%
$36,381	5.6840	R$206,789		50%
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

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$397	Prepaid expenses and other	$—
Foreign currency forward contracts	Other assets	59	Other assets	—
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(363)	Accrued expenses	(1,255)
Net asset (liability)		$93		$(1,255)
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
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2022 and 2021 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2022	2021	2022		2021
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(2,320)	$2,919	$—	$115	$—	$(1,670)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$837	$2,160	$16	$306	$15	$(34)
	Nine Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2022	2021	2022		2021
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(6,060)	$6,629	$—	$2,177	$—	$(1,892)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$2,135	$4,172	$46	$975	$48	$(183)
As of September 30, 2022, the Company expects $3.7 million of unrealized after-tax losses on aluminum and foreign currency derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2022 and 2021, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

9. INCOME TAXES
Tredegar recorded tax expense of $7.5 million on pre-tax income from continuing operations of $39.7 million in the first nine months of 2022. Therefore, the effective tax rate in the first nine months of 2022 was 18.8%, compared to 22.7% in the first nine months of 2021. The decrease in the effective tax rate for continuing operations is primarily due to a discrete benefit recorded in the first quarter of 2022 resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. As the result of these regulations, future Brazilian income tax will be deductible, but not creditable, in the U.S. The accounting rules require a reduction of the U.S. deferred tax liability previously established related to anticipated future income from Brazil. The tax effect of the reduction of the U.S. deferred tax liability resulted in the discrete tax benefit described above. This one-time discrete benefit is expected to reduce the effective tax rate for the remainder of 2022, which will be offset by an expected increase to the effective tax rate as the result of Brazilian income tax no longer being creditable in the U.S. for the foreseeable future. Total deferred tax assets declined during the third quarter of 2022 compared to December 31, 2021 primarily due to changes in other comprehensive income and the projected utilization of foreign tax credits partially offset by the change in the deferred tax liability discussed above.
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
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 13-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $2.6 million in the first nine months of 2022 and $8.8 million in 2021.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries as of September 30, 2022 are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2018.
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

The following table presents net sales and EBITDA from ongoing operations by segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net Sales
Aluminum Extrusions	$161,649	$137,086	$510,066	$394,492
PE Films	20,059	28,501	82,613	87,885
Flexible Packaging Films	47,278	36,666	128,117	102,560
Total net sales	228,986	202,253	720,796	584,937
Add back freight	9,500	7,264	28,619	20,531
Sales as shown in the condensed consolidated statements of income	$238,486	$209,517	$749,415	$605,468
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$12,071	$12,038	$57,885	$45,062
Depreciation & amortization	(4,416)	(3,900)	(12,846)	(12,062)
EBIT	7,655	8,138	45,039	33,000
Plant shutdowns, asset impairments, restructurings and other	(32)	(160)	(120)	(223)
PE Films:
Ongoing operations:
EBITDA	431	4,821	14,543	21,035
Depreciation & amortization	(1,579)	(1,591)	(4,733)	(4,681)
EBIT	(1,148)	3,230	9,810	16,354
Plant shutdowns, asset impairments, restructurings and other	(498)	(182)	(650)	(457)
Flexible Packaging Films:
Ongoing operations:
EBITDA	7,830	7,396	20,495	25,296
Depreciation & amortization	(590)	(493)	(1,723)	(1,466)
EBIT	7,240	6,903	18,772	23,830
Plant shutdowns, asset impairments, restructurings and other	(6)	(7)	(86)	8,407
Total	13,211	17,922	72,765	80,911
Interest income	9	8	41	40
Interest expense	1,138	842	3,158	2,555
Gain on investment in kaléo	—	279	1,406	1,197
Stock option-based compensation costs	271	675	1,153	1,819
Corporate expenses, net	9,674	8,555	30,187	30,470
Income (loss) from continuing operations before income taxes	2,137	8,137	39,714	47,304
Income tax expense (benefit)	1,125	1,908	7,460	10,728
Income (loss) from continuing operations	1,012	6,229	32,254	36,576
Income (loss) from discontinued operations, net of tax	21	(26)	68	(104)
Net income (loss)	$1,033	$6,203	$32,322	$36,472

The following table presents identifiable assets by segment at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Aluminum Extrusions	$302,392	$280,521
PE Films	105,434	113,613
Flexible Packaging Films	96,676	75,269
Subtotal	504,502	469,403
General corporate	22,755	23,482
Cash and cash equivalents	19,250	30,521
Discontinued operations	151	178
Total	$546,658	$523,584
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and nine months ended September 30, 2022 and 2021:

Net Sales by Geographic Area (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
United States	$181,405	$157,969	$577,496	$447,585
Exports from the United States to:
Asia	7,437	12,609	34,582	43,129
Latin America	2,138	1,170	4,824	3,630
Canada	4,065	4,107	12,431	14,145
Europe	1,016	1,343	3,464	3,323
Operations outside the United States:
Brazil	32,925	25,055	87,999	73,125
Total	$228,986	$202,253	$720,796	$584,937
(a) Export sales relate entirely to PE Films. Operations in Brazil relate entirely to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $4.4 million and $7.4 million in the third quarters of 2022 and 2021, respectively, and $16.1 million and $25.0 million in the first nine months of 2022 and 2021, respectively.

Net Sales by Product Group
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Aluminum Extrusions:
Nonresidential building & construction	$86,659	$68,590	$266,882	$195,941
Consumer durables	16,714	12,873	52,409	39,611
Automotive	11,543	10,150	39,857	32,750
Residential building & construction	15,136	13,154	52,549	39,755
Electrical	4,730	8,015	21,704	24,767
Machinery & equipment	20,028	11,611	48,902	31,190
Distribution	6,839	12,693	27,763	30,478
Subtotal	161,649	137,086	510,066	394,492
PE Films:
Surface protection films	13,018	20,905	58,839	65,997
Overwrap packaging	7,041	7,596	23,774	21,888
Subtotal	20,059	28,501	82,613	87,885
Flexible Packaging Films	47,278	36,666	128,117	102,560
Total	$228,986	$202,253	$720,796	$584,937
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
The following table summarizes the financial results of discontinued operations reflected in the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Costs and expenses:
Selling, general and administrative	(49)	33	(86)	1,251
Adjustment to the fair value estimates used in the disposal of Personal Care Films(a)	—	—	—	(1,118)
Total	(49)	33	(86)	133
Income (loss) from discontinued operations before income taxes	49	(33)	86	(133)
Income tax expense (benefit)	28	(7)	18	(29)
Income (loss) from discontinued operations, net of tax	$21	$(26)	$68	$(104)
(a) Represents a net increase to the estimated fair value of Personal Care Films primarily due to lower costs associated with IT transition-related services to provide the seller developed assets, which did not exist at the time of the sale, to support the seller's IT infrastructure.

The assets and liabilities of the discontinued operations reflected in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, were as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Assets
Prepaid expenses and other (a)	$151	$178

Liabilities
Accrued expenses (a)	$71	$193
(a) The condensed consolidated balance sheet of discontinued operations as of September 30, 2022 includes $0.2 million of other receivables related to the settlement of customary post-closing adjustments and other miscellaneous accrued expenses of $0.1 million. The condensed consolidated balance sheet of discontinued operations as of December 31, 2021 includes $0.2 million of other receivables related to the settlement of customary post-closing adjustments and other miscellaneous accrued expenses of $0.2 million.

The following table provides significant operating and investing cash flow information for discontinued operations:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Operating activities
Other	—	(1,118)
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
In the first nine months ended September 30, 2021, a pre-tax gain of $1.2 million was recognized on the Company’s investment in kaléo, which included a $0.3 million dividend received from kaléo. On December 27, 2021, the Company completed the sale of its investment interests in kaléo (Series A-3 Preferred Stock, Series B Preferred Stock and common stock) and received closing cash proceeds of $47.1 million. Subsequently, in May 2022, additional cash consideration of $1.4 million was received related to customary post-closing adjustments, which is reported in “Other income (expense), net” in the condensed consolidated statements of income.

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
At September 30, 2022, $124.0 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 150.0 basis points. Prior to the Credit Agreement, the interest rate was based on London Inter-Bank Offered Rate plus an applicable credit spread.
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
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. Tredegar was in compliance with all of its debt covenants as of September 30, 2022. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.

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
•uncertain economic conditions in countries in which the Company does business, including continued high inflation and the effects of the Russian invasion of Ukraine;
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
Critical Accounting Policies and Estimates
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with GAAP. The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the 2021 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. Since December 31, 2021, there have been no changes in these policies or estimates that have had a material impact on our results of operations or financial position.
Business Overview
Tredegar Corporation is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American building and construction ("B&C"), automotive and specialty end-use markets through its Aluminum Extrusions segment; surface protection films for high-technology applications in the global electronics industry through its PE Films segment; and specialized polyester films primarily for the Latin American flexible packaging market through its Flexible Packaging Films segment. With approximately 2,300 employees, the Company operates manufacturing facilities in North America, South America, and Asia.
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
Third Quarter Financial Results Highlights
Third quarter 2022 net income from continuing operations was $1.0 million ($0.03 per diluted share) compared with net income from continuing operations of $6.2 million ($0.19 per diluted share) in the third quarter of 2021.
•EBITDA from ongoing operations for Aluminum Extrusions of $12.1 million was consistent with the third quarter of 2021
•EBITDA from ongoing operations for PE Films of $0.4 million was $4.4 million lower than the third quarter of 2021
•EBITDA from ongoing operations for Flexible Packaging Films of $7.8 million was $0.4 million higher than the third quarter of 2021
Given recessionary concerns and recent customer inventory corrections during the third quarter of 2022, the outlook for demand for Aluminum Extrusions’ and PE Films’ products remains uncertain.
Other losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the three ended September 30, 2022 and 2021, respectively. Gains and losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.

Results of Operations
Third Quarter of 2022 Compared with the Third Quarter of 2021
The following table presents a bridge of consolidated net income (loss) from continuing operations from third quarter of 2021 to third quarter of 2022 with related management's discussion and analysis below the table.

(In thousands)
Net income from continuing operations for the three months ended September 30, 2021	$6,229
Income tax expense (benefit)	1,908
Income (loss) from continuing operations before income taxes for the three months ended September 30, 2021	8,137
Increase (decrease) in income from increases (decreases) in the following items:
Sales	28,969
Other income (expense), net	(272)
Total	28,697
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	(29,826)
Freight	(2,236)
Selling, general and administrative	(2,251)
Other	(384)
Total	(34,697)
Income (loss) from continuing operations before income taxes for the three months ended September 30, 2022	2,137
Income tax expense (benefit)	1,125
Net income from continuing operations for the three months ended September 30, 2022	$1,012
Sales in the third quarter of 2022 increased by $29.0 million compared with the third quarter of 2021. Net sales (sales less freight) in Aluminum Extrusions increased $24.6 million, primarily due to an increase in average selling prices to cover higher operating costs, partially offset by the pass-through of lower metal costs. Net sales in PE Films decreased $8.4 million, primarily due to weakening market demand, competitive pricing and unfavorable product mix. Net sales in Flexible Packaging Films increased $10.6 million, primarily due to higher sales volume and higher selling prices from the pass-through of higher resin costs, higher sales volume and favorable product mix. For more information on net sales and volume, see the Segment Operations Review below.
Other income (expense), net for the third quarter ended September 30, 2022 remained consistent with the third quarter of 2021. See Note 5 for additional information.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 11.9% in the third quarter of 2022 compared to 15.0% in the third quarter of 2021. The gross profit margin in Aluminum Extrusions decreased primarily due to higher labor and employee-related costs, lower labor productivity, higher supply expense, higher utility costs and higher freight rates. Additionally, the timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge in the third quarter of 2022 versus a benefit in the third quarter of 2021. In addition, the Company recorded an out-of-period adjustment of $2.5 million related to inventory and accrued labor costs. The gross profit margin in PE Films decreased primarily due to lower Surface Protection contribution margin for non-transitioning products associated with a market slowdown and customer inventory corrections, competitive pricing and previously disclosed customer product transitions. The gross profit margin in Flexible Packaging Films decreased primarily due to higher raw material costs and higher fixed costs, partially offset by higher selling prices from the pass-through of higher resin costs, higher sales volume, favorable product mix and lower variable costs.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 8.6% in the third quarter of 2022, compared with 8.8% in the third quarter of 2021. While third quarter SG&A expenses increased and sales increased year-over-year, R&D expenses remained consistent with prior year. Higher SG&A spending is primarily due to higher professional fees associated with remediation activities related to the Company's previously disclosed material weaknesses in internal control over financial reporting and higher employee-related compensation.

The effective tax rate used to compute income taxes for continuing operations in the third quarter of 2022 was 52.6%, compared to 23.5% in the third quarter of 2021. The increase in the effective tax rate for continuing operations is primarily due to the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime, including the determination of creditable foreign taxes, and limit the amount of foreign taxes that are creditable against U.S. income taxes. Brazilian income tax is no longer creditable in the U.S. for the foreseeable future under these regulations. See Note 9 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the third quarters of 2022 and 2021 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended September 30,
(In millions)	2022	2021
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Environmental charges at Newnan, Georgia plant[3]	$—	$0.1
COVID-19-related expenses, net of relief[1]	—	0.1
Total for Aluminum Extrusions	$—	$0.2
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.5	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[1]	—	0.1
Total for PE Films	$0.5	$0.2
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
(Gain), net of costs associated with the sale of the Lake Zurich manufacturing facility assets	$—	$(0.2)
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities and other[2]	—	0.7
Professional fees associated with internal control over financial reporting[2]	0.8	0.8
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[2]	(0.1)	(0.1)
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[1]	—	0.1
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[4]	3.5	—
Total for Corporate	$4.2	$1.3
1. Included in “Other income (expense), net” in the condensed consolidated statements of income.
2. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
3. Included in “Costs of goods sold” in the condensed consolidated statements of income.
4. See “Corporate Expenses, Interest, & Other” below and Note 4 for additional information.

Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In millions, except percentages)	2022	2021
Floating-rate debt with interest charged on a rollover basis plus a credit spread[1]:
Average outstanding debt balance	$111.1	$122.5
Average interest rate	3.8%	1.8%
1. Following the entry into the Second Amended and Restated Credit Agreement on June 29, 2022, borrowings bear an interest rate equal to Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 10 basis points and an amount depending on the type of borrowing and commitment fees charged on the unused amount under the Second Amended and Restated Credit Agreement. Prior to entry into the Second Amended and Restated Credit Agreement, the interest rate was based on London Inter-Bank Offered Rate ("LIBOR") plus an applicable credit spread. See "Liquidity and Capital Resources" below for additional information.

First Nine Months of 2022 Results vs. First Nine Months of 2021 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from first nine months of 2021 to first nine months of 2022 with related management's discussion and analysis below the table.

(In thousands)
Net income from continuing operations for the first nine months ended September 30, 2021	$36,576
Income tax expense (benefit)	10,728
Income (loss) from continuing operations before income taxes for the first nine months ended September 30, 2021	47,304
Increase (decrease) in income from increases (decreases) in the following items:
Sales	143,947
Other income (expense), net	(8,159)
Total	135,788
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	(131,197)
Freight	(8,088)
Selling, general and administrative	(3,738)
Other	(355)
Total	(143,378)
Income (loss) from continuing operations before income taxes for the first nine months ended September 30, 2022	39,714
Income tax expense (benefit)	7,460
Net income from continuing operations for the first nine months ended September 30, 2022	$32,254
Sales in the first nine months of 2022 increased by $143.9 million compared with the first nine months of 2021. Net sales (sales less freight) in Aluminum Extrusions increased $115.6 million, primarily due to an increase in average selling prices to cover higher aluminum raw material costs and higher operating costs, partially offset by lower sales volume. Net sales decreased $5.3 million in PE Films, primarily due to lower volume in Surface Protection and overwrap films, partially offset by an increase in average selling prices associated with the pass-through of higher market-driven raw material costs. Net sales in Flexible Packaging Films increased $25.6 million, primarily due to higher selling prices from the pass-through of higher resin costs, favorable product mix and higher sales volume. For more information on net sales and volume, see the Segment Operations Review below.
Other income decreased $8.2 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to a 2021 gain of $8.5 million associated with a one-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such tax. See Note 5 for additional information.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 15.9% in the first nine months of 2022 compared to 18.9% in the first nine months of 2021. The gross profit margin in Aluminum Extrusions remained flat compared to the first nine months of 2021. The gross profit margin in PE Films decreased primarily due to lower Surface Protection contribution margin related to previously disclosed customer product transitions and for non-transitioning products associated with a market slowdown and customer inventory corrections and competitive pricing pressures, partially offset by the pass-through lag associated with resin costs. The gross profit margin in Flexible Packaging Films decreased primarily due to higher raw material costs, higher fixed and variable costs, partially offset by higher selling prices from the pass-through of higher resin costs, higher sales volume and favorable product mix.
As a percentage of SG&A and R&D expenses were 8.5% in the first nine months of 2022, compared with 9.9% in the first nine months of 2021. SG&A expenses and sales increased year-over-year, while R&D expenses remained consistent with prior year. Increased SG&A spending is primarily due to higher professional fees associated with remediation activities related to the Company's previously disclosed material weaknesses in internal control over financial reporting and higher employee-related compensation.
The effective tax rate used to compute income taxes for continuing operations in the first nine months of 2022 was 18.8%, compared to 22.7% in the first nine months of 2021. The decrease in the effective tax rate for continuing operations is primarily due to a discrete benefit recorded in the first quarter of 2022 resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. This one-time discrete benefit is expected to reduce the effective tax rate for the remainder of 2022, which will be offset by an expected increase to the effective tax rate as the result of Brazilian income tax no longer being creditable in the U.S. for the foreseeable future. See Note 9 for additional information.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first nine months of 2022 and 2021 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Nine Months Ended September 30,
(In millions)	2022	2021
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Environmental charges at Newnan, Georgia plant[3]	$—	$0.1
COVID-19-related expenses, net of relief[1]	0.1	0.1
Total for Aluminum Extrusions	$0.1	$0.2
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.5	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[1]	0.2	0.4
Total for PE Films	$0.7	$0.5
Flexible Packaging Films:
(Gain) losses from sale of assets, investment writedowns and other items:
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such taxes[1,5]	$—	$(8.5)
COVID-19-related expenses[1]	0.1	0.1
Total for Flexible Packaging Films	$0.1	$(8.4)
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
(Gain), net of costs associated with the sale of the Lake Zurich manufacturing facility assets	$—	$0.1
Other restructuring costs - severance	0.1	—
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities and other[2]	1.6	2.4
Professional fees associated with internal control over financial reporting[2]	2.0	2.0
Write-down of investment in Harbinger Capital Partners Special Situations Fund[1]	—	0.5
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[2]	(0.3)	0.3
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[1]	—	(0.5)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[4]	10.4	—
Total for Corporate	$13.8	$4.8
1. Included in “Other income (expense), net” in the condensed consolidated statements of income.
2. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
3. Included in “Costs of goods sold” in the condensed consolidated statements of income.
4. See “Corporate Expenses, Interest, & Other” below and see Note 4 for additional information.
5. See Note 5 for additional information.

Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2022	2021
Floating-rate debt with interest charged on a rollover basis plus a credit spread[1]:
Average outstanding debt balance	$108.3	$131.5
Average interest rate	2.7%	1.7%
1. Following the entry into the Second Amended and Restated Credit Agreement on June 29, 2022, borrowings bear an interest rate equal to SOFR plus a credit spread adjustment of 10 basis points and an amount depending on the type of borrowing and commitment fees charged on the unused amount under the Second Amended and Restated Credit Agreement. Prior to entry into the Second Amended and Restated Credit Agreement, the interest rate was based on LIBOR plus an applicable credit spread. See "Liquidity and Capital Resources" below for additional information.

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2022	2021		2022	2021
Sales volume (lbs)	45,457	45,407	0.1%	137,427	138,793	(1.0)%
Net sales	$161,649	$137,086	17.9%	$510,066	$394,492	29.3%
Ongoing operations:
EBITDA	$12,071	$12,038	0.3%	$57,885	$45,062	28.5%
Depreciation & amortization	(4,416)	(3,900)	(13.2)%	(12,846)	(12,062)	(6.5)%
EBIT*	$7,655	$8,138	(5.9)%	$45,039	$33,000	36.5%
Capital expenditures	$8,218	$5,183		$15,089	$11,956
*See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Third Quarter 2022 Results vs. Third Quarter 2021 Results
Net sales (sales less freight) in the third quarter of 2022 increased 17.9% versus 2021 primarily due to an increase in average selling prices to cover higher operating costs, partially offset by the pass-through of lower metal costs. Sales volume in the third quarter of 2022 was flat versus 2021. Sales volume in the specialty market, which represented 34% of total volume in 2021, decreased 11.0% in the third quarter of 2022 versus 2021, primarily as a result of exiting lower-margin business. Sales volume in the automotive market, which represented 8% of total volume in 2021, increased 5.3% versus the third quarter of 2021. Nonresidential B&C sales volume, which represented 51% of 2021 volume, increased 8.5% in the third quarter of 2022 versus 2021. The Company has observed slowing order input and order cancellations as customers report high inventory levels. In addition, given the recent slowdown in orders, average labor shortage levels have been significantly diminished. Nonetheless, onboarding new employees has resulted in higher hiring and training costs and production inefficiencies in 2022 versus last year. With a reduced level of incoming orders in the third quarter of 2022, overall open orders at the end of the quarter were 59 million lbs. versus 86 million lbs. at the end of the second quarter of 2022.
EBITDA from ongoing operations in the third quarter of 2022 was flat versus the third quarter of 2021 primarily due to:
•Higher pricing ($19.6 million, net of the pass-through of aluminum raw material costs), partially offset by: higher labor and employee-related costs ($2.1 million) and lower labor productivity ($1.3 million); higher supply expense, including significant price increases in paint, chemicals, packaging and other supplies ($3.6 million); higher utility costs ($2.0 million); higher freight rates ($1.3 million); and increased selling, general and administrative ("SG&A") expenses ($0.8 million); and
•The timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $3.8 million in the third quarter of 2022 versus a benefit of $1.7 million in the third quarter of 2021. In addition, the Company recorded an out-of-period adjustment of $2.5 million related to inventory and accrued labor costs.

First Nine Months of 2022 Results vs. First Nine Months of 2021 Results
Net sales in the first nine months of 2022 increased 29.3% versus 2021 primarily due to an increase in average selling prices to cover higher aluminum raw material costs and higher operating costs, partially offset by lower sales volume. Sales volume in the first nine months of 2022 decreased by 1.0% versus 2021.
EBITDA from ongoing operations in the first nine months of 2022 increased $12.8 million in comparison to the first nine months of 2021, primarily due to:
•Higher pricing ($53.7 million, net of the pass-through of aluminum raw material costs), partially offset by: lower volume ($0.7 million); higher labor and employee-related costs ($6.0 million) and lower labor productivity ($4.6 million); higher maintenance costs ($1.4 million); higher supply expense, including significant price increases in paint, chemicals, packaging and other supplies ($10.1 million); higher utilities ($2.7 million); higher freight rates ($5.2 million); and increased SG&A expenses ($3.2 million); and
•The timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at lower prices in a quickly changing commodity pricing environment, resulted in a benefit of $1.7 million in the first nine months of 2022 versus a benefit of $5.8 million in the first nine months of 2021. The benefit in the first nine months of 2022 was net of an adverse impact from the lag in pricing during the first half of 2022 ($0.3 million), in which products committed to customers at a specified price were shipped in a later period. In addition, the Company recorded an out-of-period adjustment of $2.5 million related to inventory and accrued labor costs.
Aluminum Extrusions has adequate supply agreements for aluminum raw materials in 2022 and continues to secure supply sources to meet expected needs in 2023. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $30 million in 2022, including $15 million for new enterprise resource planning and manufacturing execution systems ("ERP/MES"), $6 million for infrastructure upgrades at the facilities located in Niles, Michigan, Carthage, Tennessee and Newnan, Georgia and $3 million for other strategic projects. The ERP/MES project is expected to cost $28 million over a two-year time span. In addition to strategic projects, approximately $6 million will be required to support continuity of current operations. Depreciation expense is projected to be $15 million in 2022. Amortization expense is projected to be $2 million in 2022.

PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2022	2021		2022	2021
Sales volume (lbs)	7,081	9,283	(23.7)%	27,273	30,066	(9.3)%
Net sales	$20,059	$28,501	(29.6)%	$82,613	$87,885	(6.0)%
Ongoing operations:
EBITDA	$431	$4,821	(91.1)%	$14,543	$21,035	(30.9)%
Depreciation & amortization	(1,579)	(1,591)	0.8%	(4,733)	(4,681)	(1.1)%
EBIT*	$(1,148)	$3,230	(135.5)%	$9,810	$16,354	(40.0)%
Capital expenditures	$793	$1,023		$2,537	$2,757
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Third Quarter 2022 Results vs. Third Quarter 2021 Results
Net sales in the third quarter of 2022 decreased 29.6% compared to the third quarter of 2021. Sales volume decreased in both Surface Protection and overwrap films versus the third quarter of 2021. Surface Protection sales volume declined 26% versus the third quarter of 2021 and 37% versus the second quarter of 2022. Surface Protection sales have been adversely impacted by weak market demand and competitive pricing. Consumer demand for electronics has significantly softened, causing manufacturers in the supply chain to experience reduced capacity utilization and inventory corrections. In addition, these market conditions are adversely impacting mix through reduced sales to our highest value-added customers and products.
EBITDA from ongoing operations in the third quarter of 2022 decreased $4.4 million versus the third quarter of 2021, primarily due to:
•A $4.7 million decrease from Surface Protection:
◦Lower contribution margin for non-transitioning products associated with a market slowdown and customer inventory corrections ($4.0 million) and competitive pricing ($1.1 million); and for previously disclosed customer product transitions ($1.1 million), partially offset by lower SG&A expenses ($0.4 million);
◦A foreign currency transaction gain of $0.5 million in the third quarter of 2022 versus no gains or losses in the third quarter of 2021; and
◦The pass-through lag associated with resin costs (no benefit or charge in the third quarter of 2022 versus a charge of $0.6 million in the third quarter of 2021).
•A $0.3 million increase from overwrap films primarily due to a benefit from the pass-through lag associated with resin costs (no benefit or charge in the third quarter of 2022 versus a charge of $0.4 million in the third quarter of 2021), partially offset by lower sales volume ($0.1 million).
First Nine Months of 2022 Results vs. First Nine Months of 2021 Results
Net sales in the first nine months of 2022 decreased 6% versus the first nine months of 2021 due to lower volume in Surface Protection and overwrap films. Sales volume and revenue declined 7% and 11%, respectively, in Surface Protection. Despite a decline of 11% in sales volume in overwrap films, revenue increased 9% as a result of the pricing impact associated with the pass-through of resin costs.
EBITDA from ongoing operations in the first nine months of 2022 decreased $6.5 million versus the first nine months of 2021, primarily due to:
•A $7.2 million decrease from Surface Protection:
◦Lower contribution margin related to previously disclosed customer product transitions ($4.8 million) and for non-transitioning products associated with a market slowdown and customer inventory corrections ($1.6 million) and competitive pricing pressures ($4.4 million), partially offset by lower SG&A expenses ($0.7 million);
◦A foreign currency transaction gain ($1.0 million) in the first nine months of 2022 versus a charge ($0.1 million) in the first nine months of 2021; and

◦The pass-through lag associated with resin costs (benefit of $0.3 million in the first nine months of 2022 versus a charge of $1.3 million in the first nine months of 2021).
•A $0.7 million increase from overwrap films primarily related to a benefit from the pass-through lag associated with resin costs (benefit of $0.2 million in the first nine months of 2022 versus a charge of $1.3 million in the first nine months of 2021), partially offset by lower sales volume and unfavorable mix ($0.6 million).
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
The Company previously reported the risk that a portion of its film products used in surface protection applications would be made obsolete by customer product transitions to less costly alternative processes or materials. The Company estimates that these transitions, which principally relate to one customer, adversely impacted pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations for PE Films by $14.8 million during 2021 versus 2020. The transitions, which were complete as of the second quarter of 2022, have resulted in a total decline of $7 million in pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations versus 2021.
The Surface Protection business is continuing to experience competitive pricing pressures, unrelated to the customer product transitions, that are expected to adversely impact pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations by approximately $5 million for full year 2022 versus 2021; these competitive pricing pressures are being exacerbated for the Company's exports to Asia with the strengthening of the U.S. Dollar versus the local currencies of competitors in the region. In addition, the timing of a recovery in the consumer electronics market is highly uncertain. To offset the expected adverse impact of the customer transitions and pricing pressures, the Company is aggressively pursuing sales of new surface protection products, applications and customers and driving production efficiencies and cost savings.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $3 million in 2022, including $2 million for productivity projects and $1 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $6 million in 2022. There is no amortization expense for PE Films.

Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2022	2021		2022	2021
Sales volume (lbs)	28,889	27,029	6.9%	82,210	78,666	4.5%
Net sales	$47,278	$36,666	28.9%	$128,117	$102,560	24.9%
Ongoing operations:
EBITDA	$7,830	$7,396	5.9%	$20,495	$25,296	(19.0)%
Depreciation & amortization	(590)	(493)	(19.7)%	(1,723)	(1,466)	(17.5)%
EBIT*	$7,240	$6,903	4.9%	$18,772	$23,830	(21.2)%
Capital expenditures	$2,501	$1,895		$7,310	$4,283
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Third Quarter 2022 Results vs. Third Quarter 2021 Results
Net sales in the third quarter of 2022 increased 28.9% compared to the third quarter of 2021, primarily due to higher selling prices from the pass-through of higher resin costs, higher sales volume and favorable product mix.
EBITDA from ongoing operations in the third quarter of 2022 increased by $0.4 million versus the third quarter of 2021, primarily due to:
•Higher selling prices ($6.9 million) from the pass-through of higher resin costs, higher sales volume ($0.9 million), favorable product mix ($0.5 million), and lower variable costs ($0.4 million), partially offset by higher raw material costs ($5.6 million), higher fixed costs ($0.6 million) and higher SG&A expenses ($0.4 million);
•Net unfavorable foreign currency translation of Real-denominated operating costs ($1.2 million); and
•Foreign currency transaction gains ($0.1 million) in the third quarter of 2022 compared to foreign currency transaction gains ($0.6 million) in the third quarter of 2021.
First Nine Months of 2022 Results vs. First Nine Months of 2021 Results
Net sales in the first nine months of 2022 increased 24.9% compared to the first nine months of 2021, primarily due to higher selling prices from the pass-through of higher resin costs, favorable product mix and higher sales volume.
EBITDA from ongoing operations in the first nine months of 2022 decreased by $4.8 million versus the first nine months of 2021, primarily due to:
•Higher raw material costs ($16.3 million), higher fixed ($0.7 million) and variable costs ($1.5 million), and higher SG&A expenses ($1.0 million), partially offset by higher selling prices ($15.5 million) from the pass-through of higher resin costs, higher sales volume ($1.9 million) and favorable product mix ($1.3 million);
•Net unfavorable foreign currency translation of Real-denominated operating costs ($3.1 million); and
•Foreign currency transaction losses ($0.3 million) in the first nine months of 2022 compared to foreign currency transaction gains ($0.6 million) in the first nine months of 2021.
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
Corporate Expenses, Interest & Other
Corporate expenses, net in the first nine months of 2022 decreased $0.3 million compared to the first nine months of 2021 primarily due to lower professional fees associated with business development activities ($1.6 million) and lower stock-

based compensation ($1.2 million), offset by higher professional fees associated with remediation activities related to the Company's previously disclosed material weaknesses in internal control over financial reporting ($2.3 million).
Interest expense of $3.2 million in the first nine months of 2022 increased $0.6 million compared to the first nine months of 2021 due to higher average interest rates during the first nine months of 2022, partially offset by lower average debt levels.
Pension expense under GAAP of $10.4 million in the first nine months of 2022 remained consistent with the first nine months of 2021. On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan, which could take up to 24 months to complete. In connection therewith, the Company borrowed funds under its revolving credit agreement and made a $50 million contribution to the pension plan (the “Special Contribution”) to reduce its underfunding and as part of a program within the pension plan to hedge or fix the expected future contributions that will be needed by the Company through the settlement process. The Company expects to realize income tax cash benefits on the Special Contribution of approximately $11 million in 2022. Administrative costs for the pension plan through the settlement process are estimated at $4 to $5 million.
Tredegar’s frozen defined benefit pension plan was underfunded on a GAAP basis by $69 million at December 31, 2021, comprised of investments at fair value of $245 million and a projected benefit obligation (“PBO”) of $314 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though these values change daily. The Company estimates that the Special Contribution and changes to the values of pension plan assets and liabilities resulted in a decrease in the underfunding on a GAAP basis from $69 million at December 31, 2021 to approximately $10 million at September 30, 2022. The ultimate settlement benefit obligation may differ from the PBO, depending on market factors for buyers of pension obligations at the time of settlement.
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
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from continuing operations from December 31, 2021 to September 30, 2022 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the condensed consolidated statements of cash flows.
•Accounts and other receivables increased $6.8 million (6.5%).
~~◦~~Accounts and other receivables in Aluminum Extrusions increased $7.3 million primarily due to an increase in average selling prices to cover higher operating costs, partially offset by lower sales volume. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 48.3 days for the 12 months ended September 30, 2022 and 47.6 days for the 12 months ended December 31, 2021.
◦Accounts and other receivables in PE Films decreased $6.8 million due to lower sales volume in both Surface Protection and overwrap films, partially offset by increased overwrap films sales as a result of the pricing impact associated with the pass-through of resin costs. DSO was approximately 29.4 days for the 12 months ended September 30, 2022 and 28.5 days for the 12 months ended December 31, 2021.
◦Accounts and other receivables in Flexible Packaging Films increased $6.2 million primarily due to higher selling prices from the pass-through of higher resin costs, favorable product mix and higher sales volume. DSO was approximately 40.8 days for the 12 months ended September 30, 2022 and 40.0 days for the 12 months ended December 31, 2021.
•Inventories increased $25.5 million (28.8%).
◦Inventories in Aluminum Extrusions increased $12.8 million due to increased raw material levels due to slowing order input, order cancellations as customers report high inventory levels, and increased aluminum supplier costs. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 48.3 days for the 12 months ended September 30, 2022 and 41.4 days for the 12 months ended December 31, 2021.

◦Inventories in PE Films increased $2.9 million due to lower sales volume and higher planned raw material levels from the first half of 2022. DIO was approximately 62.6 days for the 12 months ended September 30, 2022 and 62.8 days for the 12 months ended December 31, 2021.
◦Inventories in Flexible Packaging Films increased $9.8 million primarily due to the impact of higher average resin prices on raw materials, higher planned finished good levels and the impact from the change in the U.S. dollar value of currencies related to operations outside of the U.S. DIO was approximately 96.7 days for the 12 months ended September 30, 2022 and 93.1 days for the 12 months ended December 31, 2021.
•Net property, plant and equipment increased $9.1 million primarily due to capital expenditures of $28.5 million, partially offset by depreciation expense of $17.5 million and a $1.1 million unfavorable change in the value of the U.S. dollar relative to foreign currencies.
•Identifiable intangible assets, net decreased $2.0 million (13.8%) due to amortization expense.
•Deferred income tax assets decreased $3.9 million primarily due to changes in other comprehensive income and the projected utilization of foreign tax credits partially offset by the change in the deferred tax liability as a result of the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. See Note 9 for additional information.
•Accounts payable increased $3.1 million (2.5%).
◦Accounts payable in Aluminum Extrusions increased $4.8 million primarily due to the timing of purchasing raw materials at higher aluminum prices and higher aluminum supplier costs. DPO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 63.3 days for the 12 months ended September 30, 2022 and 60.1 days for the 12 months ended December 31, 2021.
◦Accounts payable in PE Films decreased $2.5 million primarily due to lower raw material purchases. DPO was approximately 51.9 days for the 12 months ended September 30, 2022 and 44.0 days for the 12 months ended December 31, 2021.
◦Accounts payable in Flexible Packaging Films remained flat compared to the prior year. DPO was approximately 69.5 days for the 12 months ended September 30, 2022 and 68.2 days for the 12 months ended December 31, 2021.
Net cash used in operating activities was $23.2 million in the first nine months of 2022 compared to net cash provided by operating activities of $51.5 million in the first nine months of 2021. The change in operating activities is primarily due to the Special Contribution ($50 million) and higher working capital due to factors discussed earlier in this section relating to accounts and other receivables, inventories and accounts payable.
Net cash used in investing activities increased during the first nine months of 2022 compared to the first nine months of 2021 due to higher capital expenditure spending ($6.0 million) and cash proceeds received during the three months ended September 30, 2021 from the sale of the Lake Zurich manufacturing facility assets ($4.7 million), partially offset by a gain related to additional cash consideration received during the first nine months of 2022 in connection with the Company's sale of its investment interests kaléo ($1.4 million).
Net cash provided by financing activities was $36.8 million in the first nine months of 2022, compared to net cash used in financing activities of $18.2 million in the first nine months of 2021. The change in financing activities is primarily due to higher net borrowings ($58.0 million) under the Credit Agreement (as defined below) to fund the $50 million Special Contribution to the pension plan, higher deferred financing costs ($1.2 million), repurchases of employee common stock for tax withholdings of $0.4 million in the first nine months of 2022, and $0.9 million of proceeds from the exercise of stock options in the first nine months of 2021.
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
At September 30, 2022, the Company had cash and cash equivalents of $19.3 million, including cash and cash equivalents held in locations outside the U.S. of $8.5 million.

On June 29, 2022, Tredegar entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that replaced its existing $375 million five-year, secured revolving credit facility that was due to expire on June 28, 2024. The Credit Agreement is a five-year, revolving, secured credit facility that permits aggregate borrowings of $375 million and matures on June 29, 2027.
Net capitalization and indebtedness as defined under the Credit Agreement as of September 30, 2022 were as follows:

Net Capitalization and Indebtedness as of September 30, 2022
(In thousands)
Net capitalization:
Cash and cash equivalents	$19,250
Debt:
Credit Agreement	124,000
Debt, net of cash and cash equivalents	104,750
Shareholders’ equity	207,058
Net capitalization	$311,808
Indebtedness as defined in Credit Agreement:
Total debt	$124,000
Indebtedness	$124,000
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
At September 30, 2022, $124.0 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 150.0 basis points. Prior to the Credit Agreement, the interest rate was based on LIBOR plus an applicable credit spread.
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
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At September 30, 2022, based upon the restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $249 million. Total debt outstanding was $124.0 million and $73.0 million as of September 30, 2022 and December 31, 2021, respectively.

Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA, the Total Net Leverage Ratio and Interest Coverage Ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA, Total Net Leverage Ratio and Interest Coverage Ratio (in each case, as Defined in the Credit Agreement) Along with Related Primary Restrictive Covenants as of and for the Twelve Months Ended September 30, 2022
Computation of Credit EBITDA for the twelve months ended September 30, 2022 (In Thousands):
Net income (loss)	$53,676
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	6,016
Interest expense	3,989
Depreciation and amortization expense for continuing operations	24,966
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,225)	8,253
Charges related to stock option grants and awards accounted for under the fair value-based method	1,829
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	(61)
Total income tax benefits for continuing operations	—
Interest income	(74)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(3,859)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(12,989)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	13,724
Credit EBITDA	$95,470
Computations of Total Net Leverage Ratio and Interest Coverage Ratio at September 30, 2022:
Total Net Leverage Ratio	1.1x
Interest Coverage Ratio	23.93x
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

Tredegar was in compliance with all of its debt covenants as of September 30, 2022. Noncompliance with any of the debt covenants could have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.

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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had a favorable impact on EBITDA from ongoing operations of $0.5 million in the third quarter of 2022 and $1.1 million in the first nine months of 2022 compared with the same periods of 2021.
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of September 30, 2022, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Through the third quarter of 2022 and as of the date of this report, the Company substantially completed all items previously disclosed as expected to be completed in the third quarter of 2022 including implementing all remaining new and revised internal controls over financial reporting designed as part of management’s remediation plan. Management’s testing of the design, implementation and operating effectiveness of controls and training with control owners are ongoing. Remediation efforts continue for deficiencies noted in the initial testing of a number of the newly implemented controls. In addition, the Company intends to finalize its ongoing risk assessment in the fourth quarter of 2022, including the risks arising from fraud.
The Company is committed to the improvement of its internal control over financial reporting and management continues to work with its outside consultant to assist in those efforts, as necessary. The Company continues to monitor the impact of employee turnover, the COVID-19 pandemic and other external factors on its remediation plan and its assessment of internal control over financial reporting. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company cannot assure you when it will remediate the identified material weaknesses, nor can it be certain whether additional actions will be required. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.
Changes in Internal Control Over Financial Reporting
The Company is in the process of making certain changes in its internal controls to remediate the material weaknesses as described above. The execution of the material aspects of this remediation plan began in the second quarter of 2019. Except as noted above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II - OTHER INFORMATION
Item 1A.    Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2021 Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022 ("Second Quarter 2022 Form 10-Q"), there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our risk factors previously disclosed in the 2021 Form 10-K and the Second Quarter 2022 Form 10-Q.
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

Tredegar Corporation
(Registrant)

Date:	November 9, 2022	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2022	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2022	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)