Form 10-K
period 2022-12-31
TREDEGAR CORP
filed 2023-03-16
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter): $266,141,470*
Number of shares of Common Stock outstanding as of March 10, 2023: 34,016,689

*
In determining this figure, an aggregate of 7,351,331 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange on June 30, 2022.

Documents Incorporated By Reference
Portions of the Tredegar Corporation Proxy Statement for the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K
Year Ended December 31, 2022

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
The Company's reportable business segments are Aluminum Extrusions, PE Films and Flexible Packaging Films.
On October 30, 2020, the Company completed the sale of its personal care films business (“Personal Care Films”). The transaction excluded the packaging film lines and related operations located at the Pottsville, Pennsylvania manufacturing site (“Pottsville Packaging”), which are now being reported with the Surface Protection component of PE Films. Commencing in the third quarter of 2020, all historical results for Personal Care Films have been presented as discontinued operations.
For more information on this transaction, see Note 15 “Discontinued Operations” to the Consolidated Financial Statements included in Item 15. “Exhibits and Financial Statement Schedules” (“Item 15”) of this Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”).
Aluminum Extrusions
Aluminum Extrusions, also referred to as Bonnell Aluminum, produces high-quality, soft and medium strength alloyed aluminum extrusions, custom fabricated and finished, for the building and construction, automotive and transportation, consumer durables goods, machinery and equipment, electrical and renewable energy, and distribution markets. Bonnell Aluminum has manufacturing facilities located in the United States (“U.S.”).
Aluminum Extrusions manufactures mill (unfinished), machined, anodized and painted, and thermally improved aluminum extrusions for sale directly to fabricators and distributors. It also manufactures and sells branded product lines: Futura TransitionsTM by Bonnell Aluminum (flooring trims) and TSLOTSTM by Bonnell Aluminum (structural aluminum framing systems). Aluminum Extrusions competes primarily on the basis of product quality, service and price. Sales are made predominantly in the U.S. The end-use markets for Aluminum Extrusions are cyclical and seasonal in nature.
The end-uses in each of Aluminum Extrusions’ primary market segments include:

Major Markets	End-Uses

Building & construction - nonresidential
Commercial windows and doors, curtain walls, storefronts and entrances, automatic entry doors, walkway covers, ducts, louvers and vents, office wall panels, partitions and interior enclosures, acoustical walls and ceilings, point of purchase displays, pre-engineered structures, and flooring trims (Futura TransitionsTM by Bonnell Aluminum)

Building & construction - residential	Residential windows and doors, shower and tub enclosures, railing and support systems, venetian blinds, and swimming pools
Automotive & transportation	Automotive and light truck structural components, battery enclosures for electric vehicles, after-market automotive accessories, grills for heavy trucks, travel trailers and recreation vehicles
Consumer durables	Office furniture, pleasure boats, refrigerators and freezers, appliances and sporting goods
Machinery & equipment	Material handling equipment, conveyor systems, medical equipment, industrial fans and aluminum framing systems (TSLOTSTM by Bonnell Aluminum)
Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theater set structures and various standard profiles (including rod, bar, tube and pipe)
Electrical & renewable energy	Lighting fixtures, electronic apparatus, solar panel brackets and rigid and flexible conduits

Aluminum Extrusions’ net sales (sales less freight) by market segment for the years ended December 31, 2022, 2021 and 2020 is shown below:

% of Aluminum Extrusions Net Sales[1] by Market Segment
	2022	2021	2020
Building and construction:
Nonresidential	53%	50%	56%
Residential	10%	10%	9%
Automotive	8%	8%	8%
Specialty:
Consumer durables	10%	10%	10%
Machinery & equipment	10%	8%	7%
Electrical	4%	6%	4%
Distribution	5%	8%	6%
Total	100%	100%	100%
1. The Company uses net sales from continuing operations as its measure of revenues from external customers at the segment level. For more business segment information, see Note 13 “Business Segments” to the Consolidated Financial Statements in Item 15.

In 2022, 2021 and 2020, Aluminum Extrusions net sales accounted for approximately 71%, 67% and 63% of Tredegar’s consolidated net sales, respectively.
Open Orders. Overall open orders in Aluminum Extrusions was approximately $136.0 million, or 41 million pounds, at December 31, 2022 compared to approximately $306.4 million, or 97 million pounds, at December 31, 2021, a decrease of $170.4 million, or approximately 56%. The reduction in open orders in 2022 compared to 2021 is primarily due to order cancellations as customers report high inventory levels. During the second half of 2022, the Company has observed order cancellations as customers report high inventory levels. Aluminum Extrusions expects the confluence of orders, cancellations and shipments to drive open orders to pre-COVID-19, normalized levels during the first half of 2023. The outlook for demand and shipments in 2023 remains uncertain given recessionary concerns. Sales volume for Aluminum Extrusions, which the Company believes is cyclical and seasonal in nature due to its end-use markets, was 174.7 million pounds in 2022, 183.4 million pounds in 2021 and 186.4 million pounds in 2020.
Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under annual contracts. Refer to Item 7a. "Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K (“Item 7a”) for additional information on aluminum price trends. Aluminum Extrusions believes that it has adequate supply agreements for aluminum raw materials in 2023 despite continued supply chain cost increases related to paint, chemicals, packaging and other non-aluminum raw materials.
PE Films
PE Films produces surface protection films, polyethylene overwrap films and films for other markets. Tredegar’s Surface Protection unit produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™, ForceField PEARL®, Pearl A™, Lithyn™ and Obsidian™ brand names. These films, which are manufactured at facilities in the U.S. and China, support manufacturers of optical and other specialty substrates used in high-technology applications, most notably protecting high-value components of flat panel and flexible displays used in televisions, monitors, notebooks, smartphones, tablets, e-readers, digital signage, semiconductors and automobiles during the manufacturing and transportation process. Tredegar’s Lithyn™ Series represents a new class of tapes for wafer thinning, singulation and transportation designed to enable customers’ to overcome processing challenges and reduce costs. The Obsidian™ series of products is designed for usage in automotive applications. In 2022, 2021 and 2020, PE Films accounted for approximately 11%, 15% and 19% of Tredegar’s consolidated net sales, respectively.
In October 2020, the Surface Protection unit assumed responsibility for Pottsville Packaging, which was previously reported within the Personal Care component of PE Films. Pottsville Packaging produces thin-gauge films as overwrap for bathroom tissue and paper towels.

Raw Materials. The primary raw materials used by PE Films are polyethylene and polypropylene resins. These raw materials are obtained from domestic and foreign suppliers at competitive prices. Refer to Item 7a for additional information on resin price trends. PE Films believes that there will be an adequate supply of polyethylene and polypropylene resins in the foreseeable future.
Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2022, 2021 and 2020 was primarily related to PE Films. R&D spending by the PE Films was approximately $5.3 million, $5.7 million and $7.7 million in 2022, 2021 and 2020, respectively.
Customers. PE Films’ products are sold primarily in the U.S. and Asia, with the top four customers, collectively, comprising 88%, 88% and 84% of its net sales in 2022, 2021 and 2020, respectively. No single PE Films customer exceeds 10% of Tredegar’s consolidated net sales. For additional information, see Item 1A. “Risk Factors” of this Form 10-K (“Item 1A”).
Flexible Packaging Films
Flexible Packaging Films is comprised of Terphane Holdings LLC (“Terphane”). Flexible Packaging Films produces PET-based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. These differentiated, high-value films are primarily manufactured in Brazil and sold in Latin America and the U.S. under the Terphane®, Sealphane® and Ecophane® brand names. Major end uses include food packaging and industrial applications. Flexible Packaging Films competes in all of its markets on the basis of product quality, service and price. In 2022, 2021 and 2020, Terphane accounted for approximately 19%, 18% and 18% of Tredegar’s consolidated net sales, respectively.
Raw Materials. The primary raw materials used by Flexible Packaging Films to produce polyester resins are purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”). Flexible Packaging Films also purchases other polyester resins directly from suppliers. These raw materials are obtained from Brazilian and foreign suppliers at competitive prices. Terphane continues to monitor cost escalations to adjust selling prices as market dynamics permit and believes that there will be an adequate supply of polyester resins, PTA and MEG in the foreseeable future. Refer to Item 7a for additional information on resin price trends.
General
Intellectual Property. Tredegar considers patents, licenses and trademarks to be material to PE Films. On December 31, 2022, PE Films held 43 patents (including 6 U.S. patents), and 76 registered trademarks (including 4 U.S. registered trademarks). Flexible Packaging Films held 1 U.S. patent and 17 registered trademarks (including 4 U.S. registered trademarks). Aluminum Extrusions held no U.S. patents and 3 U.S. registered trademarks. As of December 31, 2022, these patents had remaining terms of 1.5 to 17 years.
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
Human Capital Management.
Overview
Tredegar employed approximately 2,300 people at December 31, 2022 located in the U.S., Brazil, and Asia, of which 80% are located in the U.S. Approximately 18% of the Company’s employees are represented by labor unions located in the U.S. under various collective bargaining agreements with varying durations and expiration dates, none of which expire before 2025. All of Tredegar’s Brazilian employees are represented by a national labor union. Generally, the total number of employees of Tredegar does not significantly fluctuate throughout the year. However, acquisition or divestiture activity, or changes in the level of business activity may impact employee levels.
Health and Safety
Tredegar has continuously exceeded the industry standards for safety. The Company uses various forms of employee safety metrics to assess the health and safety performance of its Aluminum Extrusions, PE Films and Flexible Packaging operations, including employee safety data which is available on the Company’s website at https://tredegar.com/about-tredegar/our-broader-commitments/committed-to-our-employees/.
Additionally, Aluminum Extrusions has on-site health clinics at its Carthage and Clearfield facilities. These clinics allow Aluminum Extrusions to invest in its people, provide more personal and more thorough healthcare to employees, and enhance the employer-employee relationship. The Carthage and Clearfield clinics serve over 500 and 300 employees, respectively.
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
Risks Related to all Tredegar Businesses
•Tredegar’s performance is influenced by costs incurred by its operating companies, including, for example, the cost of raw materials and energy. These costs include the cost of aluminum (the raw material on which Aluminum Extrusions primarily depends), resin (the raw material on which PE Films primarily depends), PTA and MEG (the raw materials on which Flexible Packaging Films primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity, diesel fuel and paint. Aluminum, resin and natural gas prices are volatile as shown in the charts in Item 7a. The Company continues to face inflationary pressures, including notable increases in costs for raw materials, labor and freight. Additionally, geopolitical tensions, including deteriorating relations between the United States and Russia resulting from the invasion of Russia into Ukraine, could result in the implementation of additional economic sanctions, tariffs, import-export restrictions and retaliatory actions that all have the potential to adversely impact the cost of raw materials and energy. The Company attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to customers or that Tredegar will be able to offset fully or on a timely basis the effects of higher raw material and energy costs through price increases or pass-through arrangements. Further, the Company’s cost control efforts may not be sufficient to offset any increases in raw material, energy or other costs.
•Material disruptions at one of the Company’s major manufacturing facilities could negatively impact financial results. Tredegar believes it has implemented measures to minimize the risks of disruption at its facilities. However, a disruption could occur as a result of any number of events: an equipment failure with repairs requiring long lead times, labor stoppages or shortages, cybersecurity attacks, utility disruptions, constraints on the supply or delivery of critical raw materials, and severe weather conditions, including potential flooding at the Aluminum Extrusions facility located in Carthage, TN, which is located in a 50-year flood plain. A material disruption in one of the Company’s operating locations could negatively impact production and the Company’s consolidated financial condition, results of operations and cash flows.
•A failure in the Company’s information technology systems as a result of cybersecurity attacks or other causes could negatively affect Tredegar’s business. The Company depends on information technology (“IT”) to record and process customer orders, manufacture and ship products in a timely manner, secure its production processes and know-how, maintain the financial accuracy of its business records and maintain personally identifiable information of its employees. An IT system failure due to computer viruses, internal or external security breaches, cybersecurity attacks or other malicious causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities and properly report transactions in a timely manner. Increased global IT security threats and cyber-crime pose a potential risk to the security and availability of the Company’s IT systems, networks and services, including those that are managed, hosted, provided or used by third parties, as well as to the confidentiality, availability and integrity of the Company’s data. Additionally, increased cybersecurity risk arises due to certain employees working remotely. To date, interruptions of the Company’s IT systems have been infrequent and have not had a material impact on the Company’s operations. A significant prolonged failure of or security breach of the IT systems, networks or service providers the Company relies upon, or a loss or disclosure of business or other sensitive information, or personally identifiable information, as a result of a cybersecurity incident or other cause, could result in substantial costs to the Company, damage to the Company’s reputation, regulatory enforcement actions and lawsuits and could adversely affect the Company’s results of operations, financial condition or cash flows.
•Our failure to continue to attract, develop and retain certain key officers or employees could adversely affect our businesses. Our success depends upon the efforts and abilities of key personnel, many of whom are longstanding employees. The loss of any of these key personnel could deplete our institutional knowledge base and negatively affect our ability to efficiently operate our businesses. Certain roles have experienced high turnover in recent years, and we are experiencing an increasingly competitive labor market. Job market dynamics have been impacted by macroeconomic conditions, the effects of the COVID-19 pandemic and the “great resignation.” Increased employee turnover could hinder our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and cash flows.
•The Company has identified material weaknesses in its internal control over financial reporting. The Company’s failure to establish and maintain effective internal control over financial reporting and to maintain effective disclosure controls and procedures increases the risk of a material misstatement in its consolidated financial statements, and its failure to meet its reporting and financial obligations, could, in turn, have a negative impact on its financial condition. Since 2019, a total of $7.6 million has been incrementally spent on remediation efforts for management’s outside consultant and design, hiring (including hiring replacements due to high turnover) and training activities.
Maintaining effective internal control over financial reporting is an integral part of producing reliable financial statements. As discussed in Item 9A. “Controls and Procedures” of this Form 10-K (“Item 9A”), the Company’s management concluded that the Company’s internal control over financial reporting was not effective for the periods referred to therein as a result of certain deficiencies that were determined to constitute material weaknesses in the Company’s internal control over financial reporting. Specifically, the Company did not sufficiently attract, develop, and retain competent resources to fulfill internal control responsibilities and did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting. As a consequence of these material weaknesses, the Company did not effectively design, implement and operate process-level controls across its financial reporting processes.
Under standards established by the Public Company Accounting Oversight Board, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2022, the Company continues to revise and execute management’s remediation plan, including the implementation of the new and revised internal controls over financial reporting. The results of management’s testing of the design, implementation and operating effectiveness of controls identified that the Company continued to have material weaknesses in its internal control over financial reporting as of December 31, 2022; however, the material weaknesses existing as of December 31, 2022 were limited to certain discrete items within the previously identified material weaknesses as described further in Item 9A.
While progress has been made since 2019, including the remediation of a significant number of process-level control deficiencies throughout our financial reporting processes, the Company experienced significant turnover in positions relevant to its internal control over financial reporting during 2021 and 2022 that impacted the effectiveness of prior training programs and management’s ability to implement control activities that operated for a sufficient period of time to allow management, through testing, to conclude that the control activities were operating effectively during 2022.
To remediate the material weaknesses described in Item 9A, the Company, with the oversight of the Audit Committee and the assistance of management’s outside consultant, has continued to revise its remediation strategy. The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. As the Company continues to evaluate and work to improve its internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to address control deficiencies or modify the remediation plan. The Company cannot provide assurance, however, as to when it will remediate all such weaknesses, nor can it be certain of whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot provide assurance that additional material weaknesses will not arise in the future. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
The material weaknesses discussed in Item 9A did not result in material misstatements of the Company’s financial statements as of and for the years ended December 31, 2022, 2021 and 2020 or in the intervening interim periods during those respective years. Any failure to remediate the material weaknesses, or the development of new material weaknesses in its internal control over financial reporting, could result in material misstatements in the Company’s consolidated financial statements and cause it to fail to meet its reporting and financial obligations, which in turn could have a negative impact on its financial condition.
•Tredegar has an underfunded defined benefit (pension) plan. Tredegar sponsors a pension plan that covers certain hourly and salaried employees in the U.S. The plan was closed to new participants in 2007, and substantially frozen to benefit accruals for active participants in 2014. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan. In connection therewith, on February 9, 2022, the Company borrowed funds under its revolving credit agreement to contribute $50 million to the pension plan (the “Special Contribution”) to reduce its underfunding and as part of a program within the pension plan to hedge or fix the expected future contributions that will be needed by the Company through the settlement process. The settlement process has been delayed because of longer-than-expected review times with the Internal Revenue Service (“IRS”). The Company does not expect issues with receiving approval from the IRS and is hopeful that the entire process will be completed by the end of 2023. As of December 31, 2022, the plan was underfunded under U.S. generally accepted accounting principles (“GAAP”) measures by $28 million. The Company expects there will be no required minimum contributions to the pension plan until final settlement. The ultimate settlement benefit obligation may differ from the projected benefit obligation (“PBO”) of $246 million as of December 31, 2022, depending on market factors for buyers of pension obligations at the time of settlement. Additionally, factors that could cause actual future contributions by the Company to settle the pension plan to differ from expectations include, without limitation, differences between the ultimate settlement benefit obligation and the PBO, census data, administrative costs, the effectiveness of hedging activities and discounts required to liquidate non-public securities held by the plan.
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
•Noncompliance with any of the covenants in the Company’s $375 million revolving credit facility, as amended and restated on June 29, 2022, which matures in June 2027, could result in all debt under the agreement outstanding at such time becoming due and limiting the Company’s borrowing capacity, which could have a material adverse effect on its consolidated financial condition and liquidity. The credit agreement governing Tredegar’s revolving credit facility contains restrictions and financial covenants that, if violated, could restrict the Company’s operational and financial flexibility. Failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the revolving credit facility at such time becoming due, which could have a material adverse effect on the Company’s consolidated financial condition and liquidity.

•Our results of operations, financial condition and cash flows have been, and may continue to be, impacted by the Coronavirus (“COVID-19”). The COVID-19 pandemic has adversely affected the economy of the United States and other countries around the world, including affecting labor supply and causing supply chain disruptions. While some of the economic impacts resulting from COVID-19 have eased and many COVID-19 related restrictions have been lifted or relaxed due to advancements in COVID-19 vaccination, testing, and treatment, a rise in infection rates, the emergence of new COVID-19 variants, or any future pandemic could result in, among other things, a reduction in orders placed by our customers who could be closing or curtailing their own operations. We may also experience labor shortages and supply chain disruptions, including product and raw material shortages, delays, and price increases as a result of the COVID-19 pandemic or any future pandemic. Our suppliers, contractors, and third-party logistic providers may continue to experience disruptions and delays stemming from labor and supply challenges, and significant disruptions in transport and logistics services due to facility closures, labor constraints, and other challenges. These challenges may impact our ability to maintain sufficient inventory and to accurately predict demand or lead times, which may inhibit our ability to service customer demand. Additionally, addressing shortages from our current suppliers may require the Company to procure products from new suppliers or through brokers with whom we have a limited or no prior relationship.
Providing an estimate for the ongoing impact of COVID-19 pandemic on the Company’s business is difficult given the evolving nature of COVID-19 and the likelihood that any impact would be affected by factors outside of our control. Such factors may include the severity, duration and spread of COVID-19 and emerging variants, the actions that have been or may be taken by the governments of countries affected, and the ability of our customers and consumers to remain in operation and pay for the products purchased on a timely basis. Additionally, to the extent the COVID-19 pandemic or any future pandemic adversely affects our business, financial condition, or results of operations, it may heighten other risks described in this section.
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
Starting in third quarter of 2022, the Company observed slowing order input and order cancellations as customers reported high inventory levels. There can be no assurance as to the extent and timing of the recovery of sales volumes and profits for Aluminum Extrusions, especially since there can be a lag in the recovery of its end-use markets in comparison to the overall economic recovery.
•The failure to successfully implement the new enterprise resource planning and manufacturing execution systems could adversely impact the Aluminum Extrusions business and results of operations. In January 2022, Aluminum Extrusions obtained approval from the Board to engage in the implementation project of a new enterprise resource planning and manufacturing execution systems (“ERP/MES”) across all locations of the Aluminum Extrusions business. The ERP/MES project commenced in 2022 and is expected to cost a total of approximately $30 million over a two-year time span. The implementation of these systems is a major undertaking from a financial, management, and personnel perspective. The implementations may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that these systems will be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the design and implementation of the new systems could adversely affect our financial position, results of operations and cash flows; additionally, any disruptions, delays or deficiencies could adversely affect our remediation efforts with respect to the effectiveness of our internal controls over financial reporting.
•Failure to prevent foreign competitors from evading anti-dumping and countervailing duties, or failure to reinstate the Aluminum Tariff on aluminum extrusions, could adversely impact Aluminum Extrusions. Chinese and other overseas manufacturers continue to try to evade the anti-dumping and countervailing orders to avoid duties. On October 3, 2022, the U.S. International Trade Commission (“ITC”) extended the anti-dumping (“AD”) and countervailing duty (“CVD”) orders against aluminum extrusions from China, for a period of five years. In 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported into the U.S. from certain countries. However, in December 2020, the Department of Commerce (“DOC”) introduced a tariff exclusion process, granting applicants with tariff exclusions. A failure by, or the inability of, U.S. trade officials to restore the import tariff in its full format, could have a material adverse effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.
•The duty-free importation of goods allowed under the United States-Mexico-Canada Agreement (“USMCA”), or other free trade agreements or duty-preference regimes, could result in lower demand for aluminum extrusions made in the U.S., which could materially and negatively affect Aluminum Extrusions’ business and results of operations. As noted above, in March 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported into the U.S. from certain countries, including countries from which Aluminum Extrusions has historically sourced aluminum products.  In September 2019, the U.S., Canada and Mexico entered into the USMCA.  As a result of the 10% tariffs on aluminum ingot imported to the U.S. and the duty-free importation of goods allowed under USMCA or other trade agreement regimes or duty-preference programs, aluminum extrusions from outside the United States that are able to take advantage of duty-preference programs upon importation into the United States made in Canada and Mexico are free of the 10% tariff and can now be imported into and sold in the U.S. at very competitive prices.  This could result in lower demand for aluminum extrusions made in the U.S., which could materially and negatively affect Aluminum Extrusions’ business and results of operations.
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
Risks Related to PE Films
•PE Films is highly dependent on sales associated with relatively few large customers. PE Films’ top four customers comprised approximately 10%, 13% and 16% of Tredegar’s consolidated net sales in 2022, 2021 and 2020, respectively. The loss or significant reduction of sales associated with one or more of these customers without replacement by new business could have a material adverse effect on the Company. Surface Protection sales have been adversely impacted by weak market demand and competitive pricing. Customer demand for electronics has continued to deteriorate since the third quarter of 2022, causing manufacturers in the supply chain to experience reduced capacity utilization and inventory corrections. In addition, these depressed market conditions, which are expected to continue for most of the first half of 2023, are adversely impacting mix through reduced sales to our highest value-added customers and products.
The Company previously reported the risk that a portion of its film products used in surface protection applications would be made obsolete by customer product transitions, which principally relate to one customer, to less costly alternative processes or materials. The Company estimates that these transitions, which were complete as of the second quarter of 2022, resulted in a total decline of $7 million in pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations during 2022 versus 2021.
The Surface Protection business is continuing to experience competitive pricing pressures, unrelated to the customer product transitions, that adversely impacted pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations by approximately $5.5 million in 2022 versus 2021. To offset the adverse impact of the customer transitions and pricing pressures, the Company is aggressively pursuing sales of new surface protection products, applications and customers and driving production efficiencies and cost savings.
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
•An impairment of the Surface Protection reporting unit’s goodwill could have a material non-cash adverse impact on our results of operations. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). The valuation of goodwill depends on a variety of factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit factors, and goodwill impairment valuations can be sensitive to assumptions associated with such factors. Failure to successfully achieve projections could result in future impairments. Impairment to the Surface Protection reporting unit’s goodwill may also be caused by factors outside the Company’s control, such as increasing competitive pricing pressures, weak consumer electronic market demand, lower than expected sales and profit growth rates, and various other factors. Significant and unanticipated changes could require a non-cash charge for impairment in a future period, which may significantly affect the Company’s results of operations in the period of such charge.
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
•Overcapacity in Latin American polyester film production and governmental failure to extend anti-dumping duties in Brazil on imported products or prevent competitors from circumventing such duties could adversely impact Flexible Packaging Films. In recent years, excess global capacity in the industry has led to increased competitive pressures from imports into Brazil. The Company believes that these conditions have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins for Flexible Packaging Films. Favorable anti-dumping rulings or countervailing duties are in effect for products imported from China, Egypt, India, Mexico, United Arab Emirates, Turkey, Peru and Bahrain. Competitors not currently subject to anti-dumping duties may choose to utilize their excess capacity by selling product in Brazil, which may result in pricing pressures that Flexible Packaging Films may not be able to offset with cost savings measures and/or manufacturing efficiency initiatives. In May 2021, the Brazilian authorities concluded the sunset review relating to the anti-dumping process for polyester film imported from China, India and Egypt, and decided to extend duties for another five years. However, due to its doubts that films would continue to be imported from China and Egypt, the government immediately suspended the implementation of the tariffs for those countries. If in the future there are volumes imported from China or Egypt which are harming the Brazilian market, authorities may promptly reinstate tariffs. For India, the Brazilian authorities also reviewed measures against countervailing duties and extended those for five years as well. Considering the expiration date for anti-dumping rulings against Mexico, United Arab Emirates and Turkey in first quarter 2023, Terphane timely petitioned for a sunset review in the fourth quarter of 2022, and the Brazilian authority is in the process of reviewing the petition and data provided in order to initiate the sunset review investigation, which was formalized in February 2023.
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
The Company’s principal manufacturing plants and facilities as of December 31, 2022 are listed below:
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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Tredegar’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “TG”. There were 34,016,689 shares of common stock held by 1,624 shareholders of record on March 10, 2023.
Dividend Information
Tredegar has paid a regular cash dividend every quarter since becoming a public company in July 1989. In addition, Tredegar has paid special cash dividends from time to time. On December 1, 2020, the Board declared a special dividend of $200 million, or $5.97 per share, on the Company’s common stock (the “Special Dividend”). The Special Dividend was paid in December 2020.
All decisions with respect to the declaration and payment of future dividends will be made by the Board in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in the Company’s revolving credit facility and other such considerations as the Board deems relevant. See Note 7 “Debt and Credit Agreements” to the Consolidated Financial Statements in Item 15 for the restrictions on the payment of dividends contained in the Company’s credit agreement.
Issuer Purchases of Equity Securities
On January 7, 2008, Tredegar announced that the Board approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of the Company’s outstanding common stock. The authorization has no time limit. Tredegar did not repurchase any shares in the open market or otherwise in 2022, 2021 or 2020 under this standing authorization. The maximum number of shares remaining under this standing authorization was 1,732,003 at December 31, 2022.
Stock Performance Graph
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2022. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2022 Russell Investment Group. All rights reserved.

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
This section provides discussion and a year-to-year comparison for the years ended December 31, 2022, 2021 and 2020.
Business Overview
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
Earnings before interest and taxes ("EBIT") from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company in Note 13 “Business Segments” to the Consolidated Financial Statements in Item 15. EBIT is not intended to represent the stand-alone results for Tredegar's ongoing operations under GAAP and should not be considered as an alternative to net income (loss) as defined by GAAP. We believe that EBIT is a widely understood and utilized metric that is meaningful to certain investors and that including this financial metric in the reconciliation of management’s performance metric, EBITDA from ongoing operations, provides useful information to those investors that primarily utilize EBIT to analyze the Company’s core operations.
Sales were $938.6 million in 2022 compared to $826.5 million in 2021. Net income from continuing operations was $28.4 million ($0.84 per diluted share) in 2022, compared with net income from continuing operations of $57.9 million ($1.72 per diluted share) in 2021.
2022 Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions of $66.8 million was $10.9 million higher than the year of 2021
•EBITDA from ongoing operations for PE Films of $11.9 million was $15.7 million lower than the year of 2021
•EBITDA from ongoing operations for Flexible Packaging Films of $27.5 million was $4.2 million lower than the year of 2021
Other losses related to asset impairments and costs associated with exit and disposal activities for continuing operations were not material for the years ended December 31, 2022 and 2021, respectively. Gains and losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.

Results of Operations
2022 versus 2021
The following table presents a bridge of consolidated net income (loss) from continuing operations from the year of 2021 to the year of 2022 with related management’s discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the year ended December 31, 2021	$57,937
Income tax expense (benefit)	9,284
Income (loss) from continuing operations before income taxes for the year ended December 31, 2021	67,221
Increase (decrease) in income from increases (decreases) in the following items:
Sales	112,109
Other income (expense), net	(19,441)
Total	92,668
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	(114,352)
Freight	(6,750)
Selling, general and administrative	(3,826)
Other	(2,191)
Total	(127,119)
Income (loss) from continuing operations before income taxes for the year ended December 31, 2022	32,770
Income tax expense (benefit)	4,389
Net income (loss) from continuing operations for the year ended December 31, 2022	$28,381
Sales in 2022 increased by 13.6% compared with 2021. Net sales increased 18.3% in Aluminum Extrusions primarily due to an increase in average selling prices to cover higher aluminum raw material costs and higher operating costs, partially offset by lower sales volume. Net sales decreased 18.0% in PE Films primarily due to lower volume, partially offset by higher pricing associated with the pass-through of increased resin costs. Net sales increased in Flexible Packaging Films by 20.1% primarily due to higher selling prices from the pass-through of higher resin costs, favorable product mix and higher sales volume. For more information on changes in net sales and volume, see the Segment Operations Review section below.
Other income (expense), net decreased $19.4 million compared to 2021, primarily due to 2021 gains of $12.8 million on the investment in kaléo and $8.5 million associated with a one-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such tax. See Note 9 “Other Income (Expense), net” to the Consolidated Financial Statements in Item 15 for additional information.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 14.9% in 2022 versus 18.0% in 2021. The gross profit margin in Aluminum Extrusions remained flat compared to 2021. The gross profit margin in PE Films decreased primarily due to Surface Protection lower sales for non-transitioning products associated with a market slowdown and customer inventory corrections and competitive pricing, and previously disclosed customer product transitions, partially offset by pass-through lag associated with resin pricing. The gross profit margin in Flexible Packaging Films decreased due to higher raw material costs and higher fixed costs, partially offset by favorable product mix, higher sales volume and higher selling prices from the pass-through of higher resin costs. For more information on changes in operating costs and expenses, see the Segment Operations Review section below.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 9.1% in 2022 compared with 9.8% in 2021. SG&A expenses and sales increased year-over-year, while R&D expenses remained consistent with the prior year. Increased SG&A spending is primarily due to higher professional fees associated with the internal and external audits of the Company and higher employee-related compensation.
The effective tax rate used to compute income taxes for continuing operations for the year of 2022 was 13.4%, compared to 13.8% in 2021. The decrease in the effective tax rate for continuing operations is primarily due to a discrete tax benefit recorded in the first quarter of 2022 resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service (“IRS”) on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. This discrete benefit was partially offset by an increase to the effective tax rate as the result of the Brazilian income tax no longer being creditable in the U.S. for the foreseeable future. Lastly, the effective tax rate changed due to foreign rate differences pertaining to the Company’s foreign operations and the benefit from tax incentives in Brazil. See Note 12 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in 2022 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 13 “Business Segments” to the Consolidated Financial Statements in Item 15 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

($ in millions)	Q1	Q2	Q3	Q4	2022
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses, net of relief [2]	$0.1	$—	$—	$—	$0.1
Environmental charges at Newnan, Georgia plant[3]	—	—	—	0.1	0.1
Storm damage to the Newnan, Georgia plant[1]	—	—	—	0.1	0.1
Total for Aluminum Extrusions	$0.1	$—	$—	$0.2	$0.3
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$—	$0.5	$—	$0.5
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[2]	0.1	0.1	—	—	0.2
Total for PE Films	$0.1	$0.1	$0.5	$—	$0.7
Flexible Packaging Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[2]	$—	$—	$—	$0.1	$0.1
Total for Flexible Packaging Films	$—	$—	$—	$0.1	$0.1
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1	$—	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	1.5	0.1	—	0.8	2.4
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.4	0.8	0.8	0.6	2.6
Stock compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 Special Dividend[1]	—	(0.2)	(0.1)	—	(0.3)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[4]	3.4	3.5	3.5	4.0	14.4
Total for Corporate	$5.3	$4.3	$4.2	$5.4	$19.2
1.Included in “Selling, general and administrative expenses” in the consolidated statements of income.
2. Included in “Other income (expense), net” in the consolidated statements of income.
3. Included in "Costs of goods sold" in the consolidated statements of income.
4. For more information, see “Corporate Expenses, Interest and Other” below and Note 8 “Retirement Plans and Other Postretirement Benefits” to the Consolidated Financial Statements in Item 15.

Average debt outstanding and interest rates were as follows:

(In millions, except percentages)	2022	2021
Floating-rate debt with interest charged on a rollover basis plus a credit spread[1]:
Average outstanding debt balance	$114.5	$128.8
Average interest rate	3.5%	1.8%
1.Following the entry into the Second Amended and Restated Credit Agreement on June 29, 2022, borrowings bear an interest rate equal to SOFR plus a credit spread adjustment of 10 basis points and an amount depending on the type of borrowing and commitment fees charged on the unused amount under the Second Amended and Restated Credit Agreement. Prior to entry into the Second Amended and Restated Credit Agreement, the interest rate was based on LIBOR plus an applicable credit spread. See "Liquidity and Capital Resources" below for additional information.

2021 versus 2020
The following table presents a bridge of consolidated net income (loss) from continuing operations from the year of 2020 to the year of 2021 with related management’s discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the year ended December 31, 2020	$(16,833)
Income tax expense (benefit)	(8,213)
Income (loss) from continuing operations before income taxes for the year ended December 31, 2020	(25,046)
Increase (decrease) in income from increases (decreases) in the following items:
Sales	71,165
Other income (expense), net	87,670
Total	158,835
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	(90,723)
Freight	(2,546)
Selling, general and administrative	9,282
Research and development	2,051
Amortization of intangibles	1,313
Goodwill impairment	13,696
Other	359
Total	(66,568)
Income (loss) from continuing operations before income taxes for the year ended December 31, 2021	67,221
Income tax expense (benefit)	9,284
Net income (loss) from continuing operations for the year ended December 31, 2021	$57,937
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
Other income (expense), net increased $87.7 million compared to 2020, primarily due to a 2021 gain of $8.5 million associated with a one-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil's Supreme Court regarding the calculation of such tax and a gain of $12.8 million on the Company’s investment in kaléo recognized in the full year ended December 31, 2021 compared to a loss of $60.9 million in the full year ended December 31, 2020.
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
As a percentage of sales, SG&A and R&D expenses were 9.8% in 2021 compared with 12.3% in 2020. SG&A and R&D expenses were down year-over-year, while net sales increased. Decreased spending is primarily due to non-recurring corporate costs associated with the divested Personal Care Films business, lower R&D spending in PE Films, lower stock-based compensation, and nonrecurring SG&A expenses related to the Bright View Technologies divestiture at the end of 2020.
Amortization of intangible assets decreased $1.3 million compared to 2020 primarily due to an out-of-period adjustment of $0.9 million in connection with the original valuation of intangible assets and goodwill related to the acquisition of Futura in February 2017.

During the first three months of 2020, the Company performed goodwill impairment tests and recognized a goodwill impairment charge of $13.7 million ($10.5 million after taxes), which represented the entire amount of goodwill associated with Aluminum Extrusions’ AACOA reporting unit. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15 for additional details.
The effective tax rate used to compute income taxes for continuing operations for the year of 2021 was 13.8%, compared to 32.8% in 2020. The decrease in the effective tax rate for continuing operations is primarily due to the strong earnings of Terphane Ltda, which are included in Tredegar’s U.S. consolidated tax return and, the tax impact of the local statutory tax rates of Tredegar’s foreign subsidiaries being higher than the current U.S. tax rate of 21%, the benefit of tax incentives in Brazil and the release of the valuation allowance for capital loss carryforwards.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in 2021 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 13 “Business Segments” to the Consolidated Financial Statements in Item 15 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

($ in millions)	Q1	Q2	Q3	Q4	2021
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP feasibility study[1]	$—	$—	$—	$0.3	$0.3
Futura intangible amortization out-of-period adjustment[6]	—	—	—	(0.9)	(0.9)
Vacation accrual policy change[5]	—	—	—	(2.9)	(2.9)
Environmental charges at Newnan, Georgia plant[3]	—	—	0.1	0.1	0.2
COVID-19-related expenses, net of relief [2]	(0.2)	0.3	0.1	(0.1)	0.1
Total for Aluminum Extrusions	$(0.2)	$0.3	$0.2	$(3.5)	$(3.2)
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$—	$0.1	$0.3	$0.4
(Gains) losses from sale of assets, investment writedowns and other items:
Vacation accrual policy change[5]	—	—	—	(0.5)	(0.5)
COVID-19-related expenses[2]	0.2	0.1	0.1	0.1	0.5
Total for PE Films	$0.2	$0.1	$0.2	$(0.1)	$0.4
Flexible Packaging Films:
(Gains) losses from sale of assets, investment writedowns and other items:
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil’s Supreme Court regarding the calculation of such taxes [2,4]	$—	$(8.5)	$—	$—	$(8.5)
COVID-19-related expenses[2]	—	—	—	0.1	0.1
Total for Flexible Packaging Films	$—	$(8.5)	$—	$0.1	$(8.4)
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Costs, net of gain associated with the sale of the Lake Zurich manufacturing facility assets	$0.2	$0.2	$(0.2)	$(0.1)	$0.1
Other restructuring costs - severance	—	—	—	0.2	0.2
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	0.8	0.8	0.7	1.6	3.9
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.2	0.9	0.8	1.2	3.1
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	0.1	0.4	—	—	0.5
Stock compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 Special Dividend[1]	0.4	0.1	(0.1)	—	0.4
Transition service fees, net of corporate costs associated with the divested Personal Care Films business[2]	(0.3)	(0.3)	0.1	0.2	(0.3)
Vacation accrual policy change[5]	—	—	—	(0.4)	(0.4)
Total for Corporate	$1.4	$2.1	$1.3	$2.7	$7.5
1.Included in “Selling, general and administrative expenses” in the consolidated statements of income.
2. Included in “Other income (expense), net” in the consolidated statements of income.
3. Included in "Costs of goods sold" in the consolidated statements of income.
4. For more information, see Note 9 “Other Income (Expense), net” to the consolidated financial statements in Item 15.
5. For more information, see Note 6 “Accrued Expenses” to the consolidated financial statements in Item 15.
6. Included in “Amortization of identifiable intangibles” in the consolidated statements of income.

Average debt outstanding and interest rates were as follows:

(In millions, except percentages)	2021	2020
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$128.8	$33.5
Average interest rate	1.8%	2.3%
Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2022	2021	% Change
Sales volume (lbs)	174,670	183,367	(4.7)%
Net sales	$637,872	$539,325	18.3%
Ongoing operations:
EBITDA	$66,800	$55,948	19.4%
Depreciation & amortization	(17,414)	(16,272)	(7.0)%
EBIT	$49,386	$39,676	24.5%
Capital expenditures	$23,664	$18,914
Net sales in 2022 increased 18.3% versus 2021. The annual increase in net sales was primarily due to an increase in average selling prices to cover higher average aluminum raw material costs and higher operating costs, partially offset by lower sales volume. Sales volume in 2022 decreased 4.7% versus 2021, primarily due to lower shipments in the specialty and automotive segments which declined 14.3% and 4.2%, respectively. Shipments for non-residential B&C in 2022 increased by 1.6% versus 2021.
EBITDA from ongoing operations increased $10.9 million in 2022 versus 2021, primarily due to:
•Higher pricing ($69.6 million, net of the pass-through of aluminum raw materials costs), partially offset by: lower volume ($5.6 million); higher labor and employee-related costs ($7.2 million) and lower labor productivity ($5.6 million); higher supply expenses ($15.3 million), including significant price increases in paint, chemicals, packaging and other supplies; higher freight expenses ($6.3 million); higher utility rates ($3.1 million); higher maintenance expenses ($1.4 million); and higher SG&A ($3.0 million); and
•Inventories accounted for under the last in, first out (“LIFO”) method resulted in a charge of $2.9 million in 2022 versus a benefit of $0.6 million in 2021. In addition, inventories accounted for under the first in, first out (“FIFO”) method resulted in no charge or benefit in 2022 versus a benefit of $6.7 million in 2021, which related to the timing of the flow through of aluminum raw material costs passed through to customers previously acquired at higher prices in a quickly changing commodity pricing environment. Also, the Company recorded unfavorable net out-of-period adjustments totaling $0.6 million for charges related to inventory, accrued labor costs and accounts payable in 2022.
Aluminum Extrusions has secured supply sources to meet expected needs for aluminum raw materials in 2023. See discussion of quantitative and qualitative disclosures about market risk in Item 7a in this Form 10-K for additional information on aluminum price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures are projected to be $26 million in 2023, include $11 million for a new ERP/MES, $6 million for infrastructure upgrades at the facilities located in Niles, Michigan, Carthage, Tennessee and Newnan, Georgia, and $2 million for other strategic projects. The ERP/MES project commenced in 2022 and is expected to cost a total of approximately $30 million over a two-year time span. In addition to strategic projects, approximately $7 million will be required to support continuity of current operations. Depreciation expense is projected to be $15 million in 2023. Amortization expense is projected to be $2 million in 2023.

PE Films
A summary of results for PE Films is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2022	2021	% Change
Sales volume (lbs)	32,873	39,429	(16.6)%
Net sales	$97,571	$118,920	(18.0)%
Ongoing operations:
EBITDA	$11,949	$27,694	(56.9)%
Depreciation & amortization	(6,280)	(6,263)	(0.3)%
EBIT	$5,669	$21,431	(73.5)%
Capital expenditures	$3,289	$2,997
Net sales in 2022 decreased 18% versus 2021, primarily due to lower volume in Surface Protection and overwrap films. Sales volume and net sales declined 15% and 23%, respectively, in Surface Protection. Sales volume and net sales declined 19% and 4%, respectively, in overwrap films, with volume declines partially offset by the pricing impact associated with the pass-through of resin costs.
EBITDA from ongoing operations in 2022 decreased $15.7 million versus 2021 primarily due to:
•A $14.6 million decrease from Surface Protection as a result of:
◦Lower contribution for: non-transitioning products associated with a market slowdown and customer inventory corrections ($7.3 million), competitive pricing ($5.5 million), lower productivity ($0.6 million) and previously disclosed customer product transitions ($6.6 million), partially offset by lower SG&A and research and development expenses ($1.4 million);
◦The pass-through lag associated with resin costs (a benefit of $0.5 million in 2022 versus a charge of $2.2 million in 2021);
◦A foreign currency transaction gain of $0.8 million in 2022 versus a loss of $0.2 million in 2021; and
◦Inventories accounted for under the LIFO method resulted in a charge of $0.1 million in 2022 versus a charge of $0.6 million in 2021.
•A $1.1 million decrease from overwrap films primarily due to lower volume ($1.9 million). The pass-through lag associated with resin costs resulted in a benefit of $0.4 million in 2022 versus a charge of $1.3 million in 2021. In addition, inventories accounted for under the LIFO method resulted in a charge of $0.4 million in 2022 versus a benefit of $0.5 million in 2021.
Customer Product Transitions and Other Factors in Surface Protection
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation processes and then discarded.
The Company previously reported the risk that a portion of its film products used in surface protection applications would be made obsolete by customer product transitions, which principally relate to one customer, to less costly alternative processes or materials. The Company estimates that these transitions, which were complete as of the second quarter of 2022, resulted in a total decline of $7 million in pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations during 2022 versus 2021.
The Surface Protection business is continuing to experience competitive pricing pressures, unrelated to the customer product transitions, that adversely impacted pre-tax income from continuing operations as reported under GAAP and EBITDA from ongoing operations by approximately $5.5 million in 2022 versus 2021. To offset the adverse impact of the customer transitions and pricing pressures, the Company is aggressively pursuing sales of new surface protection products, applications and customers and driving production efficiencies and cost savings.

Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures are projected to be $4 million in 2023, including: $2 million for productivity projects and $2 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $7 million in 2023. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Year Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	December 31,
	2022	2021
Sales volume (lbs)	106,685	104,569	2.0%
Net sales	$168,139	$139,978	20.1%
Ongoing operations:
EBITDA	$27,452	$31,684	(13.4)%
Depreciation & amortization	(2,444)	(1,988)	(22.9)%
EBIT	$25,008	$29,696	(15.8)%
Capital expenditures	$8,151	$5,603
Net sales in 2022 increased 20.1% compared to 2021, primarily due to higher selling prices from the pass-through of higher resin costs, favorable product mix and higher sales volume.
EBITDA from ongoing operations in 2022 decreased by $4.2 million versus 2021, primarily due to:
•Higher raw material costs ($17.9 million), higher fixed costs ($1.5 million), and higher SG&A expenses ($1.4 million), offset by higher selling prices from the pass-through of higher resin costs ($18.3 million), higher sales volume ($1.1 million), favorable product mix ($1.6 million), and lower variable costs ($0.1 million);
•Net unfavorable foreign currency translation of Real-denominated operating costs ($3.7 million) in 2022 versus 2021; and
•Foreign currency transaction losses ($0.2 million) in 2022 compared to foreign currency transaction gains ($0.7 million) in 2021.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures are projected to be $8 million in 2023, including $2 million for new capacity for value-added products and productivity projects and $6 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $3 million in 2023. Amortization expense is projected to be $0.1 million in 2023.
Corporate Expenses, Interest and Other
Corporate expenses, net in 2022 decreased by $0.6 million compared 2021, primarily due to lower professional fees associated with business development activities ($1.1 million), employee-related compensation ($0.9 million) and stock-based compensation ($0.6 million), partially offset by increased professional fees associated with the internal and external audits of the Company ($2.2 million).
Interest expense was $5.0 million in 2022 in comparison to $3.4 million in 2021, primarily due to higher interest rates.
Pension expense under GAAP was $14.4 million in 2022, an unfavorable change of $0.5 million from 2021. In February 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan. In connection therewith, the Company borrowed funds under its revolving credit agreement and made the Special Contribution to reduce its underfunding and as part of a program within the pension plan to hedge or fix the expected future contributions that will be needed by the Company through the settlement process. The settlement process has been delayed because of longer-than-expected review times with the IRS. The Company does not expect issues with receiving approval from the IRS and is hopeful that the entire process will be completed by the end of 2023. The Company realized income tax benefits on the Special Contribution of $11 million in 2022. Administrative costs for the pension plan through the settlement process are estimated at $4 to $5 million.
Tredegar’s frozen defined benefit pension plan was underfunded on a GAAP basis (also estimated settlement basis) by $28 million at December 31, 2022, comprised of investments at fair value of $218 million and a PBO of $246 million. The ultimate underfunded amount at settlement may differ from amounts existing at the end of 2022, depending on changes in market factors, including for buyers of pension obligations at the time of settlement.

Prior to the Special Contribution, GAAP pension expense was a reasonable proxy for the Company’s required minimum cash contribution to the pension plan. The Company expects there will be no required minimum cash contributions until final settlement. Pension expense under GAAP is projected to be approximately $14 million in 2023, which is mainly comprised of non-cash amortization of deferred net actuarial losses reflected in the Company’s shareholders’ equity as accumulated other comprehensive losses. Beginning in 2022, and consistent with no expected required minimum cash contributions, no pension expense is included in calculating earnings before interest, taxes, depreciation and amortization as defined in the Company’s revolving credit agreement (“Credit EBITDA”).
Net capitalization and other credit measures are provided in Liquidity and Capital Resources, below.
Liquidity and Capital Resources
The Company continuously focuses on working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from continuing operations from December 31, 2021 to December 31, 2022 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
•Accounts and other receivables decreased $18.8 million or 18.2%.
◦Accounts and other receivables in Aluminum Extrusions decreased by $10.4 million primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs in the fourth quarter of 2022 versus 2021. DSO (computed using trailing 12 months net sales and a rolling 12-month average of accounts and other receivables balances) was approximately 48.7 days in 2022 and 47.6 days in 2021.
◦Accounts and other receivables in PE Films decreased by $6.5 million primarily due to lower sales volume in both Surface Protection and overwrap films, partially offset by increased overwrap films sales as a result of the pricing impact associated with the pass-through of higher resin costs. DSO was approximately 30.3 days in 2022 and 28.5 days in 2021.
◦Accounts and other receivables in Flexible Packaging Films decreased by $1.7 million primarily due to lower sales volume in the fourth quarter of 2022 versus 2021. DSO was approximately 41.1 days in 2022 and 40.0 days in 2021.
•Inventories increased $39.2 million or 44.3%.
◦Inventories in Aluminum Extrusions increased by $16.8 million primarily due to increased raw material levels due to lower than anticipated customer orders, order cancellations as customers report high inventory levels, and increased aluminum supplier costs. DIO (computed using trailing 12 months costs of goods sold calculated on a FIFO basis and a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 53.6 days in 2022 and 41.4 days in 2021.
◦Inventories in PE Films has remained consistent with prior year. The DIO of approximately 62.8 days in 2021 increased to 66.8 days in 2022 primarily due to the weak market demand for Surface Protection’s products.
◦Inventories in Flexible Packaging Films increased by $22.5 million primarily due to the impact of higher average resin prices on raw materials, higher planned finished good levels and the impact from the change in the U.S. dollar value of currencies related to operations outside of the U.S. DIO was approximately 108.0 days in 2022 and 93.1 days in 2021.
•Net property, plant and equipment increased by $16.0 million or 9.4% primarily due to capital expenditures of $40.1 million, partially offset by depreciation expense of $23.9 million.
•Identifiable intangible assets, net decreased by $2.5 million or 17.7% primarily due to amortization expense.
•Deferred income tax assets decreased $1.8 million or 11.6% primarily due to changes in other comprehensive income and the projected utilization for foreign tax credits, partially offset by the change in deferred tax liability as a result of the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and IRS on January 4, 2022. See Note 12 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
•Accounts payable decreased by $8.8 million or 7.1%.
◦Accounts payable in Aluminum Extrusions decreased by $11.3 million, primarily due to lower raw material purchases due to higher than anticipated on-hand inventory quantities, partially offset by favorable payment terms with certain vendors. DPO (computed using trailing 12 months costs of goods sold calculated on a FIFO basis and a rolling 12-month average of accounts payable balances) was approximately 64.2 days in 2022 and 60.1 days in 2021.

◦Accounts payable in PE Films decreased by $3.7 million primarily due to lower raw material purchases. DPO was approximately 51.0 days in 2022 and 44.0 days in 2021.
◦Accounts payable in Flexible Packaging Films increased by $5.6 million, primarily due to higher resin costs related to raw material purchases in 2022 and favorable payment terms with certain vendors. DPO was approximately 72.4 days in 2022 and 68.2 days in 2021.
Net cash used in operating activities was $20.8 million in 2022 compared to net cash provided by operating activities of $70.6 million in 2021. The change in operating activities is primarily due to the Special Contribution ($50 million), higher income taxes paid during 2022 and higher working capital due to factors discussed earlier in this section relating to accounts and other receivables, inventories and accounts payable.
Net cash used in investing activities was $35.5 million in 2022 compared to net cash provided by investing activities of $24.5 million in 2021. The change in investing activities is primarily due to higher capital expenditure spending ($9.5 million), cash proceeds received in 2021 in connection with the sale of the Company’s investment in kaléo ($47.1 million) and the sale of the Lake Zurich manufacturing facility assets in 2021 ($4.7 million).
Net cash provided by financing activities was $45.4 million in 2022 compared to net cash used in financing activities of $76.8 million in 2021. The change in financing activities is primarily due to higher net borrowings ($125.0 million) under the Credit Agreement (as defined below) to fund the $50 million Special Contribution to the pension plan and working capital, higher deferred financing costs ($1.2 million) associated with the refinancing of the Credit Agreement in June 2022, repurchases of employee common stock for tax withholdings of $0.4 million in 2022, and $0.9 million of proceeds from the exercise of stock options in the first nine months of 2021.
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
At December 31, 2022, Tredegar had cash and cash equivalents of $19.2 million, including funds held in locations outside the U.S. of $10.3 million.
On June 29, 2022, Tredegar entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) that replaced its existing $375 million five-year, secured revolving credit facility that was due to expire on June 28, 2024. The Credit Agreement is a five-year, revolving, secured credit facility that permits aggregate borrowings of $375 million and matures on June 29, 2027.
Net capitalization and indebtedness as defined under the Credit Agreement as of December 31, 2022 were as follows:

Net Capitalization and Indebtedness as of December 31, 2022
(In thousands)
Net capitalization:
Cash and cash equivalents	$19,232
Debt:
Credit Agreement	137,000
Debt, net of cash and cash equivalents	117,768
Shareholders’ equity	201,762
Net capitalization	$319,530
Indebtedness as defined in Credit Agreement:
Total debt	$137,000
Indebtedness	$137,000

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
At December 31, 2022, $137.0 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 162.5 basis points. Prior to the Credit Agreement, the interest rate on borrowings was based on LIBOR plus an applicable credit spread.
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
Under the Credit Agreement:
•Total Net Leverage Ratio is defined as the ratio of (a)(i) total indebtedness minus (ii) liquidity (the lesser of $50,000,000 and the aggregate amount of cash and cash equivalents) to (b) Credit EBITDA; and
•Interest Coverage Ratio is defined as the ratio of Credit EBITDA to interest expense.
The Credit Agreement is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. At December 31, 2022, based upon the most restrictive covenant within the Credit Agreement, available credit under the Credit Agreement was approximately $201 million. Total debt outstanding was $137.0 million and $73.0 million as of December 31, 2022 and 2021, respectively.
Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA, the Total Net Leverage Ratio and Interest Coverage Ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA, Total Net Leverage Ratio and Interest Coverage Ratio (in each case, as Defined in the Credit Agreement) Along with Related Primary Restrictive Covenants as of and for the Twelve Months Ended December 31, 2022

Computations of Credit EBITDA for the twelve months ended December 31, 2022 (in thousands):
Net income (loss)	$28,455
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	4,389
Interest expense	4,990
Depreciation and amortization expense for continuing operations	26,403
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $5,898)	5,924
Charges related to stock option grants and awards accounted for under the fair value-based method	1,424
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	(74)
Total income tax benefits for continuing operations	—
Interest income	(57)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(1,406)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	14,400
Credit EBITDA	$84,448
Computations of leverage and interest coverage ratios as defined in Credit Agreement at December 31, 2022:
Total Net Leverage Ratio	1.39x
Interest Coverage Ratio	16.92x
Most restrictive covenants as defined in Credit Agreement:
Unlimited payments for dividends and stock repurchases during the term of the Credit Agreement so long as the Total Net Leverage Ratio is equal to or less than 2.00x, and otherwise restrictions on payments for dividends and stock repurchases for the term of the Credit Agreement at $75 million	$—
Maximum Total Net Leverage Ratio permitted	4.00x
Minimum Interest Coverage Ratio permitted	3.00x
Tredegar was in compliance with all of its debt covenants as of December 31, 2022. Noncompliance with any of the debt covenants may have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.

Material Cash Requirements for Known Contractual and Other Obligations
The Company’s material cash requirements from known contractual and other obligations as of December 31, 2022 were as follows:
Long-term debt and interest payments
As of December 31, 2022, the Company had outstanding debt of $137.0 million with contractual payments due in June 2027. Estimated future interest payments associated with outstanding debt total $37.7 million, with $8.4 million payable within the next 12 months.
Pension and other postretirement obligations
In February 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan, which could take up to 24 months to complete. In connection therewith, on February 9, 2022, the Company borrowed funds under its revolving credit agreement and contributed a $50 million Special Contribution to the pension plan to reduce its underfunding and as part of a program within the pension plan to hedge or fix the expected future contributions that will be needed by the Company through the settlement process. The Company estimates that, with the Special Contribution, there will be no required minimum contributions to the pension plan until final settlement. Tredegar expects that the final settlement funding will be approximately $28 million but may differ from this expectation based on changes in market factors, including from buyers of pension obligations at the time of settlement.
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $1.7 million, of which the Company expects to pay $0.2 million in the next 12 months.
In addition to providing pension benefits, the Company provides postretirement life insurance and health care benefits for certain groups of employees. As of December 31, 2022, the aggregate benefit obligation for the Company’s other post retirement plans was $5.7 million, of which the Company expects to pay $0.5 million in the next 12 months.
Capital expenditure commitments
See “Projected Capital Expenditures and Depreciation & Amortization” within “Segment Operations Overview” above in this Item 7 for discussion of the Company’s planned investment in capital expenditures in 2023, of which $13.3 million contractual commitments that existed as of December 31, 2022.
Operating Leases
The Company enters into various operating leases primarily for real estate, office equipment and vehicles. See Note 4 “Leases” to the Consolidated Financial Statements in Item 15 for additional information.
Uncertain Tax Positions
As of December 31, 2022, unrecognized tax benefits on uncertain tax positions were $0.6 million. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by Tredegar would possibly result in the payment of estimated interest and penalties of $0.1 million if tax payments were made as a result of a successful challenge by the taxing authority on uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain. Therefore, the Company is unable to make a reasonably reliable estimate of the timing of payments beyond 12 months. See Note 12 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Certain accounting policies, as described below, are considered "critical accounting policies" because they are particularly dependent on estimates made by management about matters that are inherently uncertain and could have a material impact on the Company’s consolidated financial statements. Estimates and judgments are based on historical experience, forecasted events and various other assumptions that management believes are reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. A summary of all of our significant accounting policies is included in Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15.
Impairment of Goodwill
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). When assessing goodwill for impairment, accounting guidance allows the Company to first perform a qualitative assessment (“Step 0 analysis”), which evaluates certain qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit factors. If the Company's Step 0 analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would perform a quantitative impairment test (“Step 1 analysis”).
During the three months ended September 30, 2022, events and circumstances indicated that the Surface Protection reporting unit (“Surface Protection”), which is also the asset group, might be impaired. The Company performed a Step 1 analysis and long-lived impairment analysis for Surface Protection and determined that the fair value of Surface Protection exceeded its carrying value by 18.6%.
The Company estimated the fair value of Surface Protection at September 30, 2022 by: (i) computing a weighted average estimated enterprise value (“EV”) utilizing both the discounted cash flow (the “DCF Method”) and market multiple (the “Market Multiple Method”) methods, (ii) applying adjustments for any surplus or deficient working capital, (iii) adding cash and cash equivalents, and (iv) subtracting interest-bearing debt. The Company’s estimate of Surface Protection’s EV as of September 30, 2022 was determined by weighting the Market Multiple Method by 20% and the DCF Method by 80%. A heavier weighting towards the DCF Method was used since Surface Protection’s projections better reflect recovery from the weak market demand, competitive pricing and cash flows associated with new surface protection products, applications, customers, production efficiencies, and cost savings. Key financial assumptions utilized to determine the fair value of the reporting unit includes revenue growth projections and a weighted average cost of capital assumption. At September 30, 2022, the effect of a ten percent decrease in the revenue growth projections and a one percent increase to the weighted average cost of capital assumption would further decrease the fair value of the reporting unit’s fair value by approximately $5 million and $6 million, respectively.
Customer demand for electronics has continued to deteriorate since the third quarter of 2022, causing manufacturers in the supply chain to experience reduced capacity utilization and inventory corrections. In addition, these depressed market conditions, which are expected to continue through the first half of 2023, are adversely impacting mix through reduced sales to our highest value-added customers and products. Given the uncertain demand for Surface Protections products, it is reasonably possible that the cash flow estimates used in deriving such fair value measurements may change in the future.
As of December 1, 2022, the Company’s reporting units with goodwill were Surface Protection in PE Films and Futura in Aluminum Extrusions. Both of these reporting units have separately identifiable operating net assets (operating assets including goodwill and identifiable intangible assets net of operating liabilities). The Company's Step 0 analyses as of December 1, 2022 of these reporting units concluded that it is not more likely than not that the fair values of each reporting unit was less than its carrying amount. Therefore, the Step 1 quantitative goodwill impairment tests for these reporting units were not necessary as of December 1, 2022. The Surface Protection and Futura reporting units had goodwill in the amounts of $57.3 million and $13.3 million, respectively, at December 31, 2022. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15 for additional information on the analysis of goodwill impairment.

Pension Benefits
Tredegar sponsors a noncontributory defined benefit (pension) plan covering certain current and former U.S. employees. The plan is closed to new participants and pay for active plan participants for benefit calculations was frozen as of December 31, 2007. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan, which is expected to be completed by the end of 2023.
The Company’s pension plan has resulted in varying amounts of net pension income or expense, as developed from actuarial valuations and the application of GAAP. Inherent in the valuation are key assumptions including discount rates and the expected return on plan assets. Inherent in the application of GAAP includes the amortization of deferred non-cash actuarial gains or losses. Net periodic pension benefit cost under GAAP during 2022, 2021 and 2020 was $14.4 million, $14.0 million and $14.6 million, respectively, including non-cash amortization of net actuarial losses of $13.7 million, $17.0 million and $15.5 million, respectively.
The Company is required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining actuarial valuation assumptions. Assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences are deferred in accumulated other comprehensive income or loss directly in shareholders’ equity and subsequently amortized in net periodic pension benefit cost. Other comprehensive net actuarial losses reflected directly in shareholders’ equity was $103.6 million, $109.2 million and $149.5 million on a pre-tax basis as of December 31, 2022, 2021 and 2020, respectively, which have resulted in the significant non-cash amortization costs as noted above.
Following the announcement to terminate and settle the pension plan, the Company contributed $50 million to the pension plan and implemented (through consultation with its investment advisors) a liability-matching bond portfolio investment strategy (including a derivative overlay) that hedged the estimated settlement funding gap, which was approximately $24 million (before plan administration costs) at that time. The overall objective of this hedging program is to minimize the volatility of the estimated settlement funding gap such that, as applicable interest rates move up or down causing a decrease or increase in the estimated value of the settlement liability, the value of the matching bond portfolio and derivative overlay decreases or increases by a similar amount.
The discount rate is used to determine the present value of future payments (i.e., the estimated settlement liability). In general, the estimated settlement liability increases as the discount rate decreases and vice versa. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments, which prior to the planned termination and settlement was determined by using the AA-rated bond yield curve. Given the anticipated termination and settlement of the pension plan, the Company determined an appropriate discount rate as of December 31, 2022, based on the weighted average of lump sum settlement interest rates and estimated annuity purchase settlement rates. The weighted average discount rate utilized was 5.07%, 2.90% and 2.57% at the end of 2022, 2021 and 2020, respectively, with changes between periods due to changes in market interest rates and in 2022 also the change to a settlement discount rate estimating methodology.
A 100 basis point increase in the discount rate assumption would have decreased the projected benefit obligation / estimated settlement liability and the net periodic pension cost for the pension plan by approximately $23 million and $2 million, respectively. A 100 basis point decrease in the discount rate assumption would have increased the projected benefit obligation / estimated settlement liability and the net periodic pension cost for the pension plan by approximately $24 million and $2 million, respectively. In both assumption situations, as a result of the hedging program, the Company would expect a similar overall change in the liability matching bond portfolio and derivative overlay.
A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on plan assets (net of fees and plan expenses), which is primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was approximately negative 15.1% in 2022, positive 10.4% in 2021 and positive 10.9% in 2020.
The expected long-term rate return of 5.00% used in both 2021 and 2020 were determined at the end of 2020 and 2019 and therefore did not contemplate the liability-driven investment strategy discussed above, however, the expected long-term rate return of 3.05% used in 2022 and 4.99% for 2023 does contemplate the liability-driven investment strategy discussed above. See Note 8 “Retirement Plans and Other Postretirement Benefits” to the Consolidated Financial Statements in Item 15 for more information on expected long-term return on plan assets and asset mix.
Net periodic benefit cost, which excludes the impact of the expected plan settlement, for 2023 under GAAP is expected to be approximately $14 million, including non-cash amortization of other comprehensive net actuarial losses of approximately $12 million.

The Company has been monitoring the estimated settlement funding gap and the effectiveness of its liability-matching bond portfolio investment strategy through an online tool provided by its investment advisors, which increased to approximately $28 million at December 31, 2022 primarily due to administrative costs incurred by the plan.
As the settlement process occurs, the Company expects to recognize a non-cash reclassification adjustment to net income or loss of the entire remaining balance of other comprehensive net actuarial losses reflected directly in shareholders’ equity, which was approximately $104 million on a pre-tax basis at December 31, 2022.
See the Segment Operations Review section above for further discussion regarding the financial impact of the Company’s pension plans.
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
See Note 12 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information on income taxes.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 10 “Derivatives” to the Consolidated Financial Statements in Item 15 for additional information.
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
The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2022, 2021 and 2020 are as follows:

Tredegar Corporation Percentage of Net Sales and Total Assets Related to Foreign Markets*
	2022			2021			2020
	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets -Foreign Operations
	Net Sales			Net Sales			Net Sales
	Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations
Canada	2	—	—	2	—	—	2	—	—
Europe	—	—	—	1	—	—	1	—	—
Latin America	1	13	13	1	12	10	—	13	10
Asia	5	—	2	7	—	3	11	—	4
Total	8	13	15	11	12	13	14	13	14

*	The percentages for foreign markets are relative to Tredegar’s consolidated net sales and total assets .
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
The Company estimates annual net costs of R$177 million for the net mismatch translation exposure between Terphane Ltda.’s U.S. Dollar quoted or priced sales and raw material costs and underlying Brazilian Real quoted or priced Terphane Ltda. Operating Costs. Terphane Ltda. has outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars to hedge its exposure. See Note 10 “Derivatives” to the Consolidated Financial Statements in Item 15 for more information on outstanding hedging contracts and this hedging program.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a favorable impact on EBITDA from ongoing operations in PE Films of $1.1 million in 2022 compared to 2021.
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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
On November 1, 2018, the Company filed a Current Report on Form 8-K (the “November 2018 Form 8-K”) to disclose certain material weaknesses in internal control over financial reporting. For further information, see the November 2018 Form 8-K and Item 4. “Controls and Procedures” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.
As of December 31, 2022, the Company continues to revise and execute management’s remediation plan, including the implementation of the new and revised internal controls over financial reporting. The results of management’s testing of the design, implementation and operating effectiveness of controls identified that the Company continued to have material weaknesses in its internal control over financial reporting as of December 31, 2022; however, the material weaknesses existing as of December 31, 2022 were limited to certain discrete items within the previously identified material weaknesses.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2022, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on management’s assessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022. The Company did not sufficiently attract, develop, and retain competent resources to fulfill internal control responsibilities and did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting. As a consequence of these material weaknesses, the Company did not effectively design, implement and operate process-level controls across its financial reporting processes.
While these material weaknesses did not result in material misstatements of the Company’s consolidated financial statements as of and for the year ended December 31, 2022, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, the Company concluded that the deficiencies represent material weaknesses in its internal control over financial reporting and its internal control over financial reporting was not effective as of December 31, 2022.
The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2022 consolidated financial statements included in this Form 10-K, has expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP’s report appears on page 42 of this Form 10-K.
Remediation Plan and Efforts to Address the Identified Material Weaknesses
With the oversight of the Audit Committee of the Board of Directors (the “Audit Committee”), the Company commenced remediation efforts in the first quarter of 2019 pursuant to the original six step remediation plan that was designed with the assistance of management’s outside consultant, an internationally recognized accounting firm. As of December 31, 2022, the Company continues to revise and execute management’s remediation plan to implement new and revised internal controls over financial reporting. Since 2019, significant resources have been invested in the remediation efforts principally related to:
•the assistance from management’s outside consultant;
•the design of internal controls for various antiquated information technology systems that lead to highly manual processes supporting financial reporting objectives;
•the hiring of additional resources with technical internal control over financial reporting expertise; and
•the establishment and execution of training programs for management on relevant internal control over financial reporting matters.
In addition, the Aluminum Extrusions business commenced the implementation of a new Board-approved enterprise resource planning and manufacturing execution systems (“ERP/MES”) in the first quarter of 2022, which is expected to cost approximately $30 million over a two-year time span. The implementation will benefit the Aluminum Extrusion internal control environment by standardizing process-level controls and general information technology controls and significantly reduce the manual processes across the organization by replacing various antiquated information technology systems.
While progress has been made since 2019, including the remediation of a significant number of process-level control deficiencies throughout our financial reporting processes, the Company experienced significant turnover in positions relevant to its internal control over financial reporting during 2021 and 2022 that impacted the effectiveness of prior training programs and management’s ability to implement control activities that operated for a sufficient period of time to allow management, through testing, to conclude that the control activities were operating effectively during 2022. To remediate the material weaknesses described above, the Company, with the oversight of the Audit Committee and the assistance of management’s outside consultant, has continued to revise its remediation strategy with the following remediation steps:
•Continue to hire, train and retain individuals with appropriate skills and experience related to designing, operating and documenting internal control over financial reporting;
•Continue to enhance controls as needed as the Company remediates control deficiencies identified;
•Develop a targeted training program to educate control owners on the principles and requirements of internal control activities associated with the material weaknesses above including, but not limited to;
◦Addressing the reliability of the underlying information used in the performance of internal control activities;
◦Retaining adequate documentary evidence for internal control activities, including the retention of evidence to support the precision of review and evidence of review procedures performed to demonstrate effective design, implementation and operation of such controls; and
◦Ensuring timely and consistent performance of the controls as designed.

The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company is committed to the improvement of its internal control over financial reporting and management continues to work with its outside consultant to assist in those efforts, as necessary. The Company continues to monitor the impact of employee turnover and other external factors on its remediation plan and its assessment of internal control over financial reporting. The Company cannot assure you when it will remediate the identified material weaknesses, nor can it be certain whether additional actions will be required. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future. See Item 1A. “Risk Factors” of this Form 10-K for risks and uncertainties associated with management’s report on internal control over financial reporting as of and for the year ended December 31, 2022.
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. Except as noted above with respect to the completion of certain steps in the remediation plan, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
The information concerning corporate governance to be included in the Proxy Statement under the headings “Board Meetings, Meetings of Independent Directors and Board Committees” and “Corporate Governance and Risk Oversight” is incorporated herein by reference.
Set forth below are the names, ages and titles of the Company’s executive officers:

Name	Age	Title
John M. Steitz	64	President and Chief Executive Officer
D. Andrew Edwards	64	Executive Vice President and Chief Financial Officer
Kevin C. Donnelly	48	Vice President, General Counsel and Corporate Secretary
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
Tredegar has a Code of Conduct that applies to all of its directors, officers and employees (including its chief executive officer, chief financial officer and principal accounting officer) and has posted the Code of Conduct on its website. All amendments to or waivers from any provision of the Company’s Code of Conduct applicable to the chief executive officer, chief financial officer and principal accounting officer will be disclosed on the Company’s website. The Company’s internet address is www.tredegar.com.
Item 11.    EXECUTIVE COMPENSATION
The information to be included in the Proxy Statement under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Committee Report” and “Compensation of Executive Officers” is incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information to be included in the Proxy Statement under the heading “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information to be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions,” “Tredegar’s Board of Directors” and “Board Meetings, Meetings of Independent Directors and Board Committees” is incorporated herein by reference.
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
	Tredegar Corporation
	Index to Financial Statements and Supplementary Data
		Page
	Auditors’ Opinions:
	Report of Independent Registered Public Accounting Firm	40
	Opinion on Internal Control Over Financial Reporting	42
	Financial Statements:
	Consolidated Balance Sheets	44
	Consolidated Statements of Income (Loss)	45
	Consolidated Statements of Comprehensive Income (Loss)	46
	Consolidated Statements of Cash Flows	47
	Consolidated Statements of Shareholders' Equity	48
	Notes to Financial Statements	49
(2)	Financial statement schedules:
	None
(3)	Exhibit Index	77

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tredegar Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Goodwill impairment in the Surface Protection reporting unit

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2022 was $70.6 million, including $57.3 million related to the Surface Protection reporting unit. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). During the three months ended September 30, 2022, events and circumstances indicated that the Surface Protection reporting unit might be impaired. The Company performed a quantitative impairment test of the Surface Protection reporting unit as of September 30, 2022, and concluded that no impairment existed. Management estimated the fair value of the Surface Protection reporting unit based on a weighted average enterprise value utilizing the discounted cash flow and market multiple methods.

We identified the assessment of goodwill impairment in the Surface Protection reporting unit as a critical audit matter. The estimation of fair value of the reporting unit is complex and includes estimation uncertainties that required a higher level of subjective auditor judgment. Specifically, the discount rate and the revenue growth projections used in the discounted cash flow method required subjective and challenging auditor judgment as they represented subjective determinations of current and future market and economic conditions. Additionally, the audit effort associated with the discount rate and the revenue growth projections required specialized skills and knowledge. Changes to those assumptions could have had a significant effect on the Company’s estimate of the fair value of the reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We performed sensitivity analyses over the Company’s discount rate and the revenue growth projections to assess their impact on the determination of the fair value of the Surface Protection reporting unit. We compared the revenue growth projections used in the discounted cash flow model to underlying business strategies and growth plans of the Company. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●    evaluating the Company’s discount rate, by comparing it to a discount rate that was independently developed using publicly available third-party market data for comparable entities
●    evaluating the Company’s revenue growth projections by comparing them to projections that were independently developed using external market and industry data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Richmond, Virginia
March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Tredegar Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to the Company not sufficiently attracting, developing, and retaining competent resources to fulfill internal control responsibilities and not having an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting. As a consequence, the Company did not effectively design, implement and operate process-level controls across its financial reporting processes. The material weaknesses have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
March 16, 2023

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

	December 31
	2022	2021
(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,232	$30,521
Accounts and other receivables, net	84,544	103,312
Income taxes recoverable	733	2,558
Inventories	127,771	88,569
Prepaid expenses and other	10,304	11,275
Current assets of discontinued operations	—	178
Total current assets	242,584	236,413
Property, plant and equipment, at cost:
Land and land improvements	4,832	4,537
Buildings	71,129	69,406
Machinery and equipment	455,960	424,368
Total property, plant and equipment	531,921	498,311
Less accumulated depreciation	(345,510)	(327,930)
Net property, plant and equipment	186,411	170,381
Right-of-use leased assets	14,021	13,847
Identifiable intangible assets, net	11,690	14,152
Goodwill	70,608	70,608
Deferred income tax assets	13,900	15,723
Other assets	2,879	2,460
Total assets	$542,093	$523,584
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$114,938	$123,760
Accrued expenses	31,603	33,104
Lease liability, short-term	2,035	2,158
Income taxes payable	1,137	9,333
Current liabilities of discontinued operations	—	193
Total current liabilities	149,713	168,548
Lease liability, long-term	12,738	12,831
Long-term debt	137,000	73,000
Pension and other postretirement benefit obligations, net	35,046	78,265
Other non-current liabilities	5,834	6,218
Total liabilities	340,331	338,862
Contingencies (Note 18)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding— 34,000,642 shares in 2022 and 33,736,629 in 2021 (including restricted stock)	58,824	55,174
Common stock held in trust for savings restoration plan (113,316 shares in 2022 and 108,433 in 2021)	(2,188)	(2,135)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(86,079)	(85,792)
Gain (loss) on derivative financial instruments	(2,480)	901
Pension and other postretirement benefit adjustments	(59,036)	(64,613)
Retained earnings	292,721	281,187
Total shareholders’ equity	201,762	184,722
Total liabilities and shareholders’ equity	$542,093	$523,584
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2022	2021	2020
(In thousands, except per-share data)
Revenues and other:
Sales	$938,564	$826,455	$755,290
Other income (expense), net	935	20,376	(67,294)
	939,499	846,831	687,996
Costs and expenses:
Cost of goods sold	764,042	649,690	558,967
Freight	34,982	28,232	25,686
Selling, general and administrative	78,790	74,964	84,246
Research and development	6,214	6,347	8,398
Amortization of identifiable intangibles	2,520	1,704	3,017
Pension and postretirement benefits	14,569	14,160	14,720
Interest expense	4,990	3,386	2,587
Asset impairments and costs associated with exit and disposal activities, net of adjustments	622	1,127	1,725
Goodwill impairment	—	—	13,696
Total	906,729	779,610	713,042
Income (loss) from continuing operations before income taxes	32,770	67,221	(25,046)
Income tax expense (benefit)	4,389	9,284	(8,213)
Net income (loss) from continuing operations	28,381	57,937	(16,833)
Income (loss) from discontinued operations, net of tax	74	(111)	(58,611)
Net income (loss)	$28,455	$57,826	$(75,444)

Earnings (loss) per share:
Basic:
Continuing operations	$0.84	$1.72	$(0.51)
Discontinued operations	—	—	(1.75)
Basic earnings (loss) per share	$0.84	$1.72	$(2.26)
Diluted:
Continuing operations	$0.84	$1.72	$(0.51)
Discontinued operations	—	—	(1.75)
Diluted earnings (loss) per share	$0.84	$1.72	$(2.26)

Shares used to compute earnings (loss) per share:
Basic	33,806	33,563	33,402
Diluted	33,826	33,670	33,402
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2022	2021	2020
(In thousands)
Net income (loss)	$28,455	$57,826	$(75,444)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $290 in 2022, net of tax benefit of $365 in 2021 and net of tax benefit of $897 in 2020)	(287)	(1,643)	(8,781)
Reclassification of foreign currency translation loss realized on the sale of Personal Care Films	—	—	25,295
Derivative financial instruments adjustment (net of tax benefit of $336 in 2022, net of tax benefit of $351 in 2021 and net of tax expense of $790 in 2020)	(3,381)	(1,363)	3,571
Pension & other postretirement benefit adjustments:
Net gains (losses) and prior service costs (net of tax benefit of $1,400 in 2022, net of tax expense of $5,212 in 2021 and net of tax benefit of $4,228 in 2020)	(5,064)	18,720	(12,197)
Amortization of prior service costs and net gains or losses (net of tax expense of $2,965 in 2022, net of tax expense of $3,676 in 2021 and net of tax expense of $3,937 in 2020)	10,641	13,186	11,359
Other comprehensive income (loss)	1,909	28,900	19,247
Comprehensive income (loss)	$30,364	$86,726	$(56,197)
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$28,455	$57,826	$(75,444)
Adjustments for noncash items:
Depreciation	23,882	22,080	28,940
Amortization of identifiable intangibles	2,520	1,704	3,017
Goodwill impairment	—	—	13,696
Reduction of right-of-use lease asset	2,098	2,086	2,753
Deferred income taxes	544	(4,944)	(16,892)
Accrued pension and postretirement benefits	14,602	14,160	14,720
Stock-based compensation expense	3,619	5,167	5,402
(Gain) loss on investment in kaléo	(1,406)	(12,462)	60,900
Loss on sale of divested businesses	—	—	52,326
Changes in assets and liabilities:
Accounts and other receivables	18,569	(16,993)	(335)
Inventories	(37,771)	(23,132)	(4,366)
Income taxes recoverable/payable	(6,423)	8,956	1,617
Prepaid expenses and other	(2,526)	3,612	(2,203)
Accounts payable and accrued expenses	(14,916)	19,835	4,045
Lease liability	(2,301)	(1,935)	(3,049)
Pension and postretirement benefit plan contributions	(50,660)	(5,687)	(12,681)
Other, net	870	310	1,927
Net cash (used in) provided by operating activities	(20,844)	70,583	74,373
Cash flows from investing activities:
Capital expenditures	(36,875)	(27,361)	(23,355)
Proceeds from the sale of kaléo	1,406	47,062	—
Net proceeds on sale of divested businesses	—	—	56,236
Proceeds from the sale of assets and other	10	4,749	—
Net cash (used in) provided by investing activities	(35,459)	24,450	32,881
Cash flows from financing activities:
Borrowings	313,500	75,500	162,250
Debt principal payments	(249,500)	(136,500)	(70,250)
Dividends paid	(16,974)	(16,167)	(216,049)
Debt financing costs	(1,245)	—	(693)
Other	(396)	325	(850)
Net cash provided by (used in) financing activities:	45,385	(76,842)	(125,592)
Effect of exchange rate changes on cash	(371)	484	(1,238)
(Decrease) increase in cash and cash equivalents	(11,289)	18,675	(19,576)
Cash and cash equivalents at beginning of period	30,521	11,846	31,422
Cash and cash equivalents at end of period	$19,232	$30,521	$11,846
Supplemental cash flow information:
Interest payments	$4,423	$2,923	$1,679
Income tax payments, net	$10,814	$4,706	$1,670
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

	Common Stock		Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except share and per-share data)	Shares	Amount
Balance at January 1, 2020	33,365,039	$45,514	$530,478	$(1,592)	$(197,651)	$376,749
Net income (loss)	—	—	(75,444)	—	—	(75,444)
Foreign currency translation adjustment	—	—	—	—	(8,781)	(8,781)
Foreign currency translation loss realized on the sale of Personal Care Films	—	—	—	—	25,295	25,295
Derivative financial instruments adjustment	—	—	—	—	3,571	3,571
Net gains or (losses) and prior service costs	—	—	—	—	(12,197)	(12,197)
Amortization of prior service costs and net gains or losses	—	—	—	—	11,359	11,359
Cash dividends declared ($6.45 per share)	—	—	(216,049)	—	—	(216,049)
Stock-based compensation expense	131,354	5,402	—	—	—	5,402
Repurchase of employee common stock for tax withholdings	(39,217)	(850)	—	—	—	(850)
Tredegar common stock purchased by trust for savings restoration plan	—	—	495	(495)	—	—
Balance at December 31, 2020	33,457,176	50,066	239,480	(2,087)	(178,404)	109,055
Net income (loss)	—	—	57,826	—	—	57,826
Foreign currency translation adjustment	—	—	—	—	(1,643)	(1,643)
Derivative financial instruments adjustment	—	—	—	—	(1,363)	(1,363)
Net gains or (losses) and prior service costs	—	—	—	—	18,720	18,720
Amortization of prior service costs and net gains or losses	—	—	—	—	13,186	13,186
Cash dividends declared ($0.48 per share)	—	—	(16,167)	—	—	(16,167)
Stock-based compensation expense	229,014	4,783	—	—	—	4,783
Repurchase of employee common stock for tax withholdings	(17,266)	(590)	—	—	—	(590)
Issued upon exercise of stock options	67,705	915	—	—	—	915
Tredegar common stock purchased by trust for savings restoration plan	—	—	48	(48)	—	—
Balance at December 31, 2021	33,736,629	55,174	281,187	(2,135)	(149,504)	184,722
Net income (loss)	—	—	28,455	—	—	28,455
Foreign currency translation adjustment	—	—	—	—	(287)	(287)
Derivative financial instruments adjustment	—	—	—	—	(3,381)	(3,381)
Net gains or (losses) and prior service costs	—	—	—	—	(5,064)	(5,064)
Amortization of prior service costs and net gains or losses	—	—	—	—	10,641	10,641
Cash dividends declared ($0.50 per share)	—	—	(16,974)	—	—	(16,974)
Stock-based compensation expense	294,764	4,046	—	—	—	4,046
Repurchase of employee common stock for tax withholdings	(30,751)	(396)	—	—	—	(396)
Tredegar common stock purchased by trust for savings restoration plan	—	—	53	(53)	—	—
Balance at December 31, 2022	34,000,642	$58,824	$292,721	$(2,188)	$(147,595)	$201,762
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
On October 30, 2020, the Company completed the sale of its personal care films business (“Personal Care Films”), which was part of its PE Films segment. The transaction excluded the packaging film lines and related operations located at the Pottsville, Pennsylvania manufacturing site (“Pottsville Packaging”), which are now being reported with the Surface Protection component of PE Films. Commencing in the third quarter of 2020, all historical results for Personal Care Films have been presented as discontinued operations.
For more information on this transaction, see Note 15.
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
Fiscal Year End. The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis. References to Aluminum Extrusions for 2022, 2021 and 2020 relate to the 52-week fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively. The Company does not believe the impact of reporting the results of this segment in this manner is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal year end to the Company’s calendar year end. There was no intercompany funding with Aluminum Extrusions between December 25, 2022 and December 31, 2022 nor between December 27, 2021 and December 31, 2021.
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
Foreign Currency Translation. The financial statements of subsidiaries located outside the U.S., where the local currency is the functional currency, are translated into U.S. Dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders’ equity. There are no operating subsidiaries located outside the U.S. where the U.S. Dollar is the functional currency. Transaction and remeasurement gains or losses included in income were losses of $0.4 million, losses of $0.5 million and gains of $0.6 million in 2022, 2021 and 2020, respectively. These amounts do not include the effects between reporting periods that exchange rate changes have on income of the locations outside the U.S. that result from translation into U.S. Dollars.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2022 and 2021, Tredegar had cash and cash equivalents of $19.2 million and $30.5 million, respectively, including funds held in locations outside the U.S. of $10.3 million and $16.4 million, respectively.
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
Inventories. Inventories are stated at the lower of cost or market, with cost determined using the last in, first out (“LIFO”) method, the weighted average cost or the first in, first out (“FIFO”) method. Cost elements included in work-in-process and finished goods inventories are raw materials, direct labor and manufacturing overhead. Finished goods, work-in-process, raw materials and supplies, stores and other inventory are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.
Property, Plant and Equipment. Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment was immaterial. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets that generally range from 5 to 40 years for buildings and land improvements and 2 to 20 years for machinery and equipment.
Goodwill and Identifiable Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). When assessing goodwill for impairment, accounting guidance allows the Company to first perform a qualitative assessment (“Step 0 analysis”), which evaluates certain qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit factors. If the Company's Step 0 analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would perform a quantitative impairment test (“Step 1 analysis”).
During the three months ended September 30, 2022, events and circumstances indicated that the Surface Protection reporting unit (“Surface Protection”), which is also the asset group, might be impaired. The Company performed a Step 1 analysis and long-lived impairment analysis for Surface Protection and determined that the fair value of Surface Protection exceeded its carrying value by 18.6%. Customer demand for electronics has continued to deteriorate since the third quarter of 2022, causing manufacturers in the supply chain to experience reduced capacity utilization and inventory corrections. In addition, these depressed market conditions, which are expected to continue through the first half of 2023, are adversely impacting mix through reduced sales to our highest value-added customers and products. Given the uncertain demand for Surface Protections products, it is reasonably possible that the cash flow estimates used in deriving such fair value measurements may change in the future.
As of December 1, 2022, the Company’s reporting units with goodwill were Surface Protection in PE Films and Futura in Aluminum Extrusions. Both of these reporting units have separately identifiable operating net assets (operating assets including goodwill and identifiable intangible assets net of operating liabilities). The Company's Step 0 analyses as of December 1, 2022 of these reporting units concluded that it is not more likely than not that the fair values of each reporting unit was less than its carrying amount. Therefore, the Step 1 quantitative goodwill impairment tests for these reporting units were not necessary as of December 1, 2022.
As of December 31, 2022, Surface Protection had goodwill of $57.3 million and long-lived identifiable assets of $29.3 million.
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

If the sum of these undiscounted pre-tax cash flows is less than the carrying amount of the asset group, an impairment loss is calculated. Measurement of the impairment loss is the amount by which the carrying amount exceeds the estimated fair value of the asset group. As of December 31, 2022 and 2021, no events were identified that indicated long-lived assets may be impaired.
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
On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan, which could take up to 24 months to complete. In connection therewith, on February 9, 2022, the Company contributed $50 million to the pension plan (the “Special Contribution”). As a result, the Company expects there will be no required minimum contributions to the pension plan until final settlement. As the settlement process occurs, the Company expects to recognize a non-cash reclassification adjustment to net income or loss of other comprehensive net actuarial losses associated with the pension plan currently reflected directly in shareholders’ equity. Other comprehensive net actuarial losses associated with the pension plan were approximately $104 million on a pre-tax basis as of December 31, 2022.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Depending upon the specific use of the ROU asset, lease expense is included in the “Cost of goods sold”, “Freight”, “Selling, general and administrative”, and “Research and development” line items on the consolidated statements of income. Lease income is not material to the results of operations for the years ended December 31, 2022 and 2021, respectively. Additional disclosure regarding Tredegar’s leases is included in Note 4.
Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 12). Tredegar’s policy is to accrue U.S. federal income taxes to the extent required under GAAP on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under the Tax Cuts and Jobs Act (the “TCJA”) enacted by the U.S. government in December 2017, Tredegar only records U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries. Because of the accumulation of significant losses related to foreign currency translations at Terphane Limitada, there were no unrecorded deferred income tax liabilities associated with U.S. federal income taxes and foreign withholding taxes on Terphane Limitada’s undistributed earnings as of December 31, 2022 and December 31, 2021.
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
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2022	2021	2020
Weighted average shares outstanding used to compute basic earnings per share	33,805,530	33,562,684	33,402,147
Incremental shares attributable to stock options and restricted stock	20,900	107,566	—
Shares used to compute diluted earnings per share	33,826,430	33,670,250	33,402,147
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,760,983 and 1,582,222 for the year ended December 31, 2022 and 2021, respectively. The Company had a net loss from continuing operations for the year ended December 31, 2020, so there is no dilutive impact for such shares. If the Company had reported net income from continuing operations for the year ended December 31, 2020, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,212,375.
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

The changes in accumulated other comprehensive income (loss) by component are summarized as follows:

	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(100,663)	$(1,307)	$(95,681)	$(197,651)
Other comprehensive income (loss)	(9,678)	(4,362)	(16,425)	(30,465)
Income tax (expense) benefit	897	1,077	4,228	6,202
Other comprehensive income (loss), net of tax	(8,781)	(3,285)	(12,197)	(24,263)
Reclassification adjustment to net income (loss)	25,295	8,724	15,296	49,315
Income tax (expense) benefit	—	(1,868)	(3,937)	(5,805)
Reclassification adjustment to net income (loss), net of tax	25,295	6,856	11,359	43,510
Other comprehensive income (loss), net of tax	16,514	3,571	(838)	19,247
Balance at December 31, 2020	(84,149)	2,264	(96,519)	(178,404)
Other comprehensive income (loss)	(2,008)	3,800	23,932	25,724
Income tax (expense) benefit	365	(842)	(5,212)	(5,689)
Other comprehensive income (loss), net of tax	(1,643)	2,958	18,720	20,035
Reclassification adjustment to net income (loss)	—	(5,513)	16,862	11,349
Income tax (expense) benefit	—	1,192	(3,676)	(2,484)
Reclassification adjustment to net income (loss), net of tax	—	(4,321)	13,186	8,865
Other comprehensive income (loss), net of tax	(1,643)	(1,363)	31,906	28,900
Balance at December 31, 2021	(85,792)	901	(64,613)	(149,504)
Other comprehensive income (loss)	3	(1,256)	(6,464)	(7,717)
Income tax (expense) benefit	(290)	(374)	1,400	736
Other comprehensive income (loss), net of tax	(287)	(1,630)	(5,064)	(6,981)
Reclassification adjustment to net income (loss)	—	(2,461)	13,606	11,145
Income tax (expense) benefit	—	710	(2,965)	(2,255)
Reclassification adjustment to net income (loss), net of tax	—	(1,751)	10,641	8,890
Other comprehensive income (loss), net of tax	(287)	(3,381)	5,577	1,909
Balance at December 31, 2022	$(86,079)	$(2,480)	$(59,036)	$(147,595)
The amounts reclassified out of accumulated other comprehensive income (loss) related to pension and other postretirement benefits is included in the computation of net periodic pension costs, see Note 8 for additional details.

Accounting Standards Adopted.
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2024. In January 2021, the FASB issued ASU 2021-01, which clarified the scope and application of the original guidance. In the second quarter of 2022, the Company adopted ASU 2020-04, which did not have a material impact on the Company’s consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04 “Liabilities - Supplier Finance Programs (Subtopic 405-50)”, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow users of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. In the fourth quarter of 2022, the Company adopted ASU 2022-04, which did not have a material impact on the Company’s consolidated financial statements. See Note 17 for more details.
2. ACCOUNTS AND OTHER RECEIVABLES
As of December 31, 2022 and 2021, accounts receivable and other receivables, net, include the following:

(In thousands)	2022	2021
Customer receivables	$83,667	$102,090
Other accounts and notes receivable	3,874	2,958
Total accounts and other receivables	87,541	105,048
Less: Allowance for bad debts	(2,997)	(1,736)
Total accounts and other receivables, net	$84,544	$103,312
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts for the three years ended December 31, 2022 is as follows:

(In thousands)	2022	2021	2020
Balance, beginning of year	$1,736	$2,797	$1,904
Charges to expense	1,926	1,440	1,901
Recoveries	2	35	(90)
Write-offs and settlements	(639)	(1,246)	(709)
Foreign exchange and other	(28)	(1,290)	(209)
Balance, end of year	$2,997	$1,736	$2,797

3. INVENTORIES
Inventories consist of the following:

(In thousands)	2022	2021
Finished goods	$34,686	$25,199
Work-in-process	15,604	11,955
Raw materials	58,262	32,958
Stores, supplies and other	19,219	18,457
Total	$127,771	$88,569
Inventories stated on the LIFO basis amounted to $25.3 million at December 31, 2022 and $18.8 million at December 31, 2021, which were below replacement costs by $15.6 million at December 31, 2022 and $27.5 million at December 31, 2021. Inventories stated on the weighted average cost basis were $62.9 million and $30.9 million at December 31, 2022 and 2021, respectively, while inventories stated on the FIFO method amounted to $39.5 million and $38.9 million at December 31, 2022 and 2021, respectively.

4. LEASES
Tredegar has various operating lease agreements with remaining terms up to 10 years, including leases of real estate, office equipment and vehicles. As of December 31, 2022 and 2021, the Company had no finance lease agreements. Some leases include options to purchase the leased asset, terminate the agreement or extend the term of the agreement for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.
The following table presents a maturity analysis of the Company’s operating leases as of December 31, 2022:

(In thousands)
Future Lease Payments
2023	$2,616
2024	2,423
2025	2,383
2026	2,047
2027	1,726
Thereafter	6,158
Total undiscounted operating lease payments	17,353
Less: Imputed interest	2,580
Present value of operating lease liabilities	$14,773
The following table summarizes lease costs, related cash flow and other information for the years ended December 31, 2022 and 2021. These costs are primarily related to long-term operating leases, but also include amounts for variable leases and short-term leases.

(In thousands)	2022	2021
Operating lease expense	$2,718	$2,752

Other Information:
Weighted-average remaining lease term for operating leases	8 years	7 years
Weighted-average discount rate for operating leases	4.27%	4.22%

5. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
A reconciliation of goodwill at December 31, 2022 and 2021 is as follows:

(In thousands)	Aluminum Extrusions(a)	PE Films(a)	Total
Net carrying value of goodwill at December 31, 2020	$10,370	$57,338	$67,708
Out-of-period adjustment	2,900	—	2,900
Net carrying value of goodwill at December 31, 2021	13,270	57,338	70,608
Net carrying value of goodwill at December 31, 2022	$13,270	$57,338	$70,608
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

A reconciliation of identifiable intangibles at December 31, 2022 and 2021 is as follows:

(In thousands)	Customer Relationships	Proprietary Technology	Trade Names	Total
Gross carrying value at December 31, 2022	$26,549	$3,726	$13,394	$43,669
Accumulated amortization	(15,467)	(3,672)	(12,840)	(31,979)
Net carrying value at December 31, 2022	$11,082	$54	$554	$11,690

Gross carrying value at December 31, 2021(a)	$26,526	$3,721	$13,338	$43,585
Accumulated amortization	(13,267)	(3,603)	(12,563)	(29,433)
Net carrying value at December 31, 2021	$13,259	$118	$775	$14,152
(a) Includes a $2.9 million gross reclassification from customer relationship intangible assets to goodwill offset by a $0.9 million decrease to accumulated amortization as a result of the out-of-period adjustment.

Amortization expense over the next five years is expected to be as follows:

Year	Amount (In thousands)
2023	$1,894
2024	1,854
2025	1,854
2026	1,854
2027	1,854
6. ACCRUED EXPENSES
Accrued expenses consist of the following:

(In thousands)	2022	2021
Incentive compensation	$6,103	$7,016
Payrolls, related taxes and medical and other benefits	5,916	7,558
Vacation	3,502	3,452
Derivative contract liability	3,260	1,254
Accrued freight	2,298	2,337
Accrued utilities	2,099	1,938
Workers’ compensation and disabilities	2,051	2,422
Environmental liabilities	1,627	1,634
Customer rebates	1,154	1,857
Other	3,593	3,636
Total	$31,603	$33,104
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
At December 31, 2022, $137.0 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 162.5 basis points. Prior to the Credit Agreement, the interest rate on borrowings was based on London Inter-Bank Offered Rate plus an applicable credit spread.
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
Under the Credit Agreement:
•Total Net Leverage Ratio is defined as the ratio of (a)(i) total indebtedness minus (ii) liquidity (the lesser of $50,000,000 and the aggregate amount of cash and cash equivalents) to (b) EBITDA (as defined in Credit Agreement "Credit EBITDA"); and
•Interest Coverage Ratio is defined as the ratio of Credit EBITDA to interest expense.
The Credit Agreement is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. At December 31, 2022, based upon the most restrictive covenant within the Credit Agreement, available credit under the Credit Agreement was approximately $201 million. Tredegar was in compliance with all of its debt covenants as of December 31, 2022.
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $1.7 million and $2.1 million at December 31, 2022 and December 31, 2021, respectively. Pension expense recognized for this plan was $0.1 million in 2022, 2021 and 2020. This information has been included in the pension benefit tables below.

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
Pension and other postretirement benefit liabilities related to Personal Care Films have been retained by the Company. Pension expense recognized for participation by these former employees in the Company’s plans is not material for the years ended December 31, 2022, 2021, and 2020.
The following tables reconcile the changes in benefit obligations and plan assets in 2022 and 2021, and reconcile the funded status to prepaid or accrued cost at December 31, 2022 and 2021:

	Pension Benefits		Other Post- Retirement Benefits
(In thousands)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$316,169	$336,159	$7,370	$8,164
Service cost	—	—	18	21
Interest cost	8,945	8,398	207	195
Effect of actuarial (gains) losses related to the following:
Discount rate change	(61,519)	(12,512)	(1,483)	(272)
Retirement rate assumptions and mortality table adjustments	—	1,028	—	(1)
Other	1,513	(101)	90	(274)
Plan participant contributions	—	—	554	613
Benefits paid	(16,994)	(16,803)	(1,030)	(1,076)
Benefit obligation, end of year	$248,114	$316,169	$5,726	$7,370
Change in plan assets:
Plan assets at fair value, beginning of year	$244,612	$233,075	$—	$—
Actual return on plan assets	(59,683)	23,131	—	—
Employer contributions	50,184	5,209	476	463
Plan participant contributions	—	—	554	613
Benefits paid	(16,994)	(16,803)	(1,030)	(1,076)
Plan assets at fair value, end of year	$218,119	$244,612	$—	$—
Funded status of the plans	$(29,995)	$(71,557)	$(5,726)	$(7,370)
Amounts recognized in the consolidated balance sheets:
Accrued expenses (current)	$180	$181	$489	$478
Pension and other postretirement benefit obligations, net	29,815	71,376	5,237	6,892
Net amount recognized	$29,995	$71,557	$5,726	$7,370

The following table sets forth the assumptions used in accounting for the pension and other post-retirement benefits, and the components of net periodic benefit cost:

	Pension Benefits			Other Post- Retirement Benefits
(In thousands, except percentages)	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.07%	2.90%	2.57%	5.17%	2.86%	2.54%
Expected long-term return on plan assets	4.99%	3.05%	5.00%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.90%	2.57%	3.27%	2.86%	2.54%	3.25%
Expected long-term return on plan assets	3.05%	5.00%	5.00%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$18	$21	$29
Interest cost	8,945	8,398	10,156	207	195	243
Expected return on plan assets	(8,174)	(11,316)	(11,004)	—	—	—
Amortization of prior service costs and gains or losses	13,746	17,003	15,494	(140)	(141)	(198)
Net periodic benefit cost	$14,517	$14,085	$14,646	$85	$75	$74
Net periodic benefit cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. The amount of the accumulated benefit obligation is the same as the projected benefit obligation. At December 31, 2022, the effect of a 1% change in the health care cost trend rate assumptions would not impact the post-retirement obligation.
Expected benefit payments over the next five years and in the aggregate for 2028—2032 are as follows:

(In thousands)	Pension Benefits	Other Post- Retirement Benefits
2023	$18,701	$489
2024	18,971	480
2025	19,047	469
2026	18,666	458
2027	18,600	446
2028—2032	88,847	2,051
The average remaining duration of benefit payments for the pension plan is about 9.6 years.
The pre-tax amounts recorded in 2022, 2021 and 2020 in accumulated other comprehensive income consist of:

	Pension Benefits			Other Post-Retirement Benefits
(In thousands)	2022	2021	2020	2022	2021	2020
Net actuarial (gain) loss	$103,998	$109,893	$150,267	$(1,574)	$(320)	$86

Pension expense is expected to be approximately $14 million in 2023. The amounts in accumulated other comprehensive income, before related deferred income taxes, that are expected to be recognized as components of net periodic cost during 2023 are approximately $12 million of cost for the pension plan and approximately $0.2 million of benefit for other post-retirement plans.

The percentage composition of assets held by pension plans at December 31, 2022, 2021 and 2020 are as follows:

	% Composition of Plan Assets at December 31,
	2022	2021	2020
Pension plans:
Fixed income mutual fund	13.9%	—	—
Fixed income securities	—	25.3%	7.7%
Large/mid-capitalization equity securities	—	28.1	27.1
Small-capitalization equity securities	—	6.8	8.6
International and emerging market equity securities	—	19.9	20.6
Total equity securities	—	54.8	56.3
Private equity and hedge funds	4.8	10.4	12.1
Collective investment trust	69.9	—	—
Cash and cash equivalents	11.4	2.8	17.5
Other assets	—	6.7	6.4
Total	100.0%	100.0%	100.0%
Following the announcement to terminate and settle the pension plan, the Company contributed $50 million to the pension plan and implemented (through consultation with its investment advisors) a liability-matching bond portfolio investment strategy (including a derivative overlay) that hedged the estimated settlement funding gap, which was approximately $24 million (before plan administration costs) at that time. The overall objective of this hedging program is to minimize the volatility of the estimated settlement funding gap such that, as applicable interest rates move up or down causing a decrease or increase in the estimated value of the settlement liability, the value of the matching bond portfolio and derivative overlay decreases or increases by a similar amount.
A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on plan assets (net of fees and plan expenses), which is primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was approximately negative 15.1% in 2022, positive 10.4% in 2021 and positive 10.9% in 2020.
The expected long-term rate return of 5.00% used in both 2021 and 2020 were determined at the end of 2020 and 2019 and therefore did not contemplate the liability-driven investment strategy discussed above, however, the expected long-term rate return of 3.05% used in 2022 and 4.99% for 2023 does contemplate the liability-driven investment strategy discussed above.

Estimates of the fair value of assets held by the Company’s pension plan are provided by unaffiliated third parties. Investments in collective investment trusts, private equity, hedge funds and certain international equity securities are measured at net asset value, which is a practical expedient for measuring fair value. These assets are therefore excluded from the fair value hierarchy for each of the years presented. At December 31, 2022 and 2021, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balances at December 31, 2022
Cash and cash equivalents(a)	$24,796	$24,796	$—	$—
Fixed income mutual fund	30,284	30,284	—	—
Private equity and hedge funds(b)	10,250	—	—	10,250
Total plan assets at fair value	$65,330	$55,080	$—	$10,250
Investments measured at net asset value:
Collective investment trust(c)	152,389
Private equity and hedge funds	141
Total investments measured at net asset value	$152,530
Securities sold and interest receivable	259
Total plan assets, December 31, 2022	$218,119
Balances at December 31, 2021
Cash and cash equivalents	$6,943	$6,943	$—	$—
Large/mid-capitalization equity securities	68,739	68,739	—	—
Small-capitalization equity securities	16,588	16,588	—	—
International and emerging market equity securities	25,174	25,174	—	—
Fixed income securities	61,845	9,306	52,539	—
Contracts with insurance companies	9,438	—	—	9,438
Other assets(d)	6,868	6,868	—	—
Total plan assets at fair value	$195,595	$133,618	$52,539	$9,438
Investments measured at net asset value	49,017
Total plan assets, December 31, 2021	$244,612
(a) This category represents investments in cash and cash equivalents, which includes: 1.) cash held in the plan used for investments in U.S. Treasury futures which are entered into to minimize the volatility of the estimated settlement funding gap; and 2.) short term money market fund in which the amortized cost approximates fair value. These investments are highly liquid and therefore are classified as level 1 securities.
(b) Represents the estimated fair market value of the Company’s ownership in private equity and hedge funds which are probable of being sold for an amount different from the net asset value per share in connection with the expected termination of the pension plan.
(c) The collective investment trust contains liability hedging fixed income investments and are valued at the net asset value of the collective investment trust. The net asset value is used as a practical expedient to estimate fair value. The net asset value is based on the fair value of the underlying investments held by the fund less its liabilities.
(d) Represents investments in certain commodity funds measured using quoted market prices.

9. OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

(In thousands)	2022	2021	2020
Gain (loss) on investment in kaléo(a)	$1,406	$12,780	$(60,900)
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil’s Supreme Court regarding the calculation of such tax	—	8,486	—
COVID-19-related expenses(b)	(350)	(624)	(2,231)
Loss on sale of Bright View Technologies	—	—	(2,299)
Other	(121)	(266)	(1,864)
Total	$935	$20,376	$(67,294)
(a) In May 2022, additional cash consideration of $1.4 million was received related to customary post-closing adjustments. The gain in 2021 includes a $0.3 million dividend received from kaléo in the first quarter of 2021. See Note 16 for additional information.
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
In December 2020, the Company entered into a definitive agreement and completed the sale of Bright View Technologies, which resulted in the recognition of a pre-tax loss of $2.3 million ($1.8 million after-tax).
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $30.7 million (20.3 million pounds of aluminum) at December 31, 2022 and $22.1 million (14.9 million pounds of aluminum) at December 31, 2021.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses & other	$48	Prepaid expenses & other	$2,085
Liability derivatives: Aluminum futures contracts	Accrued expenses	(3,260)	Accrued expenses	(119)
Aluminum futures contracts	Other non-current liabilities	(369)	Other non-current liabilities	—
Net asset (liability)		$(3,581)		$1,966
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real is annual net costs of R$177 million Brazilian Real ("R$").
Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,728	5.4310	R$9,385	Jan-23	64%
$1,822	5.4657	R$9,959	Feb-23	68%
$1,921	5.4995	R$10,565	Mar-23	72%
$1,903	5.5379	R$10,539	Apr-23	72%
$1,873	5.5753	R$10,443	May-23	71%
$1,928	5.6118	R$10,820	Jun-23	74%
$2,154	5.6378	R$12,144	Jul-23	83%
$2,020	5.6831	R$11,480	Aug-23	78%
$2,071	5.7174	R$11,841	Sep-23	80%
$2,013	5.7556	R$11,586	Oct-23	79%
$2,018	5.7836	R$11,671	Nov-23	79%
$1,786	5.8312	R$10,414	Dec-23	71%
$659	5.7360	R$3,780	Jan-24	23%
$659	5.7562	R$3,793	Feb-24	23%
$659	5.7774	R$3,807	Mar-24	23%
$659	5.8000	R$3,822	Apr-24	23%
$659	5.8207	R$3,836	May-24	24%
$659	5.8419	R$3,850	Jun-24	24%
$659	5.8636	R$3,864	Jul-24	24%
$659	5.8872	R$3,880	Aug-24	24%
$659	5.9118	R$3,896	Sep-24	24%
$659	5.9350	R$3,911	Oct-24	24%
$659	5.9581	R$3,926	Nov-24	24%
$659	5.9813	R$3,942	Dec-24	24%
$31,145	5.6880	R$177,154		48%
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

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$781	Prepaid expenses and other	$—
Foreign currency forward contracts	Other non-current assets	33	Other non-current assets	—
Liability derivatives: Foreign currency forward contracts	Accrued expenses	—	Accrued expenses	(1,255)
Foreign currency forward contracts	Other non-current liabilities	(3)	Other non-current liabilities	—
Net asset (liability)		$811		$(1,255)
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
The pre-tax effect on net income (loss) from continuing operations and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2022, 2021, and 2020 is summarized in the tables below:

(In thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts
Years Ended December 31,	2022	2021	2020
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(4,525)	$6,215	$74
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$1,022	$5,787	$(2,717)

(In thousands)	Cash Flow Derivative Hedges
	Foreign Currency Forward Contracts
Years Ended December 31,	2022		2021		2020
Amount of pre-tax gain (loss) recognized in other comprehensive income	$—	$3,269	$—	$(2,415)	$—	$(4,437)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$61	$1,378	$63	$(337)	$62	$(6,069)
As of December 31, 2022, the Company expects $2.0 million of unrealized after-tax net losses on aluminum and foreign currency derivative contracts reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the years ended December 31, 2022, 2021 and 2020, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
11. STOCK OPTION AND STOCK AWARD PLANS
As of December 31, 2022, the Company had one stock-based compensation plan that permits the grants of stock options, stock appreciation rights (“SARs”), stock, restricted stock, and stock unit awards. Awards available for grant totaled 681,479 shares at December 31, 2022. Stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. Stock options granted by the Company in 2022, 2021 and 2020 vest after 2 years and have a 7-year life or vest after 3 years and have a 5-year life. Stock options exercisable totaled 2,719,919 and 1,762,190 shares at December 31, 2022 and 2021, respectively.
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
A summary of stock options outstanding at December 31, 2022, 2021 and 2020, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2020	1,628,903	$15.65	to	$24.84	$19.13
Granted	638,074	10.75	to	14.62	11.90
Modification for special cash dividend(a)	701,535	10.75	to	14.62	11.90
Forfeited and expired(a)	(141,074)	10.75	to	24.84	11.87
Outstanding at December 31, 2020(a)	2,827,438	10.75	to	22.49	13.55
Granted	388,822	16.37	to	16.37	16.37
Forfeited and expired	(22,611)	14.47	to	19.64	18.14
Exercised	(67,705)	10.75	to	17.29	13.51
Outstanding at December 31, 2021	3,125,944	10.75	to	22.49	13.82
Forfeited and expired	(17,203)	14.47	to	19.64	15.33
Outstanding at December 31, 2022	3,108,741	$10.75	to	$22.49	$13.81
(a) The option exercise price per share reflects the reduction to the exercise prices of outstanding stock options impacted by the modification due to the anti-dilution provisions in the stock-based compensation plan.

The assumptions used in the Black-Scholes options-pricing model for valuing Tredegar stock options originally granted in 2021 and 2020, and the related estimated fair values at the date of grant, were as follows, no options were granted in 2022:

	2021	2020
Dividend yield	2.6%	2.5%
Weighted average volatility percentage	48.3%	43.8%
Weighted average risk-free interest rate	0.9%	0.8%
Holding period (years)	5	5
Weighted average exercise price at date of grant (also weighted average market price at date of grant)(a)	$16.37	$14.41
Estimated weighted average fair value of options per share at date of grant	$5.57	$4.44
Total estimated fair value of stock options granted (in thousands)	$2,165	$2,833
(a) In December 2020, the weighted average exercise price for outstanding stock option awards granted in 2020 were modified to $10.75. As the anti-dilution provisions in the stock-based compensation plan were structured to equitably adjust the award’s fair value before and after the modification, there is no resulting incremental fair value.

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

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2022:

			Options Outstanding at December 31, 2022				Options Exercisable at December 31, 2022
				Weighted Average		Aggregate Intrinsic Value			Aggregate Intrinsic Value
Range of Exercise Prices			Shares	Remaining Contractual Life	Exercise Price		Shares	Weighted Average Exercise Price
$10.75	to	$16.37	2,939,509	3.4 years	$13.47	$—	2,550,687	$13.03	$—
17.29	to	25.94	169,232	0.7 years	19.74	—	169,232	19.74	—
Total			3,108,741	3.3 years	$13.82	$—	2,719,919	$13.45	$—
The total intrinsic value of stock options exercised was $0.2 million in 2021. There were no stock options exercised in 2022 and 2020. The grant-date fair value of stock option-based awards vested in 2022, 2021, and 2020 was $5.4 million, $3.5 million, and $3.0 million, respectively. As of December 31, 2022, the unrecognized compensation cost for continuing operations related to stock option-based awards was $0.2 million. This cost is expected to be recognized over the remaining weighted average period of 0.2 years.
Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment. The fair value of restricted stock awards is estimated as of the grant date using the closing stock price on that date. Stock unit awards vest upon the achievement of certain performance targets. The following table summarizes additional information about unvested restricted stock outstanding at December 31, 2022, 2021 and 2020:

	Unvested Restricted Stock			Maximum Unvested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)
Outstanding at January 1, 2020	285,935	$18.27	$5,224	147,663	$21.25	$3,138
Granted	155,138	14.55	2,257	34,275	15.25	523
Vested	(148,709)	17.39	(2,586)	(37,370)	17.38	(649)
Forfeited	(57,385)	17.00	(976)	(32,066)	17.36	(557)
Outstanding at December 31, 2020	234,979	16.68	3,919	112,502	21.82	2,455
Granted	200,073	15.63	3,127	14,669	15.24	224
Vested	(87,636)	15.78	(1,383)	(73,930)	17.17	(1,269)
Forfeited	(11,616)	16.38	(190)	(2,523)	17.63	(44)
Outstanding at December 31, 2021	335,800	16.30	5,473	50,718	17.63	1,366
Granted	301,969	11.88	3,587	—	—	—
Vested	(144,317)	15.10	(2,179)	—	—	—
Forfeited	(18,474)	14.94	(276)	(50,718)	17.63	1,366
Outstanding at December 31, 2022	474,978	$13.82	$6,564	—	$—	$—
As of December 31, 2022, the unrecognized compensation cost for continuing operations related to non-vested restricted stock awards was $3.2 million. This cost is expected to be recognized over the remaining weighted average period of 1.6 years.
SARs granted by the Company in 2021 and 2020 vest after 2 years and have a 7-year life. There were no SARs granted in 2022. SARs may be settled in cash upon exercise and therefore are classified as liabilities and included in accrued expenses in the consolidated balance sheet. The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense is recognized over the vesting period, or immediately, for vested awards.

A summary of SARs outstanding at December 31, 2022, 2021 and 2020, and changes during those years, is presented below:

		Exercise Price/Share
	Number of SARs	Range			Weighted Average
Outstanding at January 1, 2020	—	$—	to	$—	$—
Granted(a)	387,252	10.75	to	19.64	11.60
Modification for special cash dividend	71,402	10.75	to	19.64	11.60
Forfeited and expired	(82,214)	10.75	to	19.64	11.39
Outstanding at December 31, 2020	376,440	10.75	to	19.64	11.64
Granted	164,464	16.37	to	16.37	16.37
Forfeited and expired	(10,043)	10.75	to	16.37	13.01
Exercised	(9,260)	10.75	to	15.25	13.87
Outstanding at December 31, 2021	521,601	10.75	to	16.37	13.55
Forfeited and expired	(22,914)	10.75	to	16.37	14.83
Outstanding at December 31, 2022	498,687	$10.75	to	$16.37	$13.49
(a) The SARs exercise price per share reflects the reduction to the exercise prices of outstanding SARs as a results of the modification to the awards pursuant to the nondiscretionary anti-dilution provisions in the related SARs grant agreements.

The grant-date fair value of SARs awards vested in 2022, 2021 and 2020 was $0.5 million, $0.1 million and $0.6 million, respectively. As of December 31, 2022, the unrecognized compensation cost for continuing operations was immaterial. This cost is expected to be recognized over the remaining weighted average period of 0.2 years.
12. INCOME TAXES
Income (loss) from continuing operations before income taxes and income tax expense (benefit) for continuing operations are as follows:

(In thousands)	2022	2021	2020
Income (loss) from continuing operations before income taxes:
Domestic	$3,185	$22,885	$(58,033)
Foreign	29,585	44,336	32,987
Total	$32,770	$67,221	$(25,046)
Current income tax expense (benefit):
Federal	$2	$1,232	$4,777
State	772	764	136
Foreign	3,071	13,521	2,374
Total	3,845	15,517	7,287
Deferred income tax expense (benefit):
Federal	24	(7,862)	(18,191)
State	(537)	125	(640)
Foreign	1,057	1,504	3,331
Total	544	(6,233)	(15,500)
Total income tax expense (benefit)	$4,389	$9,284	$(8,213)

The significant differences between the U.S. federal statutory rate and the effective income tax rate related to continuing operations are as follows:

	2022		2021		2020
(In thousands, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense (benefit) at federal statutory rate	$6,882	21.0	$14,116	21.0	$(5,260)	21.0
Foreign rate differences	2,924	8.9	8,269	12.3	4,554	(18.2)
U.S. tax on foreign branch income	1,390	4.1	(5,667)	(8.4)	1,409	(5.6)
Non-deductible other	381	1.2	1,053	1.6	208	(0.8)
Tax contingency accruals and tax settlements	88	0.3	202	0.3	(58)	0.2
State taxes, net of federal income tax benefit	48	0.1	933	1.4	(373)	1.5
Valuation allowance for capital loss carryforwards	—	—	(5,415)	(8.1)	52	(0.2)
Foreign currency translation variation on intercompany loans	—	—	1,374	2.0	—	—
Dividend received deduction net of foreign withholding tax	—	—	(109)	(0.2)	(52)	0.2
Changes in estimates related to prior year tax provision	(175)	(0.5)	(383)	(0.6)	(2,472)	9.9
Foreign derived intangible income deduction	(763)	(2.3)	—	—	—	—
Tax on Prodepe tax incentive	(1,024)	(3.1)	2,858	4.3	(801)	3.2
Research and development tax credit	(1,489)	(4.5)	(928)	(1.4)	(633)	2.5
Brazilian tax incentive	(3,873)	(11.8)	(7,019)	(10.4)	(4,787)	19.1
Income tax expense (benefit) at effective income tax rate	$4,389	13.4	$9,284	13.8	$(8,213)	32.8
Provision for income taxes for the year ended December 31, 2022 was $4.4 million compared to $9.3 million for the year ended December 31, 2021. The effective tax rates for the years ended December 31, 2022 and 2021 were 13.4% and 13.8%, respectively. The change in effective tax rate is primarily attributed to a discrete tax benefit recorded in the first quarter of 2022 resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service (“IRS”) on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. This discrete benefit was partially offset by an increase to the effective tax rate as the result of the Brazilian income tax no longer being creditable in the U.S. for the foreseeable future. Lastly, the effective tax rate changed due to foreign rate differences pertaining to the Company’s foreign operations and the benefit from tax incentives in Brazil.
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
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under TCJA, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no deferred income tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Ltda.’s undistributed earnings as of December 31, 2022 and 2021. Beginning January 1, 2022, the TCJA eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses as a result of amendments to Internal Revenue Code (“IRC”) Section 174. As a result of this provision of the TCJA, deferred tax assets related to capitalized research expenses pursuant to the amended IRC Section 174 increased by a net $4.8 million.
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

Terphane Brazil has been granted an additional three years of tax incentives through the end of 2027. The benefit from the tax incentives was $3.9 million, $7.0 million and $4.8 million in 2022, 2021 and 2020, respectively.
Deferred income tax liabilities and deferred income tax assets at December 31, 2022 and 2021, are as follows:

(In thousands)	2022	2021
Deferred income tax liabilities:
Amortization of goodwill and identifiable intangibles	$10,533	$10,215
Depreciation	14,950	12,902
Foregone tax credits on foreign branch income	719	4,796
Right-of-use leased assets	3,147	2,767
Other	722	520
Total deferred income tax liabilities	30,071	31,200
Deferred income tax assets:
Pensions	7,535	5,632
Employee benefits	7,558	7,791
Excess capital losses	1,099	1,097
Inventory	3,952	3,775
Asset write-offs, divestitures and environmental accruals	1,075	1,173
Tax benefit on U.S. federal, state and foreign NOL and credit carryforwards	24,914	33,922
Section 174 Capitalized R&D expenditures	4,874	—
Other	1,220	146
Lease liabilities	3,328	2,977
Tax basis remaining for installment sale - kaléo	999	1,092
Foreign currency translation gain adjustment	1,224	1,970
Deferred income tax assets before valuation allowance	57,778	59,575
Less: Valuation allowance	13,807	12,652
Total deferred income tax assets	43,971	46,923
Net deferred income tax (assets) liabilities	$(13,900)	$(15,723)
Amounts recognized in the consolidated balance sheets:
Deferred income tax assets (noncurrent)	$13,900	$15,723
Deferred income tax liabilities (noncurrent)	—	—
Net deferred income tax assets (liabilities)	$13,900	$15,723
Except as noted below, the Company believes that it is more likely than not that future taxable income will exceed future tax-deductible amounts thereby resulting in the realization of deferred income tax assets. The Company has estimated gross federal, state and foreign tax credits and net operating loss carryforwards of $24.9 million and $33.9 million at December 31, 2022 and 2021, respectively. The U.S. federal foreign tax credits will expire between 2027-2031 and the U.S. federal research and development tax credits will expire by 2043. The U.S. state carryforwards expire at different points over the next 20 years.
Valuation allowances of $10.3 million, $9.4 million and $5.5 million at December 31, 2022, 2021 and 2020, respectively, are recorded against the tax benefit on U.S. federal, state and foreign tax credits and net operating loss carryforwards generated by domestic subsidiaries that may not be recoverable in the carryforward period. The valuation allowance for excess capital losses from investments and other related items was $0.7 million, $0.7 million and $7.1 million at December 31, 2022, 2021 and 2020, respectively. The amount of the deferred income tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. As circumstances and events warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred income tax assets. Valuation allowances of $2.8 million, $2.5 million and $4.9 million at December 31, 2022, 2021 and 2020, respectively, were recorded against certain deferred state tax assets.

A reconciliation of the Company’s unrecognized uncertain tax positions since January 1, 2020, is shown below:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Balance at beginning of period	$648	$628	$881
Increase (decrease) due to tax positions taken in:
Current period	2	—	12
Prior period	44	40	—
Reductions due to lapse of statute of limitations	(66)	(20)	(265)
Balance at end of period	$628	$648	$628
Additional information related to unrecognized uncertain tax positions since January 1, 2020 is summarized below:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax, other noncurrent liability accounts, or deferred tax assets in the balance sheet)	$628	$648	$628
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	143	48	(110)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	771	696	518
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $16, $26 and $2 reflected in income tax expense in the income statement in 2022, 2021 and 2020, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	149	133	102
Related deferred income tax assets recognized on interest and penalties	(34)	(31)	(24)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	115	102	78
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$886	$798	$596
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2019. The Company anticipates that it is reasonably possible that Federal and state income tax audits or statutes may settle or close within the next 12 months and are not expected to result in a material changes in unrecognized tax positions, including any payments that may be made.
13. BUSINESS SEGMENTS
The Company's business segments are Aluminum Extrusions, PE Films and Flexible Packaging Films. Aluminum Extrusions, also referred to as Bonnell Aluminum, produces high-quality, soft and medium strength alloyed aluminum extrusions, custom fabricated and finished, for the building and construction, automotive and transportation, consumer durables goods, machinery and equipment, electrical and renewable energy, and distribution markets. PE Films produces surface protection films, polyethylene overwrap films and films for other markets. Flexible Packaging Films produces polyester based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics.
The Company’s reportable segments are based on its method of internal reporting, which is generally segregated by differences in products. Accounting standards for presentation of segments require an approach based on the way the Company organizes the segments for making operating decisions and how the chief operating decision maker (“CODM”) assesses performance. EBITDA from ongoing operations is the key profitability measure used by the CODM (Tredegar’s President and Chief Executive Officer) for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) from continuing operations as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM. Earnings before interest and taxes ("EBIT") from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company below.

Information by business segment and geographic area for the last three years is provided in the segment tables below. There were no accounting transactions between segments and no allocations to segments.

Net Sales
(In thousands)	2022	2021	2020
Aluminum Extrusions	$637,872	$539,325	$455,711
PE Films	97,571	118,920	139,288
Flexible Packaging Films	168,139	139,978	134,605
Total net sales	903,582	798,223	729,604
Add back freight	34,982	28,232	25,686
Sales as shown in consolidated statements of income	$938,564	$826,455	$755,290
Refer to Notes to Financial Tables that follow these tables.

EBITDA from Ongoing Operations
(In thousands)	2022	2021	2020
Aluminum Extrusions:
Ongoing operations:
EBITDA	$66,800	$55,948	$55,137
Depreciation & amortization	(17,414)	(16,272)	(17,403)
EBIT	49,386	39,676	37,734
Plant shutdowns, asset impairments, restructurings and other (a)	(310)	3,237	(3,506)
Goodwill impairment charge	—	—	(13,696)
PE Films:
Ongoing operations:
EBITDA	11,949	27,694	45,107
Depreciation & amortization	(6,280)	(6,263)	(6,762)
EBIT	5,669	21,431	38,345
Plant shutdowns, asset impairments, restructurings and other (a)	(646)	(371)	(1,974)
Flexible Packaging Films:
Ongoing operations:
EBITDA	27,452	31,684	30,645
Depreciation & amortization	(2,444)	(1,988)	(1,761)
EBIT	25,008	29,696	28,884
Plant shutdowns, asset impairments, restructurings and other (a)	(91)	8,439	(18)
Total	79,016	102,108	85,769
Interest income	57	73	44
Interest expense	4,990	3,386	2,587
Gain (loss) on investment in kaléo (a)	1,406	12,780	(60,900)
Loss on sale of Bright View (a)	—	—	(2,299)
Stock option-based compensation expense	1,424	2,495	2,161
Corporate expenses, net (a)	41,295	41,859	42,912
Income (loss) from continuing operations before income taxes	32,770	67,221	(25,046)
Income tax expense (benefit) (a)	4,389	9,284	(8,213)
Income (loss) from continuing operations	28,381	57,937	(16,833)
Income (loss) from discontinued operations, net of tax (a)	74	(111)	(58,611)
Net income (loss)	$28,455	$57,826	$(75,444)
Refer to Notes to Financial Tables that follow these tables.

Identifiable Assets
(In thousands)	2022	2021
Aluminum Extrusions	$293,308	$280,521
PE Films	102,431	113,613
Flexible Packaging Films	103,448	75,269
Subtotal	499,187	469,403
General corporate	23,674	23,482
Cash and cash equivalents (b)	19,232	30,521
Discontinued operations	—	178
Total	$542,093	$523,584

	Depreciation and Amortization			Capital Expenditures
(In thousands)	2022	2021	2020	2022	2021	2020
Aluminum Extrusions	$17,414	$15,326	$17,403	$23,664	$18,914	$10,260
PE Films	6,280	6,263	6,762	3,289	2,997	6,024
Flexible Packaging Films	2,444	1,988	1,761	8,151	5,603	4,959
Subtotal	26,138	23,577	25,926	35,104	27,514	21,243
General corporate (d)	264	207	520	1,771	(153)	200
Discontinued operations	—	—	5,511	—	—	1,912
Total	$26,402	$23,784	$31,957	$36,875	$27,361	$23,355

Net Sales by Geographic Area (c)
(In thousands)	2022	2021	2020
United States	$717,049	$614,987	$530,243
Exports from the United States to:
Asia	41,995	59,242	80,217
Canada	15,264	17,776	18,024
Europe	3,885	4,489	5,440
Latin America	6,867	4,937	2,169
Operations outside the United States:
Brazil	117,896	96,792	93,511
Asia	626	—	—
Total	$903,582	$798,223	$729,604

	Identifiable Assets by Geographic Area (c)		Property, Plant & Equipment, Net by Geographic Area (c)
(In thousands)	2022	2021	2022	2021
United States	$413,512	$398,749	$146,437	$135,310
Operations outside the United States:
Brazil	72,725	54,299	25,385	18,615
China	12,950	16,355	11,903	14,889
General corporate	23,674	23,482	2,686	1,567
Cash and cash equivalents (b)	19,232	30,521	n/a	n/a
Discontinued operations	—	178	—	—
Total	$542,093	$523,584	$186,411	$170,381
Refer to Notes to Financial Tables that follow these tables.

The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $20.1 million in 2022, $32.7 million in 2021 and $35.1 million in 2020.

Net Sales by Product Group
(In thousands)	2022	2021	2020
Aluminum Extrusions:
Nonresidential building & construction	$338,981	$269,252	$253,126
Consumer durables	62,541	53,578	44,167
Automotive	51,286	43,256	35,895
Machinery & equipment	63,326	42,721	30,649
Distribution	29,732	45,639	28,339
Residential building & construction	64,268	52,236	40,049
Electrical	27,738	32,643	23,486
Subtotal	637,872	539,325	455,711
PE Films:
Surface protection films	68,140	88,436	109,097
Packaging	29,431	30,484	22,700
LED-based products	—	—	7,491
Subtotal	97,571	118,920	139,288
Flexible Packaging Films	168,139	139,978	134,605
Total	$903,582	$798,223	$729,604
(a)See Notes 5, 9, 12 and 15 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.
(b)Cash and cash equivalents includes funds held in locations outside the U.S. of $10.3 million and $16.4 million at December 31, 2022 and 2021, respectively.
(c)Export sales relate mostly to PE Films. Operations in Brazil relate to Flexible Packaging Films.
(d)Corporate depreciation and amortization are included in Corporate expenses, net, on the EBITDA from ongoing operations table above.

14. SAVINGS PLAN
Tredegar has a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation, up to IRS limitations. The provisions of the savings plan provided the following benefits for salaried and certain hourly employees:
•The Company makes matching contributions to the savings plan of $1 for every $1 an employee contributes per pay period up to a maximum of 5% of eligible compensation.
•The savings plan includes immediate vesting of matching contributions and automatic enrollment at 3% of eligible compensation unless the employee opts out or elects a different percentage.
The Company also has a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations (“restoration plan”). Charges recognized for these plans were $3.9 million in 2022, $3.3 million in 2021 and $4.0 million in 2020. The Company’s liability under the restoration plan was $0.7 million at December 31, 2022 (consisting of 70,266 phantom shares of common stock) and $0.7 million at December 31, 2021 (consisting of 56,570 phantom shares of common stock) and valued at the closing market price on those dates.
The Tredegar Corporation Benefits Plan Trust (the “Trust”) purchased 7,200 shares of the Company’s common stock in 1998 for $0.2 million and 46,671 shares of its common stock in 1997 for $1.0 million. There have been no shares purchased since 1998 except for re-invested dividends. The cost of the shares held by the Trust is shown as a reduction to shareholders’ equity in the consolidated balance sheets.

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
The following table summarizes the financial results of discontinued operations reflected in the Consolidated Statements of Income for the year ended December 31 2020. Net income (loss) from discontinued operations for the years ended December 31, 2022 and 2021 were immaterial.

Year Ended December 31,
(In thousands)	2020
Revenues and other items:
Sales	$110,246
Other income (expense), net	(333)
109,913
Costs and expenses:
Cost of goods sold	92,079
Freight	5,229
Selling, general and administrative	16,824
Research and development	8,863
Asset impairments and costs associated with exit and disposal activities, net of adjustments	1,529
Loss on sale of business	50,027
Total	174,551
Income (loss) from discontinued operations before income taxes	(64,638)
Income tax expense (benefit)	(6,027)
Income (loss) from discontinued operations, net of tax	$(58,611)
The following table provides significant operating and investing cash flow information for discontinued operations for the year ended December 31, 2020. There was no significant operating and investing cash flow information for the years ended December 31, 2022 and 2021.

Year Ended December 31,
(In thousands)	2020
Operating activities:
Depreciation and amortization	$5,511
Loss on sale of Personal Care Films	50,027
Total	55,538
Investing activities:
Net proceeds on sale of Personal Care Films	$55,115
Capital expenditures	(1,912)
Total	$53,203
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
On December 27, 2021, the Company completed the sale of its investment interests in kaléo (Series A-3 Preferred Stock, Series B Preferred Stock and common stock) that, taken together, represented on a fully-diluted basis an approximate 18% interest in kaléo. Tredegar received closing cash proceeds of $47.1 million. Subsequently, in May 2022, additional cash consideration of $1.4 million was received related to customary post-closing adjustments, which is reported in “Other income (expense), net” in the consolidated statements of income.
17. SUPPLY CHAIN FINANCING
The Company has supply chain finance service agreements with third-party financial institutions to provide platforms that facilitate the ability of participating suppliers to finance payment obligations from the Company with the third-party financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under the supply chain finance agreements. As of December 31, 2022 and 2021, $25.9 million and $30.7 million, respectively, of the Company’s accounts payable were financed by participating suppliers through third-party financial institutions.
18. CONTINGENCIES
Tredegar is involved in various stages of investigation and remediation relating to environmental matters at certain current and former plant locations. Where the Company has determined the nature and scope of any required environmental remediation activity, estimates of cleanup costs have been obtained and accrued. As efforts to maintain compliance with applicable environmental laws and regulations, additional contingencies may be identified continue. If additional contingencies are identified in the future, the Company’s practice is to determine at that time the nature and scope of those contingencies, obtain and accrue estimates of the cost of remediation, and perform remediation. While the Company believes it is currently adequately accrued for known environmental issues, it is possible that unexpected future costs for known or unknown environmental issues could have a material adverse effect on its financial condition, results of operations and cash flows at that time.
The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration the relevant information, the Company believes that it has sufficiently accrued for probable losses and that the actions will not have a material adverse effect on its financial position.
From time to time, the Company enters into transactions with third parties in connection with the sale of assets or businesses in which it agrees to indemnify the buyers or third parties involved in the transaction, or in which the sellers or third parties involved in the transaction agree to indemnify Tredegar, for certain liabilities or risks related to the assets or business. Also, in the ordinary course of its business, the Company may enter into agreements with third parties for the sale of goods or services that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability for indemnification would be subject to an assessment of the underlying facts and circumstances under the terms of the applicable agreement. For these reasons, Tredegar is unable to estimate the maximum amount of the potential future liability under the indemnity provisions of these agreements. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimable. The Company discloses contingent liabilities if the probability of loss is reasonably possible and considered to be material.
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
10.1
Second Amended and Restated Credit Agreement, dated as of June 29, 2022, among Tredegar, as borrower, the lenders named therein, JPMorgan Chase Bank N.A., as administrative agent, Citizens Bank N.A and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 4.1 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.1
Second Amended and Restated Guaranty, dated as of June 29, 2022, by and among the subsidiaries of Tredegar listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein) (filed as Exhibit 4.2 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.2
Second Amended and Restated Pledge Agreement, dated as of June 29, 2022, by and among Tredegar and the subsidiaries of Tredegar listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.3 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.2
Reorganization and Distribution Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.3
Employee Benefits Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4
Tax Sharing Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.5
Indemnification Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6
Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1
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

TREDEGAR CORPORATION (Registrant)

Dated:	March 16, 2023	By	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2023.

Signature		Title

/s/	John M. Steitz	President, Chief Executive Officer and Director
	(John M. Steitz)	(Principal Executive Officer)

/s/	D. Andrew Edwards	Executive Vice President and Chief Financial Officer
	(D. Andrew Edwards)	(Principal Financial Officer)

/s/	Frasier W. Brickhouse, II	Corporate Treasurer and Controller
	(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/	Gregory A. Pratt	Chairman of the Board of Directors
(Gregory A. Pratt)

/s/	George C. Freeman, III	Director
(George C. Freeman, III)

/s/	Kenneth R. Newsome	Director
(Kenneth R. Newsome)

/s/	Thomas G. Snead, Jr.	Director
(Thomas G. Snead, Jr.)

/s/	Carl E. Tack, III	Director
(Carl E. Tack, III)

/s/	Anne G. Waleski	Director
(Anne G. Waleski)