Form 10-Q
period 2023-03-31
TREDEGAR CORP
filed 2023-05-08
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of April 28, 2023: 33,985,684

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$15,025	$19,232
Accounts and other receivables, net	89,104	84,544
Income taxes recoverable	967	733
Inventories	113,633	127,771
Prepaid expenses and other	10,011	10,304
Total current assets	228,740	242,584
Property, plant and equipment, at cost	537,862	531,921
Less: accumulated depreciation	(350,896)	(345,510)
Net property, plant and equipment	186,966	186,411
Right-of-use leased assets	13,854	14,021
Identifiable intangible assets, net	11,207	11,690
Goodwill	70,608	70,608
Deferred income taxes	11,662	13,900
Other assets	3,137	2,879
Total assets	$526,174	$542,093
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92,275	$114,938
Accrued expenses	21,904	31,603
Lease liability, short-term	2,186	2,035
Income taxes payable	226	1,137
Total current liabilities	116,591	149,713
Lease liability, long-term	12,458	12,738
Long-term debt	155,000	137,000
Pension and other postretirement benefit obligations, net	35,377	35,046
Other non-current liabilities	5,139	5,834
Total liabilities	324,565	340,331
Shareholders’ equity:
Common stock, no par value (issued and outstanding 33,970,282 shares at March 31, 2023 and 34,000,642 shares at December 31, 2022)	59,423	58,824
Common stock held in trust for savings restoration plan (114,741 shares at March 31, 2023 and 113,316 shares at December 31, 2022)	(2,203)	(2,188)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(84,959)	(86,079)
Gain (loss) on derivative financial instruments	(1,211)	(2,480)
Pension and other postretirement benefit adjustments	(56,749)	(59,036)
Retained earnings	287,308	292,721
Total shareholders’ equity	201,609	201,762
Total liabilities and shareholders’ equity	$526,174	$542,093
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues and other items:
Sales	$191,122	$236,566
Other income (expense), net	280	(302)
	191,402	236,264
Costs and expenses:
Cost of goods sold	159,525	183,260
Freight	6,043	8,081
Selling, general and administrative	19,006	21,282
Research and development	1,205	1,525
Amortization of identifiable intangibles	503	663
Pension and postretirement benefits	3,418	3,476
Interest expense	2,311	786
Asset impairments and costs associated with exit and disposal activities, net of adjustments	69	(9)
Total	192,080	219,064
Income (loss) before income taxes	(678)	17,200
Income tax expense (benefit)	331	778
Net income (loss)	$(1,009)	$16,422

Earnings (loss) per share:
Basic	$(0.03)	$0.49
Diluted	$(0.03)	$0.49

Shares used to compute earnings (loss) per share:
Basic	33,895	33,654
Diluted	33,895	33,696
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(1,009)	$16,422
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $436 in 2023 and net of tax expense of $728 in 2022)	1,120	5,536
Derivative financial instruments adjustment (net of tax expense of $836 in 2023 and net of tax expense of $2,916 in 2022)	1,269	5,930
Amortization of prior service costs and net gains or losses (net of tax expense of $637 in 2023 and net of tax expense of $712 in 2022)	2,287	2,538
Other comprehensive income (loss)	4,676	14,004
Comprehensive income (loss)	$3,667	$30,426
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,009)	$16,422
Adjustments for noncash items:
Depreciation	6,340	5,829
Amortization of identifiable intangibles	503	663
Reduction of right-of-use lease asset	551	500
Deferred income taxes	411	552
Accrued pension and post-retirement benefits	3,418	3,506
Stock-based compensation expense	186	1,295
Gain on investment in kaléo	(262)	—
Changes in assets and liabilities:
Accounts and other receivables	(4,320)	(24,351)
Inventories	14,840	(12,622)
Income taxes recoverable/payable	(1,156)	(8,791)
Prepaid expenses and other	1,816	3,323
Accounts payable and accrued expenses	(28,977)	10,384
Lease liability	(558)	(547)
Pension and postretirement benefit plan contributions	(154)	(50,158)
Other, net	(737)	(742)
Net cash (used in) provided by operating activities	(9,108)	(54,737)
Cash flows from investing activities:
Capital expenditures	(9,025)	(5,086)
Proceeds from the sale of kaléo	262	—
Net cash (used in) provided by investing activities	(8,763)	(5,086)
Cash flows from financing activities:
Borrowings	37,250	109,500
Debt principal payments	(19,250)	(51,250)
Dividends paid	(4,419)	(4,059)
Other	—	(396)
Net cash provided by (used in) financing activities	13,581	53,795
Effect of exchange rate changes on cash	83	1,155
Increase (decrease) in cash & cash equivalents	(4,207)	(4,873)
Cash and cash equivalents at beginning of period	19,232	30,521
Cash and cash equivalents at end of period	$15,025	$25,648
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2023	$58,824	$292,721	$(2,188)	$(147,595)	$201,762
Net income (loss)	—	(1,009)	—	—	(1,009)
Foreign currency translation adjustment	—	—	—	1,120	1,120
Derivative financial instruments adjustment	—	—	—	1,269	1,269
Amortization of prior service costs and net gains or losses	—	—	—	2,287	2,287
Cash dividends declared ($0.13 per share)	—	(4,419)	—	—	(4,419)
Stock-based compensation expense	853	—	—	—	853
Repurchase of employee common stock for tax withholdings	(254)	—	—	—	(254)
Tredegar common stock purchased by trust for savings restoration plan	—	15	(15)	—	—
Balance March 31, 2023	$59,423	$287,308	$(2,203)	$(142,919)	$201,609
The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2022	$55,174	$281,187	$(2,135)	$(149,504)	$184,722
Net income (loss)	—	16,422	—	—	16,422
Foreign currency translation adjustment	—	—	—	5,536	5,536
Derivative financial instruments adjustment	—	—	—	5,930	5,930
Amortization of prior service costs and net gains or losses	—	—	—	2,538	2,538
Cash dividends declared ($0.12 per share)	—	(4,059)	—	—	(4,059)
Stock-based compensation expense	1,175	—	—	—	1,175
Repurchase of employee common stock for tax withholdings	(396)	—	—	—	(396)
Tredegar common stock purchased by trust for savings restoration plan	—	13	(13)	—	—
Balance at March 31, 2022	$55,953	$293,563	$(2,148)	$(135,500)	$211,868
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of March 31, 2023, the condensed consolidated results of operations for the three months ended March 31, 2023 and 2022, the condensed consolidated cash flows for the three months ended March 31, 2023 and 2022, and the condensed consolidated changes in shareholders’ equity for the three months ended March 31, 2023 and 2022, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2023 and 2022 for this segment references 13-week periods ended March 26, 2023 and March 27, 2022, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. There was no intercompany funding with Aluminum Extrusions between March 26, 2023 and March 31, 2023.
The condensed consolidated financial statements as of December 31, 2022 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2022 Form 10-K.
The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.
Impairment of Goodwill and Long-Lived Assets
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). In addition, the Company reviews long-lived assets for possible impairment when events indicate that an impairment may exist. As of March 31, 2023, the Company’s reporting units with goodwill were Surface Protection in PE Films and Futura in Aluminum Extrusions. No events or circumstances were identified during the first quarter of 2023 that indicate that it is not more likely than not that the fair values of each reporting unit was less than its carrying amount.
The valuation of both goodwill and long-lived assets depends on a variety of factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance. Failure to successfully achieve projections could result in future impairments. Furthermore, impairment to the Surface Protection reporting unit, which is also the asset group, may be caused by factors outside the Company’s control, such as increasing competitive pricing pressures, weak consumer electronic market demand, lower than expected sales and profit growth rates, and various other factors. Consumer demand for electronics has significantly softened, causing manufacturers in the supply chain to experience reduced capacity utilization and inventory corrections. In addition, these market conditions are adversely impacting mix through reduced sales to Surface Protection’s highest value-added customers and products. Given the uncertain demand for Surface Protections products, it is reasonably possible that the cash flow estimates used in deriving such impairment valuations may change in the future.
As of March 31, 2023, the Surface Protection reporting unit had goodwill of $57.3 million and long-lived identifiable assets of $28.5 million.
Accounting Standards Adopted
No Accounting Standard Updates issued by the Financial Accounting Standards Board were adopted during the first quarter of 2023.

2. ACCOUNTS AND OTHER RECEIVABLES
As of March 31, 2023 and December 31, 2022, accounts receivable and other receivables, net include the following:

	March 31,	December 31,
(In thousands)	2023	2022
Customer receivables	$88,907	$83,667
Other receivables	2,858	3,874
Total accounts and other receivables	91,765	87,541
Less: Allowance for bad debts	(2,661)	(2,997)
Total accounts and other receivables, net	$89,104	$84,544

3. INVENTORIES
The components of inventories are as follows:

(In thousands)	March 31, 2023	December 31, 2022
Finished goods	$33,033	$34,686
Work-in-process	16,585	15,604
Raw materials	44,113	58,262
Stores, supplies and other	19,902	19,219
Total	$113,633	$127,771
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the first quarter of 2023 and 2022, respectively. This information has been included in the pension benefit table below.
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Service cost	$—	$—	$3	$5
Interest cost	3,027	2,225	71	51
Expected return on plan assets	(2,607)	(2,055)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	2,983	3,284	(59)	(34)
Net periodic benefit cost	$3,403	$3,454	$15	$22
Pension and other postretirement liabilities were $36.1 million and $35.7 million at March 31, 2023 and December 31, 2022, respectively ($0.7 million included in “Accrued expenses” at March 31, 2023 and December 31, 2022, respectively, with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
Tredegar funds its other postretirement benefits on a claims-made basis; for 2023, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2022, or approximately $0.5 million.

5. OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
Gain on investment in kaléo(a)	$262	$—
COVID-19-related expenses, net of relief (b)	—	(212)
Other	18	(90)
Total	$280	$(302)
(a) In January 2023, additional cash consideration of $0.3 million was received related to the customary post-closing adjustments on the sale of the investment in kaleo, Inc ("kaléo"), which was sold in December 2021.
(b) Costs associated with operating under COVID-19 conditions include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.

6. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Weighted average shares outstanding used to compute basic earnings per share	33,895	33,654
Incremental dilutive shares attributable to stock options and restricted stock	—	42
Shares used to compute diluted earnings per share	33,895	33,696
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The Company had a net loss for the three months ended March 31, 2023, so there is no dilutive impact for such shares. If the Company had reported net income for the three months ended March 31, 2023, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 2,642,365. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,477,708 for the three months ended March 31, 2022.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(86,079)	$(2,480)	$(59,036)	$(147,595)
Other comprehensive income (loss)	1,557	3,078	—	4,635
Income tax (expense) benefit	(437)	(1,087)	—	(1,524)
Other comprehensive income (loss), net of tax	1,120	1,991	—	3,111
Reclassification adjustment to net income (loss)	—	(973)	2,924	1,951
Income tax (expense) benefit	—	251	(637)	(386)
Reclassification adjustment to net income (loss), net of tax	—	(722)	2,287	1,565
Other comprehensive income (loss), net of tax	1,120	1,269	2,287	4,676
Balance at March 31, 2023	$(84,959)	$(1,211)	$(56,749)	$(142,919)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(85,792)	$901	$(64,613)	$(149,504)
Other comprehensive income (loss)	6,264	10,003	—	16,267
Income tax (expense) benefit	(728)	(3,190)	—	(3,918)
Other comprehensive income (loss), net of tax	5,536	6,813	—	12,349
Reclassification adjustment to net income (loss)	—	(1,157)	3,250	2,093
Income tax (expense) benefit	—	274	(712)	(438)
Reclassification adjustment to net income (loss), net of tax	—	(883)	2,538	1,655
Other comprehensive income (loss), net of tax	5,536	5,930	2,538	14,004
Balance at March 31, 2022	$(80,256)	$6,831	$(62,075)	$(135,500)
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $27.8 million (18.7 million pounds of aluminum) at March 31, 2023 and $30.7 million (20.3 million pounds of aluminum) at December 31, 2022.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$48
Liability derivatives: Aluminum futures contracts	Accrued expenses	(2,694)	Accrued expenses	(3,260)
Aluminum futures contracts	Other non-current liabilities	(267)	Other non-current liabilities	(369)
Net asset (liability)		$(2,961)		$(3,581)
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real ("R$") will be an annual net cost of R$177 million for the full year of 2023.
Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,903	5.5379	R$10,539	Apr-23	72%
$1,873	5.5753	R$10,443	May-23	71%
$1,928	5.6118	R$10,820	Jun-23	74%
$2,154	5.6378	R$12,144	Jul-23	83%
$2,020	5.6831	R$11,480	Aug-23	78%
$2,071	5.7174	R$11,841	Sep-23	80%
$2,013	5.7556	R$11,586	Oct-23	79%
$2,018	5.7836	R$11,671	Nov-23	79%
$1,786	5.8312	R$10,414	Dec-23	71%
$659	5.7360	R$3,780	Jan-24	23%
$659	5.7562	R$3,793	Feb-24	23%
$659	5.7774	R$3,807	Mar-24	23%
$659	5.8000	R$3,822	Apr-24	23%
$659	5.8207	R$3,836	May-24	24%
$659	5.8419	R$3,850	Jun-24	24%
$659	5.8636	R$3,864	Jul-24	24%
$659	5.8872	R$3,880	Aug-24	24%
$659	5.9118	R$3,896	Sep-24	24%
$659	5.9350	R$3,911	Oct-24	24%
$659	5.9581	R$3,926	Nov-24	24%
$659	5.9813	R$3,942	Dec-24	24%
$25,674	5.7352	R$147,245		45%
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
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$1,854	Prepaid expenses and other	$781
Foreign currency forward contracts	Other assets	422	Other assets	33
Liability derivatives: Foreign currency forward contracts	Accrued expenses	—	Other non-current liabilities	(3)
Net asset (liability)		$2,276		$811

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
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2023 and 2022 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended March 31,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2023	2022	2023		2022
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$1,402	$6,182	$—	$1,676	$—	$3,821
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$672	$(1,005)	$15	$286	$(15)	$(137)
As of March 31, 2023, the Company expects $0.9 million of unrealized after-tax losses on aluminum and foreign currency derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2023 and 2022, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
9. INCOME TAXES
Tredegar recorded tax expense of $0.3 million on pre-tax loss of $0.7 million in the first three months of 2023. Therefore, the effective tax rate in the first three months of 2023 was (48.8)%, compared to 4.5% in the first three months of 2022. The change in the effective tax rate is primarily due to a pre-tax loss in first three months of 2023 versus pre-tax income in first three months of 2022, lower Brazil tax incentives, and a large discrete benefit recorded in the first quarter of 2022, resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhauled various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. As the result of these regulations, future Brazilian income tax will be deductible, but not creditable, in the U.S. The accounting rules require a reduction of the U.S. deferred tax liability previously established related to anticipated future income from Brazil. The tax effect of the reduction of the U.S. deferred tax liability resulted in the discrete tax benefit described above. Total deferred tax assets declined during the first quarter of 2023 compared to December 31, 2022 primarily due to changes in other comprehensive income.
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
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, from the commencement date of January 1, 2015 and expiring at the end of 2024. The benefit from the tax incentives was $0.6 million and $1.5 million in the first three months of 2023 and 2022, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries as of March 31, 2023 are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2018.

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

The following table presents net sales and EBITDA from ongoing operations by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net Sales
Aluminum Extrusions	$133,370	$158,110
PE Films	20,182	31,131
Flexible Packaging Films	31,527	39,244
Total net sales	185,079	228,485
Add back freight	6,043	8,081
Sales as shown in the condensed consolidated statements of income (loss)	$191,122	$236,566
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$14,638	$23,919
Depreciation & amortization	(4,411)	(4,261)
EBIT	10,227	19,658
Plant shutdowns, asset impairments, restructurings and other	(493)	(105)
PE Films:
Ongoing operations:
EBITDA	1,849	7,047
Depreciation & amortization	(1,643)	(1,595)
EBIT	206	5,452
Plant shutdowns, asset impairments, restructurings and other	2	(102)
Flexible Packaging Films:
Ongoing operations:
EBITDA	1,350	5,035
Depreciation & amortization	(700)	(550)
EBIT	650	4,485
Plant shutdowns, asset impairments, restructurings and other	(78)	(43)
Total	10,514	29,345
Interest income	44	29
Interest expense	2,311	786
Gain on investment in kaléo	262	—
Stock option-based compensation costs	231	631
Corporate expenses, net	8,956	10,757
Income (loss) before income taxes	(678)	17,200
Income tax expense (benefit)	331	778
Net income (loss)	$(1,009)	$16,422

The following table presents identifiable assets by segment at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Aluminum Extrusions	$296,861	$293,308
PE Films	99,725	102,431
Flexible Packaging Films	93,467	103,448
Subtotal	490,053	499,187
General corporate	21,096	23,674
Cash and cash equivalents	15,025	19,232
Total	$526,174	$542,093
The following tables disaggregate the Company’s revenue by geographic area and product group for the three months ended March 31, 2023 and 2022:

Net Sales by Geographic Area (a)
	Three Months Ended March 31,
(In thousands)	2023	2022
United States	$150,611	$182,138
Exports from the United States to:
Asia	5,732	12,465
Latin America	1,859	1,441
Canada	4,284	4,193
Europe	860	1,363
Operations outside the United States:
Brazil	21,628	26,885
Asia	105	—
Total	$185,079	$228,485
(a) Export sales relate mostly to PE Films. Operations in Brazil relate to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $3.4 million and $6.5 million in the first three months of 2023 and 2022, respectively.

Net Sales by Product Group
	Three Months Ended March 31,
(In thousands)	2023	2022
Aluminum Extrusions:
Nonresidential building & construction	$78,629	$80,921
Consumer durables	10,347	16,891
Automotive	12,122	13,841
Residential building & construction	11,603	16,465
Electrical	8,129	7,287
Machinery & equipment	10,724	12,945
Distribution	1,816	9,760
Subtotal	133,370	158,110
PE Films:
Surface protection films	12,855	22,148
Overwrap packaging	7,327	8,983
Subtotal	20,182	31,131
Flexible Packaging Films	31,527	39,244
Total	$185,079	$228,485

11. SUPPLY CHAIN FINANCING
The Company has supply chain finance service agreements with third-party financial institutions to provide platforms that facilitate the ability of participating suppliers to finance payment obligations from the Company with the third-party financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under the supply chain finance agreements. As of March 31, 2023 and December 31, 2022, $11.4 million and $25.9 million, respectively, of the Company’s accounts payable were financed by participating suppliers through third-party financial institutions.

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
~~•~~movement of pension plan assets and liabilities relating to differences between the ultimate settlement benefit obligation and the projected benefit obligation, census data, administrative costs, and the effectiveness of hedging activities;
•an increase in the operating costs incurred by the Company’s business units, including, for example, the cost of raw materials and energy;
•unanticipated problems or delays with the implementation of an enterprise resource planning and manufacturing executions systems, or security breaches and other disruptions to the Company's information technology infrastructure;
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
•impairment of the Surface Protection reporting unit's goodwill;
•failure to establish and maintain effective internal control over financial reporting;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC.
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

Critical Accounting Policies and Estimates
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting standards in the United States ("GAAP"). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the 2022 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. Since December 31, 2022, there have been no changes in these policies or estimates that have had a material impact on our results of operations or financial position.
Business Overview
Tredegar Corporation is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American building and construction ("B&C"), automotive and specialty end-use markets through its Aluminum Extrusions segment; surface protection films for high-technology applications in the global electronics industry through its PE Films segment; and specialized polyester films primarily for the Latin American flexible packaging market through its Flexible Packaging Films segment. With approximately 2,200 employees, the Company operates manufacturing facilities in North America, South America, and Asia.
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
Earnings before interest and taxes ("EBIT") from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company in Note 10. It is not intended to represent the stand-alone results for Tredegar's ongoing operations under GAAP and should not be considered as an alternative to net income as defined by GAAP. We believe that EBIT is a widely understood and utilized metric that is meaningful to certain investors and that including this financial metric in the reconciliation of management’s performance metric, EBITDA from ongoing operations, provides useful information to those investors that primarily utilize EBIT to analyze the Company’s core operations.
First quarter 2023 net income (loss) was $(1.0) million ($(0.03) per diluted share) compared with net income of $16.4 million ($0.49 per diluted share) in the first quarter of 2022.
First Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions of $14.6 million declined $9.3 million primarily due to an abnormally strong first quarter of 2022. Sales volume of 37.6 million pounds was consistent with the weak fourth quarter of 2022.
•EBITDA from ongoing operations for PE Films of $1.8 million was $5.2 million lower than the strong first quarter of 2022. Sales volume of 7.4 million pounds improved by 1.0 million pounds compared with the weak average third and fourth quarter volume levels in 2022.
•EBITDA from ongoing operations for Flexible Packaging Films of $1.4 million was $3.7 million lower than the first quarter of 2022 mainly due to soft market demand during the first quarter of 2023.
A significant slowdown in the Company’s businesses and markets has been exacerbated by customer inventory corrections. The timing of recovery for our businesses, particularly Aluminum Extrusions and PE Films, remains uncertain. Excess inventories, lower sales and lower EBITDA from ongoing operations have resulted in negative cash flow from operations after capital expenditures and dividends in each of the last three quarters, resulting in higher debt, net of cash, and an increase in the net leverage ratio.
Other losses related to asset impairments and costs associated with exit and disposal activities were not material for the three months ended March 31, 2023 and 2022, respectively. Gains and losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.

Results of Operations
First Quarter of 2023 Compared with the First Quarter of 2022
The following table presents a bridge of consolidated net income (loss) from the first quarter of 2022 to the first quarter of 2023 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the three months ended March 31, 2022	$16,422
Income tax expense (benefit)	778
Income (loss) before income taxes for the three months ended March 31, 2022	17,200
Increase (decrease) in income from increases (decreases) in the following items:
Sales	(45,444)
Other income (expense), net	582
Total	(44,862)
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	23,735
Freight	2,039
Selling, general and administrative	2,275
Other	(1,065)
Total	26,984
Income (loss) before income taxes for the three months ended March 31, 2023	(678)
Income tax expense (benefit)	331
Net income (loss) for the three months ended March 31, 2023	$(1,009)
Sales in the first quarter of 2023 decreased by $45.4 million compared with the first quarter of 2022. Net sales (sales less freight) in Aluminum Extrusions decreased $24.7 million, primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in selling prices to cover higher operating costs. Net sales in PE Films decreased $10.9 million, primarily due to weakening market demand and unfavorable product mix. Net sales in Flexible Packaging Films decreased $7.7 million, primarily due to lower sales volume, partially offset by favorable product mix and higher selling prices from the pass-through of higher resin costs. For more information on net sales and volume, see the Segment Operations Review below.
Other income (expense), net was $0.3 million in the first three months of 2023 compared to other income (expense), net of $(0.3) million in the first three months of 2022. The change in other income (expense), net is primarily due to lower COVID-19-related expenses of $0.2 million and additional cash consideration of $0.3 million received in the first three months of 2023 related to the customary post-closing adjustments on the sale of the investment in kaleo, Inc, which was sold in December 2021. See Note 5 for additional information.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 13.4% in the first quarter of 2023 compared to 19.1% in the first quarter of 2022. The gross profit margin in Aluminum Extrusions decreased primarily due to lower sales volume, higher labor and employee-related costs, lower labor productivity, higher supply expense, unfavorable inflationary costs for other supplies, higher utility costs, and higher freight rates, partially offset by higher pricing. Additionally, the timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at lower prices in a quickly changing commodity pricing environment, resulted in a benefit of $1.7 million in the first quarter of 2023 versus a benefit of $7.1 million in the first quarter of 2022. The gross profit margin in PE Films decreased primarily due to a lower Surface Protection contribution margin for non-transitioning products associated with a market slowdown, customer inventory corrections, and previously disclosed customer product transitions. The gross profit margin in Flexible Packaging Films decreased primarily due to lower sales volume and higher fixed and variable costs, partially offset by favorable product mix and lower raw material costs.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 10.6% in the first quarter of 2023, compared with 9.6% in the first quarter of 2022. While first quarter SG&A expenses and sales decreased year-over-year, R&D expenses remained relatively consistent with the prior year period. Lower SG&A spending is primarily due to lower accruals for employee-related compensation, lower professional fees associated with business development activities and lower stock-based compensation.

The effective tax rate used to compute income taxes for the first quarter of 2023 was (48.8)%, compared to 4.5% in the first quarter of 2022. The change in the effective tax rate is primarily due to a pre-tax loss in first three months of 2023 versus pre-tax income in first three months of 2022, lower Brazil tax incentives, and a large discrete benefit recorded in the first quarter of 2022, resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. See Note 9 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first quarters of 2023 and 2022 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended March 31,
(In millions)	2023	2022
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Storm damage to the Newnan, Georgia plant[2]	$0.6	$—
COVID-19-related expenses, net of relief[1]	—	0.1
Total for Aluminum Extrusions	$0.6	$0.1
PE Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[1]	$—	$0.1
Total for PE Films	$—	$0.1
Flexible Packaging Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$—
Total for Flexible Packaging Films	$0.1	$—
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[2]	$0.3	$1.5
Professional fees associated with remediation activities related to internal control over financial reporting[2]	0.5	0.4
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[2]	(0.1)	—
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	3.4	3.4
Total for Corporate	$4.1	$5.3
1. Included in “Other income (expense), net” in the condensed consolidated statements of income.
2. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
3. See “Corporate Expenses, Interest, & Other” below and Note 4 for additional information.

Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2023	2022
Floating-rate debt with interest charged on a rollover basis plus a credit spread[1]:
Average outstanding debt balance	$147.0	$103.4
Average interest rate	6.3%	1.9%
1. Following the entry into the Second Amended and Restated Credit Agreement on June 29, 2022, borrowings bear an interest rate equal to Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 10 basis points and an amount depending on the type of borrowing and commitment fees charged on the unused amount under the Second Amended and Restated Credit Agreement. Prior to entry into the Second Amended and Restated Credit Agreement, the interest rate was based on the London Inter-Bank Offered Rate ("LIBOR") plus an applicable credit spread. See "Liquidity and Capital Resources" below for additional information.

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2023	2022
Sales volume (lbs)	37,562	43,010	(12.7)%
Net sales	$133,370	$158,110	(15.6)%
Ongoing operations:
EBITDA	$14,638	$23,919	(38.8)%
Depreciation & amortization	(4,411)	(4,261)	(3.5)%
EBIT*	$10,227	$19,658	(48.0)%
Capital expenditures	$7,742	$2,881
*See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
First Quarter 2023 Results vs. First Quarter 2022 Results
Net sales (sales less freight) in the first quarter of 2023 decreased 15.6% versus the first quarter of 2022 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in prices to cover higher operating costs. Sales volume in the first quarter of 2023 declined 12.7% versus the first quarter of 2022. Nonresidential B&C sales volume, which represented 53% of 2022 volume, was relatively flat in the first quarter of 2023 versus the first quarter of 2022. Sales volume in the specialty market, which represented 29% of total volume in 2022, decreased 30.5% in the first quarter of 2023 versus the first quarter of 2022. Sales volume in the automotive market, which represented 8% of total volume in 2022, decreased 8.2% in the first quarter of 2023 versus the first quarter of 2022. The Company has observed slowing order input and order cancellations as customers continue to report high inventory levels. With a reduced level of incoming orders, overall open orders at the end of the first quarter of 2023 were 27 million pounds, which is at the high end of the pre-pandemic range of 21 to 27 million pounds quarterly in 2019, versus 41 million pounds at the end of the fourth quarter of 2022.
EBITDA from ongoing operations in the first quarter of 2023 decreased $9.3 million versus the first quarter of 2022 primarily due to:
•Lower volume ($4.2 million), higher labor and employee-related costs ($1.7 million) and lower labor productivity ($0.5 million); higher supply expense, including higher paint expense associated with a shift to more painted product and inflationary costs for other supplies ($2.1 million); higher utility costs ($0.5 million); higher freight rates ($0.7 million); and increased SG&A expenses ($0.8 million), partially offset by higher pricing ($6.6 million); and
•The timing of the flow-through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at lower prices in a quickly changing commodity pricing environment, resulted in a benefit of $1.7 million in the first quarter of 2023 versus a benefit of $7.1 million in the first quarter of 2022.
Aluminum Extrusions has secured supply sources to meet expected needs for aluminum raw materials in 2023. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $26 million in 2023, including $11 million for the multi-year implementation of a new enterprise resource planning and manufacturing execution systems ("ERP/MES"), $6 million for infrastructure upgrades at the facilities located in Niles, Michigan, Carthage, Tennessee and Newnan, Georgia and $2 million for other strategic projects. The ERP/MES project commenced in 2022 and is expected to cost approximately $30 million. In addition to strategic projects, approximately $7 million will be required to support continuity of current operations. Depreciation expense is projected to be $15 million in 2023. Amortization expense is projected to be $2 million in 2023.

PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2023	2022
Sales volume (lbs)	7,368	10,553	(30.2)%
Net sales	$20,182	$31,131	(35.2)%
Ongoing operations:
EBITDA	$1,849	$7,047	(73.8)%
Depreciation & amortization	(1,643)	(1,595)	(3.0)%
EBIT*	$206	$5,452	(96.2)%
Capital expenditures	$716	$581
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
First Quarter 2023 Results vs. First Quarter 2022 Results
Net sales in the first quarter of 2023 decreased 35.2% compared to the first quarter of 2022. Sales volume decreased in both Surface Protection and overwrap films versus the first quarter of 2022. Surface Protection sales volume in the first quarter of 2023 declined 36% versus the first quarter of 2022 but was in the range of the volume levels for the third and fourth quarters of 2022. Surface Protection sales continue to be adversely impacted by weak market demand which began in the third quarter of last year. Consumer demand for electronics has significantly softened, causing manufacturers in the supply chain to experience reduced capacity utilization and inventory corrections. In addition, these market conditions are adversely impacting mix through reduced sales to our highest value-added customers.
EBITDA from ongoing operations in the first quarter of 2023 decreased $5.2 million versus the first quarter of 2022, primarily due to:
•A $4.9 million decrease from Surface Protection:
◦Lower contribution margin for non-transitioning products associated with a market slowdown and customer inventory corrections ($4.1 million) and for previously disclosed customer product transitions ($0.7 million), partially offset by lower SG&A and other employee-related expenses ($0.6 million); and
◦The pass-through lag associated with resin costs ($0.1 million charge in the first quarter of 2023 versus a benefit of $0.5 million in the first quarter of 2022).
•A $0.3 million decrease from overwrap films primarily due to the pass-through lag associated with resin costs (a charge of $0.1 million in the first quarter of 2023 versus a benefit of $0.3 million in the first quarter of 2022) and lower volume ($0.1 million), partially offset by lower fixed costs ($0.2 million).
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
The Company previously reported the risk that a portion of its film products used in surface protection applications would be made obsolete by customer product transitions, which principally relate to one customer, to less costly alternative processes or materials. The Company estimates that these transitions, which were complete as of the second quarter of 2022, resulted in a total decline of $7 million in pre-tax income as reported under GAAP and EBITDA from ongoing operations during 2022 versus 2021.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $3 million in 2022, including $1 million for productivity projects and $2 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $7 million in 2023. There is no amortization expense for PE Films.

Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2023	2022
Sales volume (lbs)	19,845	26,005	(23.7)%
Net sales	$31,527	$39,244	(19.7)%
Ongoing operations:
EBITDA	$1,350	$5,035	(73.2)%
Depreciation & amortization	(700)	(550)	(27.3)%
EBIT*	$650	$4,485	(85.5)%
Capital expenditures	$605	$1,545
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
First Quarter 2023 Results vs. First Quarter 2022 Results
Net sales in the first quarter of 2023 decreased 19.7% compared to the first quarter of 2022, primarily due to lower sales volume, partially offset by favorable product mix and higher selling prices from the pass-through of higher resin costs. The Company believes that lower sales volume was primarily due to soft market demand, which is projected to improve from existing levels for the remainder of the year.
EBITDA from ongoing operations in the first quarter of 2023 decreased by $3.7 million versus the first quarter of 2022, primarily due to:
•Lower sales volume ($3.1 million) and higher fixed ($0.9 million) and variable ($0.6 million) costs, partially offset by favorable product mix ($0.4 million), lower raw material costs ($0.2 million), and lower SG&A expenses ($0.1 million); and
•Net unfavorable foreign currency translation of Real-denominated operating costs ($0.5 million);
•Partially offset by lower foreign currency transaction losses ($0.1 million) in the first quarter of 2023 compared to foreign currency transaction losses ($0.9 million) in the first quarter of 2022.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on polyester fiber and component price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $7 million in 2023, including $2 million for new capacity for value-added products and productivity projects and $5 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $3 million in 2023. Amortization expense is projected to be $0.1 million in 2023.
Corporate Expenses, Interest & Other
Corporate expenses, net in the first three months of 2023 decreased $1.8 million compared to the first three months of 2022 primarily due to lower accruals for employee-related compensation ($0.8 million), lower professional fees associated with business development activities ($0.8 million) and lower stock-based compensation ($0.4 million).
Interest expense of $2.3 million in the first three months of 2023 increased $1.5 million compared to the first three months of 2022 due to higher average debt levels and interest rates.

Pension expense under GAAP of $3.4 million in the first three months of 2023 remained consistent with the first three months of 2022. In February 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan. In connection therewith, the Company borrowed funds under its revolving credit agreement ("Credit Agreement") and made a $50 million contribution to the pension plan (the “Special Contribution”) to reduce its underfunding and as part of a program within the pension plan to hedge or fix the expected future contributions that will be needed by the Company through the settlement process. The settlement process has been delayed because of a longer-than-expected review time with the IRS. The Company does not expect issues with receiving approval from the IRS and is hopeful that the entire process will be completed by the end of 2023. The Company realized income tax cash benefits on the Special Contribution of $11 million in the fourth quarter of 2022. Administrative costs for the pension plan through the entire settlement process are estimated at $4 to $5 million.
The estimated underfunding of Tredegar’s frozen defined benefit pension plan was approximately $28 million as of both March 31, 2023 and December 31, 2022. As of December 31, 2022, the underfunding was comprised of investments at fair value of $218 million and a projected benefit obligation (“PBO”) of $246 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though these values change daily. The ultimate underfunded amount at settlement may differ from the current amounts, depending on changes in market factors, including with respect to buyers of pension obligations at the time of settlement.
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
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2022 to March 31, 2023 are summarized below.
•Accounts and other receivables increased $4.6 million (5.4%).
~~◦~~Accounts and other receivables in Aluminum Extrusions increased $6.7 million primarily due to the pass-through of higher metal costs and relatively flat sales volume in the first quarter of 2023 versus the fourth quarter of 2022. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 48.8 days for the 12 months ended March 31, 2023 and 48.7 days for the 12 months ended December 31, 2022.
◦Accounts and other receivables in PE Films decreased $0.2 million due to adverse market conditions resulting in unfavorable product mix, partially offset by higher sales volume in the first quarter of 2023 versus the fourth quarter of 2022. DSO was approximately 29.1 days for the 12 months ended March 31, 2023 and 30.3 days for the 12 months ended December 31, 2022.
◦Accounts and other receivables in Flexible Packaging Films decreased $1.9 million primarily due to lower sales volume in the first quarter of 2023 versus the fourth quarter of 2022. DSO was approximately 40.2 days for the 12 months ended March 31, 2023 and 41.1 days for the 12 months ended December 31, 2022.
•Inventories decreased $14.1 million (11.1%).
◦Inventories in Aluminum Extrusions decreased $4.9 million due to decreased raw material levels as a result of slowing order input and order cancellations as customers continue to report high inventory levels. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 55.6 days for the 12 months ended March 31, 2023 and 53.6 days for the 12 months ended December 31, 2022.
◦Inventories in PE Films decreased $1.2 million due to lower raw materials and finished goods as a result of weak market demand for Surface Protection’s products. DIO was approximately 68.9 days for the 12 months ended March 31, 2023 and 66.8 days for the 12 months ended December 31, 2022.
◦Inventories in Flexible Packaging Films decreased $8.0 million primarily due to lower raw material purchases and lower finished goods levels as a result of soft market demand for Flexible Packaging Films products. DIO was approximately 119.6 days for the 12 months ended March 31, 2023 and 108.0 days for the 12 months ended December 31, 2022.
•Net property, plant and equipment increased $0.6 million primarily due to capital expenditures of $6.2 million and a $0.8 million favorable change in the value of the U.S. dollar relative to foreign currencies, partially offset by depreciation expense of $6.3 million.
•Identifiable intangible assets, net decreased $0.5 million (4.1%) due to amortization expense.
•Deferred income tax assets decreased $2.2 million primarily due to changes in other comprehensive income. See Note 9 for additional information.
•Accounts payable decreased $22.7 million (19.7%).
◦Accounts payable in Aluminum Extrusions decreased $6.3 million primarily due to lower raw material purchases. DPO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 62.3 days for the 12 months ended March 31, 2023 and 64.2 days for the 12 months ended December 31, 2022.
◦Accounts payable in PE Films increased $0.7 million primarily due to higher inventory purchases in the first quarter of 2023 versus the fourth quarter of 2022. DPO was approximately 49.5 days for the 12 months ended March 31, 2023 and 51.0 days for the 12 months ended December 31, 2022.
◦Accounts payable in Flexible Packaging Films decreased $16.5 million primarily due to lower raw material purchases. DPO was approximately 70.1 days for the 12 months ended March 31, 2023 and 72.4 days for the 12 months ended December 31, 2022.
Net cash used in operating activities was $9.1 million in the first three months of 2023 compared to net cash used in operating activities of $54.7 million in the first three months of 2022. The change in operating activities is primarily due to the Special Contribution ($50 million) and higher working capital due to factors discussed earlier in this section relating to accounts and other receivables, inventories and accounts payable.
Net cash used in investing activities was $8.8 million in the first three months of 2023 compared to net cash used in investing activities of $5.1 million the first three months of 2022 due to higher capital expenditures ($3.9 million), partially offset by a gain realized during the first quarter of 2023 related to additional cash consideration of $0.3 million received in connection with the Company's sale of its investment interests in kaléo in December 2021 due to customary post-closing adjustments.
Net cash provided by financing activities was $13.6 million in the first three months of 2023, compared to net cash provided by financing activities of $53.8 million in the first three months of 2022. The change in financing activities is primarily due to lower net borrowings ($40.3 million) under the Credit Agreement during the first three months of 2023 as compared to the first three months of 2022 when the Company borrowed funds and made a $50 million Special Contribution to the pension plan in February 2022.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy short term material cash requirements related to working capital, capital expenditures, debt repayments and anticipated dividend obligations for at least the next twelve months. In the longer term, liquidity will depend on many factors, including results of operations, the timing and extent of capital expenditures, changes in operating plans, or other events that would cause the Company to seek additional financing in future periods.
At March 31, 2023, the Company had cash and cash equivalents of $15.0 million, including cash and cash equivalents held in locations outside the U.S. of $7.3 million.

On June 29, 2022, Tredegar entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that replaced its existing $375 million five-year, secured revolving credit facility that was due to expire on June 28, 2024. The Credit Agreement is a five-year, revolving, secured credit facility that permits aggregate borrowings of $375 million and matures on June 29, 2027.
Net capitalization and indebtedness as defined under the Credit Agreement as of March 31, 2023 were as follows:

Net Capitalization and Indebtedness as of March 31, 2023
(In thousands)
Net capitalization:
Cash and cash equivalents	$15,025
Debt:
Credit Agreement	155,000
Debt, net of cash and cash equivalents	139,975
Shareholders’ equity	201,609
Net capitalization	$341,584
Indebtedness as defined in Credit Agreement:
Total debt	$155,000
Indebtedness	$155,000
Borrowings under the Credit Agreement bear an interest rate equal to SOFR plus a credit spread adjustment of 10 basis points ("Adjusted Term SOFR Rate") and an amount depending on the type of borrowing and commitment fees charged on the unused amount under the Credit Agreement at various Total Net Leverage Ratio levels as follows:

Pricing Under the Credit Agreement (Basis Points)
Total Net Leverage Ratio	Term Benchmark Spread	Commitment Fee
<= 1.0x	150.0	20
>1.0x but <=2.0x	162.5	25
>2.0x but <=3.0x	175.0	30
>3.0x but <=3.5x	187.5	35
>3.5x	200.0	40
At March 31, 2023, $155.0 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 162.5 basis points. Prior to the Credit Agreement, the interest rate was based on LIBOR plus an applicable credit spread.
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
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At March 31, 2023, based upon the restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $113 million. Total debt outstanding was $155.0 million and $137.0 million as of March 31, 2023 and December 31, 2022, respectively.

Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA, the Total Net Leverage Ratio and Interest Coverage Ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA, Total Net Leverage Ratio and Interest Coverage Ratio (in each case, as Defined in the Credit Agreement) Along with Related Primary Restrictive Covenants as of and for the Twelve Months Ended March 31, 2023

Computation of Credit EBITDA for the twelve months ended March 31, 2023 (In Thousands):
Net income (loss)	$11,024
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	3,942
Interest expense	6,515
Depreciation and amortization expense for continuing operations	26,755
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $5,310)	5,310
Charges related to stock option grants and awards accounted for under the fair value-based method	1,024
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	(109)
Total income tax benefits for continuing operations	—
Interest income	(72)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(1,668)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	14,347
Credit EBITDA	$67,068
Computations of Total Net Leverage Ratio and Interest Coverage Ratio at March 31, 2023:
Total Net Leverage Ratio	2.09x
Interest Coverage Ratio	10.29x
Primary restrictive covenants:
Unlimited payments for dividends and stock repurchases during the term of the Credit Agreement so long as the Total Net Leverage Ratio is equal to or less than 2.00x, and otherwise restrictions on payments for dividends and stock repurchases for the term of the Credit Agreement at $75 million	$75,000
Maximum Total Net Leverage Ratio permitted	4.00x
Minimum Interest Coverage Ratio permitted	3.00x

Tredegar was in compliance with all of its debt covenants as of March 31, 2023. Noncompliance with any of the debt covenants could have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated.

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

Source: Quarterly averages computed by Tredegar using monthly data provided by IHS, Inc. In February 2020, IHS reflected a 32 cents per pound non-market adjustment based on their estimate of the growth of discounts in prior periods. The 4th quarter 2019 average rate of $0.51 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2019. In January 2023, IHS reflected a 41 cents per pound non-market adjustment based on their estimate of the growth of discounts in the prior periods. The 4th quarter 2022 average rate of $0.60 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2022.

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
Tredegar attempts to match the pricing and cost of its products in the same currency and generally views the volatility of foreign currencies and the corresponding impact on earnings and cash flow as part of the overall risk of operating in a global environment (for additional information, see trends for the Brazilian Real and Chinese Yuan in the charts on the following page). Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from foreign operations relates to the Chinese Yuan and the Brazilian Real.
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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had a unfavorable impact on EBITDA from ongoing operations of $0.1 million in the first quarter of 2023 compared with the same period of 2022.
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
As of December 31, 2022, the results of management’s testing of the design, implementation and operating effectiveness of controls identified that the Company continued to have material weaknesses in its internal control over financial reporting; however, the material weaknesses existing as of December 31, 2022 were limited to certain discrete items within the previously identified material weaknesses. As a result, management revised its original six step remediation plan that was designed with the assistance of management’s outside consultant, an internationally recognized accounting firm. As of March 31, 2023, the Company continues to execute its revised remediation plan, including the implementation of the new and revised internal controls over financial reporting.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of March 31, 2023, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
a.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
b.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and
c.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2022 consolidated financial statements included in the 2022 Form 10-K, expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting.
Remediation Plan and Efforts to Address the Identified Material Weaknesses
To remediate the material weaknesses described above, the Company, with the oversight of the Audit Committee of the Board of Directors (the “Audit Committee”), has been pursuing the revised remediation plan to implement new and revised internal controls over financial reporting.
Through the first quarter of 2023, the Company has commenced all steps in its revised remediation plan, including:
a.Conducting interviews with relevant parties to confirm management’s understanding of the internal control activities, including information used in the recording of transactions within the Company's financial reporting processes;
b.Commenced a comprehensive review and update, as necessary, of the documentation of relevant processes with respect to the Company’s internal control over financial reporting;

c.Developing internal control remediation plans to enhance controls for deficiencies associated with the material weaknesses above, including an assessment of personnel skills and experience related to the design and operation of internal control activities;
d.Commenced the implementation of certain new and revised internal controls;
e.Expanded the internal control compliance department with personnel that has appropriate internal control experience to educate control owners on the principles and requirements of internal control activities associated with the material weaknesses above; and
f.Developing a targeted training program to continue to educate control owners on the requirements of internal control activities, including maintaining adequate documentary evidence for internal control activities.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. Except as noted above, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II - OTHER INFORMATION
Item 1A.    Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2022 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no material updates or changes to our risk factors previously disclosed in the 2022 Form 10-K.
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

Tredegar Corporation
(Registrant)

Date:	May 8, 2023	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2023	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2023	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)