Form 10-Q
period 2023-06-30
TREDEGAR CORP
filed 2023-08-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of August 4, 2023: 34,384,677

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,193	$19,232
Accounts and other receivables, net	79,139	84,544
Income taxes recoverable	1,216	733
Inventories	86,692	127,771
Prepaid expenses and other	10,214	10,304
Total current assets	198,454	242,584
Property, plant and equipment, at cost	545,048	531,921
Less: accumulated depreciation	(355,156)	(345,510)
Net property, plant and equipment	189,892	186,411
Right-of-use leased assets	12,794	14,021
Identifiable intangible assets, net	10,785	11,690
Goodwill	55,195	70,608
Deferred income taxes	14,610	13,900
Other assets	3,139	2,879
Total assets	$484,869	$542,093
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,290	$114,938
Accrued expenses	23,501	31,603
Lease liability, short-term	2,163	2,035
Income taxes payable	579	1,137
Total current liabilities	108,533	149,713
Lease liability, long-term	11,991	12,738
Long-term debt	141,000	137,000
Pension and other postretirement benefit obligations, net	35,747	35,046
Other non-current liabilities	4,449	5,834
Total liabilities	301,720	340,331
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,363,845 shares at June 30, 2023 and 34,000,642 shares at December 31, 2022)	60,078	58,824
Common stock held in trust for savings restoration plan (116,336 shares at June 30, 2023 and 113,316 shares at December 31, 2022)	(2,218)	(2,188)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(83,338)	(86,079)
Gain (loss) on derivative financial instruments	(843)	(2,480)
Pension and other postretirement benefit adjustments	(54,463)	(59,036)
Retained earnings	263,933	292,721
Total shareholders’ equity	183,149	201,762
Total liabilities and shareholders’ equity	$484,869	$542,093
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues and other items:
Sales	$178,167	$274,363	$369,289	$510,929
Other income (expense), net	(20)	1,342	260	1,041
	178,147	275,705	369,549	511,970
Costs and expenses:
Cost of goods sold	153,267	218,088	312,792	401,348
Freight	7,199	11,036	13,243	19,118
Selling, general and administrative	16,889	18,862	35,894	40,143
Research and development	1,376	1,754	2,581	3,278
Amortization of identifiable intangibles	464	666	968	1,329
Pension and postretirement benefits	3,418	3,506	6,837	6,982
Interest expense	2,374	1,234	4,686	2,020
Asset impairments and costs associated with exit and disposal activities, net of adjustments	—	134	69	126
Goodwill impairment	15,413	—	15,413	—
Total	200,400	255,280	392,483	474,344
Income (loss) before income taxes	(22,253)	20,425	(22,934)	37,626
Income tax expense (benefit)	(3,331)	5,556	(3,000)	6,334
Net income (loss)	$(18,922)	$14,869	$(19,934)	$31,292

Earnings (loss) per share:
Basic	$(0.56)	$0.44	$(0.59)	$0.93
Diluted	$(0.56)	$0.44	$(0.59)	$0.93

Shares used to compute earnings (loss) per share:
Basic	34,079	33,814	33,988	33,734
Diluted	34,079	33,854	33,988	33,776
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Net income (loss)	$(18,922)	$14,869
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $179 in 2023 and net of tax benefit of $482 in 2022)	1,621	(5,230)
Derivative financial instruments adjustment (net of tax expense of $500 in 2023 and net of tax benefit of $3,359 in 2022)	368	(9,161)
Amortization of prior service costs and net gains or losses (net of tax expense of $637 in 2023 and net of tax expense of $712 in 2022)	2,286	2,556
Other comprehensive income (loss)	4,275	(11,835)
Comprehensive income (loss)	$(14,647)	$3,034

	Six Months Ended June 30,
	2023	2022
Net income (loss)	$(19,934)	$31,292
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $615 in 2023 and net of tax expense of $246 in 2022)	2,741	306
Derivative financial instruments adjustment (net of tax expense of $1,336 in 2023 and net of tax benefit of $443 in 2022)	1,637	(3,231)
Amortization of prior service costs and net gains or losses (net of tax expense of $1,274 in 2023 and net of tax expense of $1,424 in 2022)	4,573	5,094
Other comprehensive income (loss)	8,951	2,169
Comprehensive income (loss)	$(10,983)	$33,461
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(19,934)	$31,292
Adjustments for noncash items:
Depreciation	12,387	11,536
Amortization of identifiable intangibles	968	1,329
Reduction of right-of-use lease asset	1,075	1,072
Goodwill impairment	15,413	—
Deferred income taxes	(3,731)	2,516
Accrued pension and post-retirement benefits	6,837	7,013
Stock-based compensation expense	521	1,842
Gain on investment in kaléo	(262)	(1,406)
Changes in assets and liabilities:
Accounts and other receivables	6,190	(24,172)
Inventories	43,013	(31,495)
Income taxes recoverable/payable	(1,060)	(6,129)
Prepaid expenses and other	2,976	(516)
Accounts payable and accrued expenses	(39,629)	47,388
Lease liability	(1,095)	(1,166)
Pension and postretirement benefit plan contributions	(279)	(50,314)
Other, net	(692)	1,781
Net cash provided by (used in) operating activities	22,698	(9,429)
Cash flows from investing activities:
Capital expenditures	(15,907)	(13,514)
Proceeds from the sale of kaléo	262	1,406
Net cash provided by (used in) investing activities	(15,645)	(12,108)
Cash flows from financing activities:
Borrowings	41,250	221,250
Debt principal payments	(37,250)	(192,750)
Dividends paid	(8,884)	(8,135)
Debt financing costs	—	(1,245)
Other	—	(396)
Net cash provided by (used in) financing activities	(4,884)	18,724
Effect of exchange rate changes on cash	(208)	(246)
Increase (decrease) in cash & cash equivalents	1,961	(3,059)
Cash and cash equivalents at beginning of period	19,232	30,521
Cash and cash equivalents at end of period	$21,193	$27,462
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance April 1, 2023	$59,423	$287,308	$(2,203)	$(142,919)	$201,609
Net income (loss)	—	(18,922)	—	—	(18,922)
Foreign currency translation adjustment	—	—	—	1,621	1,621
Derivative financial instruments adjustment	—	—	—	368	368
Amortization of prior service costs and net gains or losses	—	—	—	2,286	2,286
Cash dividends declared ($0.13 per share)	—	(4,468)	—	—	(4,468)
Stock-based compensation expense	655	—	—	—	655
Tredegar common stock purchased by trust for savings restoration plan	—	15	(15)	—	—
Balance June 30, 2023	$60,078	$263,933	$(2,218)	$(138,644)	$183,149
The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2023	$58,824	$292,721	$(2,188)	$(147,595)	$201,762
Net income (loss)	—	(19,934)	—	—	(19,934)
Foreign currency translation adjustment	—	—	—	2,741	2,741
Derivative financial instruments adjustment	—	—	—	1,637	1,637
Amortization of prior service costs and net gains or losses	—	—	—	4,573	4,573
Cash dividends declared ($0.26 per share)	—	(8,884)	—	—	(8,884)
Stock-based compensation expense	1,508	—	—	—	1,508
Repurchase of employee common stock for tax withholdings	(254)	—	—	—	(254)
Tredegar common stock purchased by trust for savings restoration plan	—	30	(30)	—	—
Balance June 30, 2023	$60,078	$263,933	$(2,218)	$(138,644)	$183,149

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at April 1, 2022	$55,953	$293,563	$(2,148)	$(135,500)	$211,868
Net income (loss)	—	14,869	—	—	14,869
Foreign currency translation adjustment	—	—	—	(5,230)	(5,230)
Derivative financial instruments adjustment	—	—	—	(9,161)	(9,161)
Amortization of prior service costs and net gains or losses	—	—	—	2,556	2,556
Cash dividends declared ($0.12 per share)	—	(4,075)	—	—	(4,075)
Stock-based compensation expense	958	—	—	—	958
Tredegar common stock purchased by trust for savings restoration plan	—	13	(13)	—	—
Balance at June 30, 2022	$56,911	$304,370	$(2,161)	$(147,335)	$211,785
The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2022	$55,174	$281,187	$(2,135)	$(149,504)	$184,722
Net income (loss)	—	31,292	—	—	31,292
Foreign currency translation adjustment	—	—	—	306	306
Derivative financial instruments adjustment	—	—	—	(3,231)	(3,231)
Amortization of prior service costs and net gains or losses	—	—	—	5,094	5,094
Cash dividends declared ($0.24 per share)	—	(8,135)	—	—	(8,135)
Stock-based compensation expense	2,133	—	—	—	2,133
Repurchase of employee common stock for tax withholdings	(396)	—	—	—	(396)
Tredegar common stock purchased by trust for savings restoration plan	—	26	(26)	—	—
Balance at June 30, 2022	$56,911	$304,370	$(2,161)	$(147,335)	$211,785
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of June 30, 2023, the condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022, the condensed consolidated cash flows for the six months ended June 30, 2023 and 2022, and the condensed consolidated changes in shareholders’ equity for the six months ended June 30, 2023 and 2022, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal second quarter for 2023 and 2022 for this segment references 13-week periods ended June 25, 2023 and June 26, 2022, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. There was no intercompany funding with Aluminum Extrusions between June 25, 2023 and June 30, 2023.
The condensed consolidated financial statements as of December 31, 2022 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2022 Form 10-K.
The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.
Impairment of Goodwill
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). As of June 30, 2023, the Company’s reporting units with goodwill were Surface Protection in PE Films ("Surface Protection") and Futura in Aluminum Extrusions (“Futura”). No events or circumstances were identified during the second quarter of 2023 that indicate that Futura’s fair value is more likely than not less than its carrying amount.
However, manufacturers in the supply chain for consumer electronics continue to experience reduced capacity utilization and inventory corrections. In light of the continued uncertainty about the timing of a recovery for this market and the expected adverse future impact to the Surface Protection business, the Company performed a Step 1 goodwill impairment analysis of the Surface Protection component of PE Films using projections that contemplate the expected market recovery and business conditions, as these events indicated Surface Protection’s fair value is more likely than not less than its carrying amount.
The Company estimated the fair value of Surface Protection at June 30, 2023 by: (i) computing an estimated enterprise value (“EV”) utilizing the discounted cash flow method (the “DCF Method”), (ii) applying adjustments for any surplus or deficient working capital, (iii) adding cash and cash equivalents, and (iv) subtracting interest-bearing debt. The DCF Method was used since Surface Protection’s projections reflect the expected recovery from the weak market demand, competitive pricing and cash flows associated with new surface protection products, applications, customers, production efficiencies, and cost savings.
The analysis concluded that the fair value of Surface Protection was less than its carrying value, thus a non-cash partial goodwill impairment of $15.4 million ($11.9 million after deferred income tax benefits) was recognized during the second quarter of 2023.
Given the uncertain demand for Surface Protections products, it is reasonably possible that the cash flow estimates used in deriving such fair value measurements may change in the future. The Surface Protection reporting unit had goodwill of $41.9 million and $57.3 million as of June 30, 2023 and December 31, 2022, respectively.

Accounting Standards Adopted
No Accounting Standard Updates issued by the Financial Accounting Standards Board were adopted during the second quarter of 2023.
2. ACCOUNTS AND OTHER RECEIVABLES
As of June 30, 2023 and December 31, 2022, accounts receivable and other receivables, net include the following:

(In thousands)	June 30, 2023	December 31, 2022
Customer receivables	$79,112	$83,667
Other receivables	2,233	3,874
Total accounts and other receivables	81,345	87,541
Less: Allowance for bad debts	(2,206)	(2,997)
Total accounts and other receivables, net	$79,139	$84,544
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	June 30, 2023	December 31, 2022
Finished goods	$29,677	$34,686
Work-in-process	12,678	15,604
Raw materials	23,897	58,262
Stores, supplies and other	20,440	19,219
Total	$86,692	$127,771
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three and six months ended June 30, 2023 and 2022. This information has been included in the pension benefit table below.

The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Service cost	$—	$—	$3	$5
Interest cost	3,028	2,225	71	51
Expected return on plan assets	(2,607)	(2,043)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	2,982	3,302	(59)	(34)
Net periodic benefit cost	$3,403	$3,484	$15	$22

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Service cost	$—	$—	$6	$10
Interest cost	6,056	4,450	142	102
Expected return on plan assets	(5,214)	(4,098)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	5,965	6,586	(118)	(68)
Net periodic benefit cost	$6,807	$6,938	$30	$44
Pension and other postretirement liabilities were $36.4 million and $35.7 million at June 30, 2023 and December 31, 2022, respectively ($0.7 million included in “Accrued expenses” at June 30, 2023 and December 31, 2022, respectively, with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
Tredegar funds its other postretirement benefits on a claims-made basis; for 2023, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2022, or approximately $0.5 million.
5. OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Gain on investment in kaléo(a)	$—	$1,406	$262	$1,406
COVID-19-related expenses, net of relief (b)	—	(96)	—	(308)
Other	(20)	32	(2)	(57)
Total	$(20)	$1,342	$260	$1,041
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

6. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Weighted average shares outstanding used to compute basic earnings per share	34,079	33,814	33,988	33,734
Incremental dilutive shares attributable to stock options and restricted stock	—	40	—	42
Shares used to compute diluted earnings per share	34,079	33,854	33,988	33,776
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The Company had a net loss for the three and six months ended June 30, 2023, so there is no dilutive impact for such shares. If the Company had reported net income for the three and six months ended June 30, 2023, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 3,019,333 and 2,830,849, respectively. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,525,104 and 2,501,406 for the three and six months ended June 30, 2022, respectively.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2023	$(84,959)	$(1,211)	$(56,749)	$(142,919)
Other comprehensive income (loss)	1,800	2,488	—	4,288
Income tax (expense) benefit	(179)	(945)	—	(1,124)
Other comprehensive income (loss), net of tax	1,621	1,543	—	3,164
Reclassification adjustment to net income (loss)	—	(1,621)	2,923	1,302
Income tax (expense) benefit	—	446	(637)	(191)
Reclassification adjustment to net income (loss), net of tax	—	(1,175)	2,286	1,111
Other comprehensive income (loss), net of tax	1,621	368	2,286	4,275
Balance at June 30, 2023	$(83,338)	$(843)	$(54,463)	$(138,644)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(86,079)	$(2,480)	$(59,036)	$(147,595)
Other comprehensive income (loss)	3,356	5,565	—	8,921
Income tax (expense) benefit	(615)	(2,031)	—	(2,646)
Other comprehensive income (loss), net of tax	2,741	3,534	—	6,275
Reclassification adjustment to net income (loss)	—	(2,594)	5,847	3,253
Income tax (expense) benefit	—	697	(1,274)	(577)
Reclassification adjustment to net income (loss), net of tax	—	(1,897)	4,573	2,676
Other comprehensive income (loss), net of tax	2,741	1,637	4,573	8,951
Balance at June 30, 2023	$(83,338)	$(843)	$(54,463)	$(138,644)
The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2022.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2022	$(80,256)	$6,831	$(62,075)	$(135,500)
Other comprehensive income (loss)	(5,712)	(11,681)	—	(17,393)
Income tax (expense) benefit	482	3,110	—	3,592
Other comprehensive income (loss), net of tax	(5,230)	(8,571)	—	(13,801)
Reclassification adjustment to net income (loss)	—	(840)	3,268	2,428
Income tax (expense) benefit	—	250	(712)	(462)
Reclassification adjustment to net income (loss), net of tax	—	(590)	2,556	1,966
Other comprehensive income (loss), net of tax	(5,230)	(9,161)	2,556	(11,835)
Balance at June 30, 2022	$(85,486)	$(2,330)	$(59,519)	$(147,335)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(85,792)	$901	$(64,613)	$(149,504)
Other comprehensive income (loss)	552	(1,678)	—	(1,126)
Income tax (expense) benefit	(246)	(80)	—	(326)
Other comprehensive income (loss), net of tax	306	(1,758)	—	(1,452)
Reclassification adjustment to net income (loss)	—	(1,997)	6,518	4,521
Income tax (expense) benefit	—	524	(1,424)	(900)
Reclassification adjustment to net income (loss), net of tax	—	(1,473)	5,094	3,621
Other comprehensive income (loss), net of tax	306	(3,231)	5,094	2,169
Balance at June 30, 2022	$(85,486)	$(2,330)	$(59,519)	$(147,335)
The amounts reclassified out of accumulated other comprehensive income (loss) related to pension and other postretirement benefits is included in the computation of net periodic pension costs. See Note 4 for additional details.
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $17.0 million (11.1 million pounds of aluminum) at June 30, 2023 and $30.7 million (20.3 million pounds of aluminum) at December 31, 2022.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$48
Liability derivatives: Aluminum futures contracts	Accrued expenses	(3,050)	Accrued expenses	(3,260)
Aluminum futures contracts	Other non-current liabilities	(255)	Other non-current liabilities	(369)
Net asset (liability)		$(3,305)		$(3,581)
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real ("R$") will result in an annual net cost of R$177 million for the full year of 2023.
Terphane Ltda. had the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars as of June 30, 2023:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$2,154	5.6378	R$12,144	Jul-23	83%
$2,020	5.6831	R$11,480	Aug-23	78%
$2,071	5.7174	R$11,841	Sep-23	80%
$2,013	5.7556	R$11,586	Oct-23	79%
$2,018	5.7836	R$11,671	Nov-23	79%
$1,786	5.8312	R$10,414	Dec-23	71%
$659	5.7360	R$3,780	Jan-24	23%
$659	5.7562	R$3,793	Feb-24	23%
$659	5.7774	R$3,807	Mar-24	23%
$659	5.8000	R$3,822	Apr-24	23%
$659	5.8207	R$3,836	May-24	24%
$659	5.8419	R$3,850	Jun-24	24%
$659	5.8636	R$3,864	Jul-24	24%
$659	5.8872	R$3,880	Aug-24	24%
$659	5.9118	R$3,896	Sep-24	24%
$659	5.9350	R$3,911	Oct-24	24%
$659	5.9581	R$3,926	Nov-24	24%
$659	5.9813	R$3,942	Dec-24	24%
$19,970	5.7808	R$115,443		40%
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
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$2,974	Prepaid expenses and other	$781
Foreign currency forward contracts	Other assets	723	Other assets	33
Liability derivatives: Foreign currency forward contracts	Accrued expenses	—	Other non-current liabilities	(3)
Net asset (liability)		$3,697		$811

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
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2023 and 2022 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2023	2022	2023		2022
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$557	$(9,923)	$—	$1,931	$—	$(1,758)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$885	$293	$15	$721	$15	$532
	Six Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2023	2022	2023		2022
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$1,959	$(3,741)	$—	$3,606	$—	$2,063
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$1,557	$1,298	$30	$1,007	$30	$669
As of June 30, 2023, the Company expects $1.8 million of unrealized after-tax losses on aluminum and foreign currency derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and six month periods ended June 30, 2023 and 2022, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

9. INCOME TAXES
Tredegar recorded tax benefit of $3.0 million on pre-tax loss of $22.9 million in the first six months of 2023. Therefore, the effective tax rate in the first six months of 2023 was 13.1%, compared to 16.9% in the first six months of 2022. The change in the effective tax rate is primarily due to a pre-tax loss in first six months of 2023 versus pre-tax income in first six months of 2022, lower Brazil tax incentives, a discrete charge in the second quarter of 2023 for a Brazil tax law change and a large discrete benefit recorded in the first quarter of 2022, resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhauled various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. As the result of these regulations, future Brazilian income tax under Brazil tax law in place at that time would have been deductible, but not creditable, in the U.S. The accounting rules require a reduction of the U.S. deferred tax liability previously established related to anticipated future income from Brazil. The tax effect of the reduction of the U.S. deferred tax liability resulted in the discrete tax benefit described above. In the second quarter of 2023, Brazil enacted new tax legislation which will likely cause the Brazil income tax to once again be creditable after 2023. This law change caused a partial reversal of the discrete tax benefit recognized in the first quarter of 2022 described above, which increased the deferred tax liability related to anticipated future income from Brazil. Total deferred tax assets increased during the second quarter of 2023 compared to December 31, 2022 primarily due to changes in other comprehensive income, increase in net operational loss and decrease in deferred tax liability related to the goodwill impairment that took place in second quarter of 2023.
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
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, from the commencement date of January 1, 2015 and expiring at the end of 2024. The benefit from the tax incentives was $0.4 million and $2.6 million in the first six months of 2023 and 2022, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries as of June 30, 2023 are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2018.
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

The following table presents net sales and EBITDA from ongoing operations by segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net Sales
Aluminum Extrusions	$121,827	$190,308	$255,197	$348,417
PE Films	15,918	31,424	36,099	62,555
Flexible Packaging Films	33,223	41,595	64,750	80,839
Total net sales	170,968	263,327	356,046	491,811
Add back freight	7,199	11,036	13,243	19,118
Sales as shown in the condensed consolidated statements of income (loss)	$178,167	$274,363	$369,289	$510,929
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$10,217	$21,895	$24,855	$45,814
Depreciation & amortization	(4,158)	(4,169)	(8,569)	(8,430)
EBIT	6,059	17,726	16,286	37,384
Plant shutdowns, asset impairments, restructurings and other	155	16	(339)	(89)
PE Films:
Ongoing operations:
EBITDA	814	7,065	2,663	14,112
Depreciation & amortization	(1,552)	(1,559)	(3,195)	(3,154)
EBIT	(738)	5,506	(532)	10,958
Plant shutdowns, asset impairments, restructurings and other	—	(50)	2	(153)
Goodwill impairment	(15,413)	—	(15,413)	—
Flexible Packaging Films:
Ongoing operations:
EBITDA	249	7,631	1,599	12,665
Depreciation & amortization	(711)	(583)	(1,411)	(1,132)
EBIT	(462)	7,048	188	11,533
Plant shutdowns, asset impairments, restructurings and other	(1)	(37)	(79)	(80)
Total	(10,400)	30,209	113	59,553
Interest income	30	3	74	32
Interest expense	2,374	1,234	4,686	2,020
Gain on investment in kaléo	—	1,406	262	1,406
Stock option-based compensation costs	—	251	231	882
Corporate expenses, net	9,509	9,708	18,466	20,463
Income (loss) before income taxes	(22,253)	20,425	(22,934)	37,626
Income tax expense (benefit)	(3,331)	5,556	(3,000)	6,334
Net income (loss)	$(18,922)	$14,869	$(19,934)	$31,292

The following table presents identifiable assets by segment at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Aluminum Extrusions	$266,426	$293,308
PE Films	82,191	102,431
Flexible Packaging Films	91,568	103,448
Subtotal	440,185	499,187
General corporate	23,491	23,674
Cash and cash equivalents	21,193	19,232
Total	$484,869	$542,093
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and six months ended June 30, 2023 and 2022:

Net Sales by Geographic Area (a)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
United States	$133,417	$213,955	$284,027	$396,092
Exports from the United States to:
Asia	5,477	14,680	11,209	27,145
Latin America	1,817	1,245	3,676	2,686
Canada	4,955	4,173	9,239	8,366
Europe	272	1,085	1,132	2,448
Operations outside the United States:
Brazil	24,975	28,189	46,603	55,074
Asia	55	—	160	—
Total	$170,968	$263,327	$356,046	$491,811
(a) Export sales relate mostly to PE Films. Operations in Brazil relate to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $3.4 million and $5.3 million in the second quarter of 2023 and 2022, respectively, and $6.8 million and $11.7 million in the first six months of 2023 and 2022, respectively.

Net Sales by Product Group
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Aluminum Extrusions:
Nonresidential building & construction	$65,784	$99,302	$144,413	$180,223
Consumer durables	11,714	18,805	22,061	35,695
Automotive	11,769	14,473	23,891	28,314
Residential building & construction	10,056	20,948	21,659	37,413
Electrical	6,078	9,687	14,207	16,974
Machinery & equipment	11,082	15,929	21,806	28,874
Distribution	5,344	11,164	7,160	20,924
Subtotal	121,827	190,308	255,197	348,417
PE Films:
Surface protection films	8,643	23,674	21,497	45,822
Overwrap packaging	7,275	7,750	14,602	16,733
Subtotal	15,918	31,424	36,099	62,555
Flexible Packaging Films	33,223	41,595	64,750	80,839
Total	$170,968	$263,327	$356,046	$491,811

11. SUPPLY CHAIN FINANCING
The Company has supply chain finance service agreements with third-party financial institutions to provide platforms that facilitate the ability of participating suppliers to finance payment obligations from the Company with the third-party financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under the supply chain finance agreements. As of June 30, 2023 and December 31, 2022, $14.6 million and $25.9 million, respectively, of the Company’s accounts payable were financed by participating suppliers through third-party financial institutions.

12. SUBSEQUENT EVENTS
Closure of PE Films Technical Center
On August 3, 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Future research & development activities for PE Films will be performed at the facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. The Company anticipates all activities to cease at the PE Films technical center in Richmond, VA, by the end of 2023. The Company expects to recognize cash costs associated with exit activities of $1.8 million for: (i) severance and related costs ($0.9 million), (ii) vacating the facility lease ($0.6 million payable through June 2025), and (iii) building closure costs ($0.3 million). In addition, the Company expects non-cash asset write-offs and accelerated depreciation of up to $4.5 million. Net annual cash savings of $3.4 million are anticipated, beginning in the fourth quarter of 2023.
Entry into an Amendment to the Credit Agreement and Suspension of Regular Quarterly Dividend
Subsequent to June 30, 2023, to reduce the risk of potential violations of the primary financial restrictive covenants in its five-year, revolving, secured credit facility that matures on June 29, 2027 (the "Credit Agreement"), the Company (i) suspended its regular quarterly dividend (which had an annual cash outlay of approximately $17.7 million) and (ii) amended the Credit Agreement, effective August 3, 2023, to:
a.Change the fiscal quarter maximum Total Net Leverage Ratio covenant from 4.0x to: (i) 5.0x for the quarters ending September 30, 2023 through March 31, 2024, (ii) 4.75x for the quarter ending June 30, 2024, (iii) 4.25 for the quarter ending September 30, 2024, and (iv) 4.0x for the quarter ending December 31, 2024 and thereafter.
b.Change the fiscal quarter minimum Interest Coverage Ratio covenant from 3.0x to: (i) 2.50x for the quarters ending September 30, 2023 through June 30, 2024, (ii) 2.75x for the quarter ending September 30, 2024, and (iii) 3.0x for the quarter ending December 31, 2024 and thereafter.
c.Reduce the maximum borrowing availability from $375 million to $200 million.
d.Increase the drawn spread by 25 basis points across all levels of the interest rate pricing grid, beginning the quarter ending September 30, 2023.
e.Amend the restricted payments covenant to prohibit dividends and share repurchases during fiscal quarters ending September 30, 2023 through December 31, 2024.

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
•noncompliance with any of the financial and other restrictive covenants in the Company's revolving credit facility;
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
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and Part II, Item 1A of this Form 10-Q. Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC.
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
Business Overview
Tredegar Corporation is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American building and construction ("B&C"), automotive and specialty end-use markets through its Aluminum Extrusions segment; surface protection films for high-technology applications in the global electronics industry through its PE Films segment; and specialized polyester films primarily for the Latin American flexible packaging market through its Flexible Packaging Films segment. With approximately 1,800 employees, the Company operates manufacturing facilities in North America, South America, and Asia.
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
Second quarter 2023 net income (loss) was $(18.9) million ($(0.56) per diluted share) compared with net income (loss) of $14.9 million ($0.44 per diluted share) in the second quarter of 2022.
Second Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions was $10.2 million in the second quarter of 2023 versus $21.9 million in the second quarter of last year. EBITDA from ongoing operations during the last four quarters has been weak, in a range of $8.9 to $14.6 million.
◦Sales volume of 35.5 million pounds in the second quarter of 2023 was relatively consistent with the first quarter of 2023 and the fourth quarter of 2022 but declined significantly versus 49.0 million pounds in the second quarter of last year.
◦Open orders at the end of the second quarter of 2023 were 20 million pounds (versus 27 million pounds at the end of the first quarter of 2023), which is below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions that resulted in excessive open orders, which peaked in the first quarter of 2022 at approximately 100 million pounds.
◦While open orders have declined over the past year, Aluminum Extrusions has realized three sequential quarters of net booking growth.
•EBITDA from ongoing operations for PE Films was $0.8 million in the second quarter of 2023 versus $7.1 million in the second quarter of 2022 as very weak conditions persisted in the consumer electronics market. EBITDA from ongoing operations during the last four quarters has been low with a range of negative $2.6 million to positive $1.8 million.
•EBITDA from ongoing operations for Flexible Packaging Films was $0.2 million during the second quarter of 2023 versus $7.6 million in the second quarter of 2022 primarily due to lower sales volume, which the Company believes is mainly due to customer inventory corrections, lower margins and unfavorable cost variances.
The Company recognized a net loss for the second quarter of 2023, with all business segments and their respective markets experiencing depressed conditions, which the Company believes can be traced to the residual impact of the pandemic.

The timing of recovery for our businesses remains uncertain and has been slow in occurring. Debt, net of cash, declined during the quarter as a result of improvements in working capital, with further improvements anticipated by year end.
Other losses related to asset impairments and costs associated with exit and disposal activities were not material for the three and six months ended June 30, 2023 and 2022, respectively. Gains and losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.
Results of Operations
Second Quarter of 2023 Compared with the Second Quarter of 2022
The following table presents a bridge of consolidated net income (loss) from the second quarter of 2022 to the second quarter of 2023 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the three months ended June 30, 2022	$14,869
Income tax expense (benefit)	5,556
Income (loss) before income taxes for the three months ended June 30, 2022	20,425
Increase (decrease) in income from increases (decreases) in the following items:
Sales	(96,196)
Other income (expense), net	(1,362)
Total	(97,558)
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	64,821
Freight	3,837
Selling, general and administrative	1,973
Goodwill impairment	(15,413)
Other	(338)
Total	54,880
Income (loss) before income taxes for the three months ended June 30, 2023	(22,253)
Income tax expense (benefit)	(3,331)
Net income (loss) for the three months ended June 30, 2023	$(18,922)
Sales in the second quarter of 2023 decreased by $96.2 million compared with the second quarter of 2022. Net sales (sales less freight) in Aluminum Extrusions decreased $68.5 million, primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in prices to cover higher operating costs. Net sales in PE Films decreased $15.5 million, primarily due to continuing weak market demand and unfavorable product mix. Net sales in Flexible Packaging Films decreased $8.4 million, primarily due to lower sales volume, lower selling prices from the pass-through of lower resin costs and unfavorable product mix. For more information on net sales and volume, see the Segment Operations Review below.
Other income (expense), net was $(20) thousand in the second quarter of 2023 compared to other income (expense), net of $1.3 million in the second quarter of 2022. The change in other income (expense), net is primarily due to cash consideration of $1.4 million received in May 2022 related to the customary post-closing adjustments on the sale of the investment in kaleo, Inc. ("kaléo"), which was sold in December 2021. See Note 5 for additional information.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 9.9% in the second quarter of 2023 compared to 16.5% in the second quarter of 2022. The gross profit margin in Aluminum Extrusions decreased primarily due to lower sales volume, higher labor and employee-related costs, lower labor productivity, lower pricing and higher supply expense associated with inflationary costs, partially offset by lower utility costs and lower freight rates. Additionally, the timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $1.3 million in the second quarter of 2023 versus a charge of $1.6 million in the second quarter of 2022. The gross profit margin in PE Films decreased primarily due to a lower Surface Protection contribution margin associated with a market slowdown, customer inventory corrections and the pass-through lag associated with resin costs, partially offset by overwrap films favorable pricing and mix. The gross profit margin in Flexible Packaging Films decreased primarily due to lower selling prices from the pass-through of lower resin costs and margin pressures, lower sales volume, higher fixed costs, higher variable costs and unfavorable product mix, partially offset by lower raw material costs.

As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 10.3% in the second quarter of 2023 compared with 7.5% in the second quarter of 2022. While second quarter SG&A expenses and sales decreased year-over-year, R&D expenses remained relatively consistent with the prior year period. Lower SG&A spending is primarily due to lower accruals for employee-related compensation and lower stock-based compensation, partially offset by higher professional fees associated with business development activities.
In the second quarter of 2023, a non-cash partial goodwill impairment of $15.4 million was recognized, see the PE Films section in Segment Operations Review below for more information.
The effective tax rate used to compute income taxes for the second quarter of 2023 was 15.0%, compared to 27.3% in the second quarter of 2022. The change in the effective tax rate is primarily due to a pre-tax loss in the three months ending June 30, 2023 versus pre-tax income in the three months ending June 30, 2022, lower Brazil tax incentives and a discrete charge in the second quarter of 2023 for a Brazil tax law change. See Note 9 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the second quarters of 2023 and 2022 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended June 30,
(In millions)	2023	2022
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Storm damage to the Newnan, Georgia plant[2]	$(0.2)	$—
Total for Aluminum Extrusions	$(0.2)	$—
PE Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[1]	$—	$0.1
Goodwill impairment	15.4	—
Total for PE Films	$15.4	$0.1
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[2]	1.6	0.1
Professional fees associated with remediation activities related to internal control over financial reporting[2]	0.5	0.8
Write-down of investment in Harbinger Capital Partners Special Situations Fund[1]	0.2	—
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[2]	(0.1)	(0.2)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	3.4	3.5
Total for Corporate	$5.6	$4.3
1. Included in “Other income (expense), net” in the condensed consolidated statements of income.
2. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
3. See “Corporate Expenses, Interest, & Other” below and Note 4 for additional information.

Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In millions, except percentages)	2023	2022
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average outstanding debt balance	$150.0	$109.9
Average interest rate	6.9%	2.4%

First Six Months of 2023 Compared with the First Six Months of 2022
The following table presents a bridge of consolidated net income (loss) from the first six months of 2022 to the first six months of 2023 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the six months ended June 30, 2022	$31,292
Income tax expense (benefit)	6,334
Income (loss) before income taxes for the six months ended June 30, 2022	37,626
Increase (decrease) in income from increases (decreases) in the following items:
Sales	(141,640)
Other income (expense), net	(781)
Total	(142,421)
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	88,556
Freight	5,875
Selling, general and administrative	4,249
Goodwill impairment	(15,413)
Other	(1,406)
Total	81,861
Income (loss) before income taxes for the six months ended June 30, 2023	(22,934)
Income tax expense (benefit)	(3,000)
Net income (loss) for the six months ended June 30, 2023	$(19,934)
Sales in the first six months of 2023 decreased by $141.6 million compared with the first six months of 2022. Net sales (sales less freight) in Aluminum Extrusions decreased $93.2 million, primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in prices to cover higher operating costs. Net sales in PE Films decreased $26.5 million, primarily due to continuing weak market demand and unfavorable product mix. Net sales in Flexible Packaging Films decreased $16.1 million, primarily due to lower sales volume and lower selling prices from the pass-through of lower resin costs, partially offset by favorable product mix. For more information on net sales and volume, see the Segment Operations Review below.
Other income (expense), net was $0.3 million in the first six months of 2023 compared to other income (expense), net of $1.0 million in the first six months of 2022. The change in other income (expense), net is primarily due to cash consideration of $0.3 million received in January 2023 compared to $1.4 million received in May 2022 related to the customary post-closing adjustments on the sale of the investment in kaléo, which was sold in December 2021. See Note 5 for additional information.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 11.7% in the first six months of 2023 compared to 17.7% in the first six months of 2022. The gross profit margin in Aluminum Extrusions decreased primarily due to lower sales volume, higher labor and employee-related costs, lower labor productivity and higher supply expense, including higher paint expense associated with a shift to more painted product in the first quarter of 2023 and inflationary costs for other supplies, partially offset by higher pricing and lower utility costs. Additionally, the timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at lower prices in a quickly changing commodity pricing environment, resulted in a benefit of $0.4 million in the first six months of 2023 versus a benefit of $5.5 million in the first six months of 2022. The gross profit margin in PE Films decreased primarily due to a lower Surface Protection contribution margin for previously disclosed customer product transitions and for non-transitioning products associated with a market slowdown and customer inventory corrections, partially offset by favorable pricing and mix for overwrap films. The gross profit margin in Flexible Packaging Films decreased primarily due to lower sales volume, lower selling prices from the pass-through of lower resin costs and margin pressures, higher fixed costs, higher variable costs and unfavorable product mix, partially offset by lower raw material costs.
As a percentage of sales, SG&A and R&D expenses were 10.4% in the first six months of 2023, compared with 8.5% in the first six months of 2022. While first half SG&A expenses and sales decreased year-over-year, R&D expenses remained relatively consistent with the prior year period. Lower SG&A spending was primarily due to lower accruals for employee-related compensation and lower stock-based compensation, partially offset by higher professional fees associated with business development activities.

In the first half of 2023, a non-cash partial goodwill impairment of $15.4 million was recognized, see the PE Films section in Segment Operations Review below for more information.
The effective tax rate used to compute income taxes for the first six months of 2023 was 13.1%, compared to 16.9% in the first six months of 2022. The change in the effective tax rate is primarily due to a pre-tax loss in first six months of 2023 versus pre-tax income in first six months of 2022, lower Brazil tax incentives, a discrete charge in the second quarter of 2023 for a Brazil tax law change and a large discrete benefit recorded in the first quarter of 2022, resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. See Note 9 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first six months of 2023 and 2022 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Six Months Ended June 30,
(In millions)	2023	2022
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Storm damage to the Newnan, Georgia plant[2]	$0.4	$—
COVID-19-related expenses, net of relief[1]	—	0.1
Total for Aluminum Extrusions	$0.4	$0.1
PE Films:
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[1]	$—	$0.2
Goodwill Impairment	15.4	—
Total for PE Films	$15.4	$0.2
Flexible Packaging Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$—
Total for Flexible Packaging Films	$0.1	$—
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[2]	$1.9	$1.6
Professional fees associated with remediation activities related to internal control over financial reporting[2]	1.0	1.2
Write-down of investment in Harbinger Capital Partners Special Situations Fund[1]	0.2	—
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[2]	(0.2)	(0.2)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	6.8	6.9
Total for Corporate	$9.7	$9.6
1. Included in “Other income (expense), net” in the condensed consolidated statements of income.
2. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
3. See “Corporate Expenses, Interest, & Other” below and Note 4 for additional information.

Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2023	2022
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average outstanding debt balance	$148.5	$106.9
Average interest rate	6.6%	2.1%

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2023	2022		2023	2022
Sales volume (lbs)	35,492	48,960	(27.5)%	73,054	91,970	(20.6)%
Net sales	$121,827	$190,308	(36.0)%	$255,197	$348,417	(26.8)%
Ongoing operations:
EBITDA	$10,217	$21,895	(53.3)%	$24,855	$45,814	(45.7)%
Depreciation & amortization	(4,158)	(4,169)	0.3%	(8,569)	(8,430)	(1.6)%
EBIT*	$6,059	$17,726	(65.8)%	$16,286	$37,384	(56.4)%
Capital expenditures	$5,631	$3,989		$13,373	$6,870
*See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2023 Results vs. Second Quarter 2022 Results
Net sales (sales less freight) in the second quarter of 2023 decreased 36.0% versus the second quarter of 2022 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in prices to cover higher operating costs. Sales volume in the second quarter of 2023 declined 27.5% versus the second quarter of 2022. Nonresidential B&C sales volume, which represented 53% of 2022 volume, declined 23.8% in the second quarter of 2023 versus the second quarter of 2022. Sales volume in the specialty market, which represented 29% of total volume in 2022, decreased 32.7% in the second quarter of 2023 versus the second quarter of 2022. Sales volume in the automotive market, which represented 8% of total volume in 2022, decreased 7.8% in the second quarter of 2023 versus the second quarter of 2022.
Beginning in the third quarter of 2022, the Company observed slowing order input and order cancellations as customers continued to report high inventory levels, which carried into 2023. Open orders at the end of the second quarter of 2023 were 20 million pounds (versus 27 million pounds at the end of the first quarter of 2023 and 86 million pounds at the end of the second quarter 2022). This level is below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions that resulted in long lead times driving a peak in open orders of approximately 100 million pounds during the first quarter of 2022. In addition, data indicates that aluminum extrusion imports have increased significantly in recent years, and some of Bonnell Aluminum’s customers may have sourced, and continue to source, aluminum extrusions from producers outside of the United States. The Company is closely monitoring the situation and is prepared to work with the U.S. Government to ensure a fairly traded market. Nonetheless, Bonnell Aluminum has experienced three sequential quarters of net booking growth. Net bookings were 16.9, 19.0, 20.4 and 28.2 million pounds in the third quarter of 2022 through the second quarter of 2023, respectively.
EBITDA from ongoing operations in the second quarter of 2023 decreased $11.7 million or 53.3% versus the second quarter of 2022 primarily due to:
•Lower volume ($11.9 million), higher labor and employee-related costs ($0.7 million), lower labor productivity ($0.5 million), lower pricing ($1.0 million) and higher supply expense associated with inflationary costs ($0.8 million), partially offset by lower utility costs ($1.0 million), lower freight rates ($0.3 million) and lower SG&A expenses ($1.6 million); and
•The timing of the flow-through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $1.3 million in the second quarter of 2023 versus a charge of $1.6 million in the second quarter of 2022.
First Six Months of 2023 Results v. First Six Months of 2022 Results
Net sales in the first six months of 2023 decreased 26.8% versus the first six months of 2022 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in prices to cover higher operating costs. Sales volume in the first six months of 2023 decreased by 20.6% versus the first six months of 2022.
EBITDA from ongoing operations in the first six months of 2023 decreased $21.0 million or 45.7% in comparison to the first six months of 2022 primarily due to:
•Lower volume ($16.1 million), higher labor and employee-related costs ($2.4 million), lower labor productivity ($1.0 million) and higher supply expense, including higher paint expense associated with a shift to more painted product in the first six months of 2023, and inflationary costs for other supplies ($3.0 million), partially offset by higher pricing ($5.6 million), lower utility costs ($0.6 million) and lower SG&A expenses ($0.8 million); and
•The timing of the flow-through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at lower prices in a quickly changing commodity pricing environment, resulted in a benefit of $0.4 million in the first six months of 2023 versus a benefit of $5.5 million in the first six months of 2022.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $19 million in 2023 versus the previously disclosed projection of $26 million. The Company has implemented stringent spending measures to control its financial leverage (see “Net Debt, Financial Leverage and Debt Covenants” section for more information). In this regard, Bonnell Aluminum has reduced projected capital expenditures in the second half of 2023 to $5 million to mainly support continuity of current operations versus broader spending of $14 million during the first half of the year. The most significant reduction relates to the multi-year implementation of new enterprise resource planning and manufacturing execution systems ("ERP/MES"). This project is being reorganized with an extended implementation period that increases the utilization of existing dedicated internal resources over a longer period in place of more costly external consultants. As a result, the earliest “go-live” date for the new ERP/MES is likely in 2025. The ERP/MES project commenced in 2022, with spending to-date of approximately $21 million. Depreciation expense is projected to be $15 million in 2023. Amortization expense is projected to be $2 million in 2023.
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2023	2022		2023	2022
Sales volume (lbs)	6,245	9,639	(35.2)%	13,613	20,192	(32.6)%
Net sales	$15,918	$31,424	(49.3)%	$36,099	$62,555	(42.3)%
Ongoing operations:
EBITDA	$814	$7,065	(88.5)%	$2,663	$14,112	(81.1)%
Depreciation & amortization	(1,552)	(1,559)	0.4%	(3,195)	(3,154)	(1.3)%
EBIT*	$(738)	$5,506	(113.4)%	$(532)	$10,958	(104.9)%
Capital expenditures	$360	$1,163		$1,075	$1,744
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2023 Results vs. Second Quarter 2022 Results
Net sales in the second quarter of 2023 decreased 49.3% compared to the second quarter of 2022. Sales volume in the second quarter of 2023 decreased in both Surface Protection and overwrap films versus the second quarter of 2022. Surface Protection sales volume in the second quarter of 2023 declined 54.2% versus the second quarter of 2022 and 26.9% versus the first quarter of 2023. Surface Protection sales continue to be adversely impacted by weak market demand for consumer electronics which began in the third quarter of last year. Manufacturers in the supply chain are experiencing reduced capacity utilization and inventory corrections. In addition, these market conditions are adversely impacting mix through reduced sales to our highest value-added customers. The timing of a recovery in Surface Protection remains uncertain.
EBITDA from ongoing operations in the second quarter of 2023 decreased $6.3 million versus the second quarter of 2022, primarily due to:
•A $7.7 million decrease from Surface Protection:
◦Lower contribution margin associated with a market slowdown and customer inventory corrections ($8.6 million), partially offset by lower SG&A and operating efficiencies ($0.7 million); and
◦The pass-through lag associated with resin costs ($0.1 million charge in the second quarter of 2023 versus a charge of $0.3 million in the second quarter of 2022).
•A $1.4 million increase from overwrap films primarily due to cost improvements.

First Six Months of 2023 Results v. First Six Months of 2022 Results
Net sales in the first six months of 2023 decreased 42.3% compared to the first six months of 2022 primarily due to a decrease in sales volume in Surface Protection, as a result of the factors noted above. Sales volume declined 45.4% in Surface Protection in the first six months of 2023.
EBITDA from ongoing operations in the first six months of 2023 decreased by $11.4 million versus the first six months of 2022, primarily due to:
•A $12.6 million decrease from Surface Protection:
◦Lower contribution margin for non-transitioning products associated with a market slowdown and customer inventory corrections ($12.7 million) and for previously disclosed customer product transitions ($0.7 million), partially offset by lower SG&A and other employee-related expenses and operating efficiencies ($1.2 million); and
◦The pass-through lag associated with resin costs ($0.2 million charge in the second quarter of 2023 versus a benefit of $0.2 million in the second quarter of 2022).
•A $1.1 million increase from overwrap films primarily due to cost improvements ($1.5 million), partially offset by the pass-through lag associated with resin costs (a charge of $0.2 million in the first six months of 2023 versus a benefit of $0.2 million in the first six months of 2022).
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on resin prices.
Closure of PE Films Technical Center
On August 3, 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Future research & development activities for PE Films will be performed at the facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. The Company anticipates all activities to cease at the PE Films technical center in Richmond, VA, by the end of 2023. The Company expects to recognize cash costs associated with exit activities of $1.8 million for: (i) severance and related costs ($0.9 million), (ii) vacating the facility lease ($0.6 million payable through June 2025), and (iii) building closure costs ($0.3 million). In addition, the Company expects non-cash asset write-offs and accelerated depreciation of up to $4.5 million. Net annual cash savings of $3.4 million are anticipated, beginning in the fourth quarter of 2023.
Goodwill Impairment in Surface Protection
Manufacturers in the supply chain for consumer electronics continue to experience reduced capacity utilization and inventory corrections. In light of the continued uncertainty about the timing of a recovery for this market and the expected adverse future impact to the Surface Protection business, the Company performed a goodwill impairment analysis of the Surface Protection component of PE Films using projections that contemplate the expected market recovery and business conditions. The analysis concluded that the fair value of Surface Protection was less than its carrying value, thus a non-cash partial goodwill impairment of $15.4 million ($11.9 million after deferred income tax benefits) was recognized during the second quarter of 2023.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $3 million in 2023, including $1 million for productivity projects and $2 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $6 million in 2023. There is no amortization expense for PE Films.

Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2023	2022		2023	2022
Sales volume (lbs)	23,724	27,315	(13.1)%	43,569	53,321	(18.3)%
Net sales	$33,223	$41,595	(20.1)%	$64,750	$80,839	(19.9)%
Ongoing operations:
EBITDA	$249	$7,631	(96.7)%	$1,599	$12,665	(87.4)%
Depreciation & amortization	(711)	(583)	(22.0)%	(1,411)	(1,132)	(24.6)%
EBIT*	$(462)	$7,048	(106.6)%	$188	$11,533	(98.4)%
Capital expenditures	$878	$3,264		$1,483	$4,809
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2023 Results vs. Second Quarter 2022 Results
Net sales in the second quarter of 2023 decreased 20.1% compared to the second quarter of 2022 primarily due to lower sales volume, lower selling prices from the pass-through of lower resin costs and unfavorable product mix. The Company believes that lower sales volume was primarily due to customer inventory corrections. While sales volume in the second quarter of 2023 was still below expected normalized levels, it improved 20% over the first quarter of the year.
EBITDA from ongoing operations in the second quarter of 2023 decreased $7.4 million versus the second quarter of 2022, primarily due to:
•Lower selling prices from the pass-through of lower resin costs and margin pressures ($2.9 million), lower sales volume ($1.9 million), higher fixed costs ($1.1 million, primarily due to under absorption from lower production volumes), higher variable costs ($1.8 million, including higher costs resulting from quality issues and other costs associated with the shutdown of production lines to adjust production volumes to sales levels) and unfavorable product mix ($0.6 million), partially offset by lower raw material costs ($1.3 million) and lower SG&A expenses ($0.1 million);
•Foreign currency transaction losses ($0.2 million) in the second quarter of 2023 compared to foreign currency transaction gains ($0.6 million) in the second quarter of 2022; and
•Net favorable foreign currency translation of Real-denominated operating costs ($0.2 million).
First Six Months of 2023 Results v. First Six Months of 2022 Results
Net sales in the first six months of 2023 decreased 19.9% compared to the first six months of 2022 primarily due to lower sales volume and lower selling prices from the pass-through of lower resin costs, partially offset by favorable product mix.
EBITDA from ongoing operations in the first six months of 2023 decreased $11.1 million versus the first six months of 2022 primarily due to:
•Lower sales volume ($4.9 million), lower selling prices from the pass-through of lower resin costs and margin pressures ($3.6 million), higher fixed costs ($2.1 million, primarily due to under absorption from lower production volumes), higher variable costs ($0.7 million, including higher costs resulting from quality issues) and unfavorable product mix ($1.3 million), partially offset by lower raw material costs ($1.6 million) and lower SG&A expenses ($0.1 million);
•Net unfavorable foreign currency translation of Real-denominated operating costs ($0.1 million); and
•Foreign currency transaction losses ($0.2 million) in the second quarter of 2023 compared to foreign currency transaction losses ($0.3 million) in the second quarter of 2022.

Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on polyester fiber and component price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $6 million in 2023, including $2 million for new capacity for value-added products and productivity projects and $4 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $3 million in 2023. Amortization expense is projected to be $0.1 million in 2023.
Corporate Expenses, Interest & Other
Corporate expenses, net in the first six months of 2023 decreased $2.0 million compared to the first six months of 2022 primarily due to lower accruals for employee-related compensation ($2.1 million) and lower stock-based compensation ($0.4 million), partially offset by higher professional fees associated with business development activities ($0.6 million).
Interest expense of $4.7 million in the first six months of 2023 increased $2.7 million compared to the first six months of 2022 due to higher average debt levels and interest rates.
Pension expense under GAAP of $6.8 million in the first six months of 2023 remained consistent with the first six months of 2022. In February 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan. In connection therewith, the Company borrowed funds under its revolving credit agreement ("Credit Agreement") and made a $50 million contribution to the pension plan (the “Special Contribution”) to reduce its underfunding and as part of a program within the pension plan to hedge or fix the expected future contributions that will be needed by the Company through the settlement process. The funds borrowed for the Special Contribution were effectively made available with proceeds received in December 2021 from the sale of the Company’s investment in kaléo. In addition, the Company realized income tax cash benefits on the Special Contribution of $11 million in the fourth quarter of 2022.
During the second quarter of 2023, the Company received a favorable IRS determination letter, and government agencies and the Company expect the completion of the settlement process on or about October 31, 2023. Administrative costs for the entire settlement process with respect to the pension plan are estimated at $4 to $5 million.
The estimated underfunding of Tredegar’s frozen defined benefit pension plan was approximately $30 million at June 30, 2023. As of December 31, 2022, the estimated underfunding of $28 million was comprised of investments at fair value of $218 million and a projected benefit obligation (“PBO”) of $246 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though these values change daily. The ultimate underfunded amount at settlement may differ from the current amounts, depending on changes in market factors, including with respect to buyers of pension obligations at the time of settlement.
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
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2022 to June 30, 2023 are summarized below.

•Accounts and other receivables decreased $5.4 million (6.4%).
◦Accounts and other receivables in Aluminum Extrusions decreased $6.8 million primarily due to lower sales volume and the pass-through of lower metal costs. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 48.9 days for the 12 months ended June 30, 2023 and 48.7 days for the 12 months ended December 31, 2022.
◦Accounts and other receivables in PE Films remained relatively flat. DSO was approximately 28.8 days for the 12 months ended June 30, 2023, which was lower compared to 30.3 days for the 12 months ended December 31, 2022 due to shorter customer repayment terms associated with sales of lower margin product during the second quarter of 2023.
◦Accounts and other receivables in Flexible Packaging Films increased $1.0 million primarily due to sales to customers in 2023 that contain unfavorable terms. DSO was approximately 39.0 days for the 12 months ended June 30, 2023 and 41.1 days for the 12 months ended December 31, 2022.
•Inventories decreased $41.1 million (32.2%).
◦Inventories in Aluminum Extrusions decreased $23.9 million due to decreased raw material levels as a result of slowing order input and order cancellations as customers continue to report high inventory levels. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 57.5 days for the 12 months ended June 30, 2023 and 53.6 days for the 12 months ended December 31, 2022.
◦Inventories in PE Films decreased $2.3 million due to lower raw materials and finished goods for overwrap films. DIO was approximately 68.3 days for the 12 months ended June 30, 2023 and 66.8 days for the 12 months ended December 31, 2022.
◦Inventories in Flexible Packaging Films decreased $14.8 million primarily due to lower raw material purchases and lower finished goods levels as a result of lower sales volume. DIO was approximately 122.8 days for the 12 months ended June 30, 2023 and 108.0 days for the 12 months ended December 31, 2022.
•Net property, plant and equipment increased $3.5 million primarily due to capital expenditures of $14.5 million and a $1.7 million favorable change in the value of the U.S. dollar relative to foreign currencies, partially offset by depreciation expense of $12.4 million.
•Identifiable intangible assets, net decreased $0.9 million (7.7%) due to amortization expense.
•Deferred income tax assets increased $0.7 million primarily due to changes in other comprehensive income, increase in net operational losses, and a decrease in the deferred tax liability related to the goodwill impairment. See Note 9 for additional information.
•Accounts payable decreased $32.6 million (28.4%).
◦Accounts payable in Aluminum Extrusions decreased $21.2 million primarily due to lower raw material purchases and favorable vendor terms. DPO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 56.8 days for the 12 months ended June 30, 2023 and 64.2 days for the 12 months ended December 31, 2022.
◦Accounts payable in PE Films remained relatively flat. DPO was approximately 43.9 days for the 12 months ended June 30, 2023 and 51.0 days for the 12 months ended December 31, 2022.
◦Accounts payable in Flexible Packaging Films decreased $11.4 million primarily due to lower raw material purchases. DPO was approximately 64.3 days for the 12 months ended June 30, 2023 and 72.4 days for the 12 months ended December 31, 2022.
Net cash provided by operating activities was $22.7 million in the first six months of 2023 compared to net cash used in operating activities of $9.4 million in the first six months of 2022. The change in operating activities is primarily due to the Special Contribution ($50 million) and improved working capital due to factors discussed earlier in this section relating to accounts and other receivables, inventories and accounts payable.
Net cash used in investing activities was $15.6 million in the first six months of 2023 compared to net cash used in investing activities of $12.1 million the first six months of 2022. The increase was due to higher capital expenditures ($2.4 million), partially offset by cash consideration of $0.3 million received in January 2023 compared to $1.4 million received in the May 2022 related to the customary post-closing adjustments on the sale of the investment in kaléo, which was sold in December 2021.
Net cash used in financing activities was $4.9 million in the first six months of 2023, compared to net cash provided by financing activities of $18.7 million in the first six months of 2022. The change in financing activities was primarily due to lower net borrowings ($24.5 million) under the Credit Agreement during the first six months of 2023 as compared to the first six months of 2022 when the Company borrowed funds and made a $50 million Special Contribution to the pension plan in February 2022 and lower deferred financing costs ($1.2 million).
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy short term material cash requirements related to working capital, capital expenditures and debt repayments for at least the next twelve months. In the longer term, liquidity will depend on many factors, including results of operations, the timing and extent of capital expenditures, changes in operating plans or other events that would cause the Company to seek additional financing in future periods.
At June 30, 2023, the Company had cash and cash equivalents of $21.2 million, including cash and cash equivalents held in locations outside the U.S. of $13.9 million.
As of June 30, 2023, Tredegar had a five-year, revolving, secured credit facility that permits aggregate borrowings of $375 million and matures on June 29, 2027.
Net capitalization and indebtedness as defined under the Credit Agreement as of June 30, 2023 were as follows:

Net Capitalization and Indebtedness as of June 30, 2023
(In thousands)
Net capitalization:
Cash and cash equivalents	$21,193
Debt:
Credit Agreement	141,000
Debt, net of cash and cash equivalents	119,807
Shareholders’ equity	183,149
Net capitalization	$302,956
Indebtedness as defined in Credit Agreement:
Total debt	$141,000
Indebtedness	$141,000
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
At June 30, 2023, $141.0 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 175.0 basis points.
The primary financial restrictive covenants in the Credit Agreement include:
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
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At June 30, 2023, based upon the restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $33 million. Total debt outstanding was $141.0 million and $137.0 million as of June 30, 2023 and December 31, 2022, respectively.
Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA, the Total Net Leverage Ratio and Interest Coverage Ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA, Total Net Leverage Ratio and Interest Coverage Ratio (in each case, as Defined in the Credit Agreement) Along with Related Primary Restrictive Covenants as of and for the Twelve Months Ended June 30, 2023

Computation of Credit EBITDA for the twelve months ended June 30, 2023 (In Thousands):
Net income (loss)	$(22,772)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	7,656
Depreciation and amortization expense for continuing operations	26,894
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $6,399)	22,002
Charges related to stock option grants and awards accounted for under the fair value-based method	773
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	(27)
Total income tax benefits for continuing operations	(4,945)
Interest income	(99)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(262)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	14,264
Credit EBITDA	$43,484
Computations of Total Net Leverage Ratio and Interest Coverage Ratio at June 30, 2023:
Total Net Leverage Ratio	2.76x
Interest Coverage Ratio	5.68x
Primary restrictive covenants:
Unlimited payments for dividends and stock repurchases during the term of the Credit Agreement so long as the Total Net Leverage Ratio is equal to or less than 2.00x, and otherwise restrictions on payments for dividends and stock repurchases for the term of the Credit Agreement at $75 million	$75,000
Maximum Total Net Leverage Ratio permitted	4.00x
Minimum Interest Coverage Ratio permitted	3.00x

The Company had Credit EBITDA and a Total Net Leverage Ratio of $43.5 million and 2.76x, respectively, at June 30, 2023, which had significantly deteriorated from the Credit EBITDA and Total Net Leverage Ratio at December 31, 2022 of $84.4 million and 1.39x, respectively.
Tredegar was in compliance with all of its debt covenants as of June 30, 2023. Noncompliance with any of the debt covenants could have a material adverse effect on its financial condition or liquidity, in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on its financial condition or liquidity depending upon how the covenant is renegotiated. In addition, the Company’s projections indicate further deterioration of the Total Net Leverage Ratio without paying dividends to between 4.0x and 5.0x through the quarter ending March 31, 2024.
Subsequent to June 30, 2023, the Company amended the Credit Agreement. To reduce the risk of potential violations of the primary financial restrictive covenants in the Credit Agreement while the Company's businesses and markets are experiencing a downturn, the Company (i) suspended its regular quarterly dividend (which had an annual cash outlay of approximately $17.7 million) and (ii) amended the Credit Agreement, effective August 3, 2023, to:
a.Change the fiscal quarter maximum Total Net Leverage Ratio covenant from 4.0x to: (i) 5.0x for the quarters ending September 30, 2023 through March 31, 2024, (ii) 4.75x for the quarter ending June 30, 2024, (iii) 4.25 for the quarter ending September 30, 2024, and (iv) 4.0x for the quarter ending December 31, 2024 and thereafter.
b.Change the fiscal quarter minimum Interest Coverage Ratio covenant from 3.0x to: (i) 2.50x for the quarters ending September 30, 2023 through June 30, 2024, (ii) 2.75x for the quarter ending September 30, 2024, and (iii) 3.0x for the quarter ending December 31, 2024 and thereafter.
c.Reduce the maximum borrowing availability from $375 million to $200 million.
d.Increase the drawn spread by 25 basis points across all levels of the interest rate pricing grid, beginning the quarter ending September 30, 2023.
e.Amend the restricted payments covenant to prohibit dividends and share repurchases during fiscal quarters ending September 30, 2023 through December 31, 2024.
To further decrease the risk of a debt covenant violation during a severe cyclical downturn, the Company is investigating the replacement of the existing EBITDA-based credit facility by the end of 2023 with other financing alternatives, including borrowings that would be permitted based on the level of secured receivables, inventories and machinery and equipment and sale and leaseback of existing Company-owned property.
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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had no impact on EBITDA from ongoing operations for the second quarter of 2023 and an unfavorable impact on EBITDA from ongoing operations of $0.1 million in the first half of 2023 compared with the same periods of 2022.
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
As of December 31, 2022, the results of management’s testing of the design, implementation and operating effectiveness of controls identified that the Company continued to have material weaknesses in its internal control over financial reporting; however, the material weaknesses existing as of December 31, 2022 were limited to certain discrete items within the previously identified material weaknesses. As a result, management revised its original six step remediation plan that was designed with the assistance of management’s outside consultant, an internationally recognized accounting firm. As of June 30, 2023, the Company continues to execute its revised remediation plan, including the implementation of the new and revised internal controls over financial reporting.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of June 30, 2023, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Through the second quarter of 2023, the Company has completed certain steps in its revised remediation plan, including:

a.Conducted interviews with relevant parties and confirmed management’s understanding of the internal control activities, including information used in the recording of transactions within the Company's financial reporting processes;
b.Completed a comprehensive review and update to the documentation of relevant processes with respect to the Company’s internal control over financial reporting;
c.Developed internal control remediation plans to enhance controls for deficiencies associated with the material weaknesses above, including an assessment of personnel skills and experience related to the design and operation of internal control activities;
d.Substantially implemented all new and revised internal controls to address the previously identified deficiencies associated with the material weaknesses above;
e.Expanded the internal control compliance department with personnel that have appropriate internal control experience and identified resources for positions relevant to internal controls that had previously experienced turnover; and
f.Executed a targeted training program to educate control owners on the requirements of internal control activities, including maintaining adequate documentary evidence for internal control activities.
The design and implementation of certain new and revised internal controls associated with expenditure and revenue processes for one remaining manufacturing location of the Aluminum Extrusion business is scheduled for completion in the third quarter of 2023.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. Except as noted above, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II - OTHER INFORMATION
Item 1A. Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2022 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. Except as set forth below, there are no material updates or changes to our risk factors previously disclosed in the 2022 Form 10-K.
Further impairment of the Surface Protection reporting unit’s goodwill could have a material non-cash adverse impact on our results of operations. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). The valuation of goodwill depends on a variety of factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as Company and reporting unit factors, and goodwill impairment valuations can be sensitive to assumptions associated with such factors. Failure to successfully achieve projections could result in future impairments.
Manufacturers in the supply chain for consumer electronics continue to experience reduced capacity utilization and inventory corrections. In light of the continued uncertainty about the timing of a recovery for this market and the expected adverse future impact to the Surface Protection business, as of June 30, 2023 the Company performed a goodwill impairment analysis of the Surface Protection component of PE Films using projections that contemplate the expected market recovery and business conditions. The analysis concluded that the fair value of Surface Protection was less than its carrying value, thus a non-cash partial goodwill impairment of $15.4 million ($11.9 million after deferred income tax benefits) was recognized during the second quarter of 2023.
Further impairment to the Surface Protection reporting unit’s goodwill may be caused by factors outside the Company’s control, such as increasing competitive pricing pressures, continued weak consumer electronic market demand, lower than expected sales and profit growth rates, and various other factors. Significant and unanticipated changes could require an additional non-cash charge for impairment in a future period, which may significantly affect the Company’s results of operations in the period of such charge.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s Credit Agreement contains financial and other restrictive covenants, including a restriction on the Company’s ability to pay dividends to shareholders. For more information on the Credit Agreement, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended June 30, 2023, no director or officer of the Company adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Entry into a Material Definitive Agreement
On August 3, 2023, the Company, as borrower, entered into Amendment No. 2 (the “Second Amendment”) to the Second Amended and Restated Credit Agreement with the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (collectively, the “Lenders”).
The following sets forth a description of the material terms of the Second Amendment:
a.Changed the fiscal quarter maximum Total Net Leverage Ratio covenant from 4.0x to: (i) 5.0x for the quarters ending September 30, 2023 through March 31, 2024, (ii) 4.75x for the quarter ending June 30, 2024, (iii) 4.25 for the quarter ending September 30, 2024, and (iv) 4.0x for the quarter ending December 31, 2024 and thereafter.
b.Changed the fiscal quarter minimum Interest Coverage Ratio covenant from 3.0x to: (i) 2.50x for the quarters ending September 30, 2023 through June 30, 2024, (ii) 2.75x for the quarter ending September 30, 2024, and (iii) 3.0x for the quarter ending December 31, 2024 and thereafter.
c.Reduced the maximum borrowing availability from $375 million to $200 million.
d.Increased the drawn spread by 25 basis points across all levels of the interest rate pricing grid, beginning the quarter ending September 30, 2023.
e.Amended the restricted payments covenant to prohibit dividends and share repurchases during fiscal quarters ending September 30, 2023 through December 31, 2024.
The Company and its affiliates regularly engage the Lenders to provide other banking services. All of these engagements are negotiated at arm’s length.
The foregoing description of the Second Amendment is not complete and is qualified in its entirety by reference to the entire Second Amendment, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.
Closure of PE Films Technical Center
On August 3, 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Future research & development activities for PE Films will be performed at the facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. The Company anticipates all activities to cease at the PE Films technical center in Richmond, VA, by the end of 2023. The Company expects to recognize cash costs associated with exit activities of $1.8 million for: (i) severance and related costs ($0.9 million), (ii) vacating the facility lease ($0.6 million payable through June 2025), and (iii) building closure costs ($0.3 million). In addition, the Company expects non-cash asset write-offs and accelerated depreciation of up to $4.5 million. Net annual cash savings of $3.4 million are anticipated, beginning in the fourth quarter of 2023.

Item 6.    Exhibits.

10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 29, 2022, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.

10.2
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of August 3, 2023, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.

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

Tredegar Corporation
(Registrant)

Date:	August 9, 2023	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2023	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2023	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)