Form 10-Q
period 2023-09-30
TREDEGAR CORP
filed 2023-11-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of November 3, 2023: 34,408,638

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$48,604	$19,232
Accounts and other receivables, net	70,344	84,544
Income taxes recoverable	1,700	733
Inventories	79,301	127,771
Prepaid expenses and other	11,683	10,304
Total current assets	211,632	242,584
Property, plant and equipment, at cost	538,156	531,921
Less: accumulated depreciation	(352,358)	(345,510)
Net property, plant and equipment	185,798	186,411
Right-of-use leased assets	11,954	14,021
Identifiable intangible assets, net	10,290	11,690
Goodwill	35,717	70,608
Deferred income taxes	21,798	13,900
Other assets	2,328	2,879
Total assets	$479,517	$542,093
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,712	$114,938
Accrued expenses	21,835	31,603
Lease liability, short-term	2,216	2,035
Income taxes payable	426	1,137
Total current liabilities	119,189	149,713
Lease liability, long-term	11,083	12,738
Long-term debt	155,000	137,000
Pension and other postretirement benefit obligations, net	35,660	35,046
Other non-current liabilities	4,394	5,834
Total liabilities	325,326	340,331
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,384,677 shares at September 30, 2023 and 34,000,642 shares at December 31, 2022)	60,827	58,824
Common stock held in trust for savings restoration plan (118,543 shares at September 30, 2023 and 113,316 shares at December 31, 2022)	(2,233)	(2,188)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(85,156)	(86,079)
Gain (loss) on derivative financial instruments	(774)	(2,480)
Pension and other postretirement benefit adjustments	(32,041)	(59,036)
Retained earnings	213,568	292,721
Total shareholders’ equity	154,191	201,762
Total liabilities and shareholders’ equity	$479,517	$542,093
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues and other items:
Sales	$166,192	$238,486	$535,481	$749,415
Other income (expense), net	(51)	140	210	1,181
	166,141	238,626	535,691	750,596
Costs and expenses:
Cost of goods sold	144,539	200,582	457,332	601,930
Freight	6,733	9,500	19,977	28,619
Selling, general and administrative	21,350	19,018	57,244	59,160
Research and development	794	1,576	3,375	4,855
Amortization of identifiable intangibles	465	653	1,433	1,982
Pension and postretirement benefits	3,118	3,506	9,955	10,489
Interest expense	3,106	1,138	7,791	3,158
Asset impairments and costs associated with exit and disposal activities, net of adjustments	4,633	495	4,702	621
Pension settlement loss	25,612	—	25,612	—
Goodwill impairment	19,478	—	34,891	—
Total	229,828	236,468	622,312	710,814
Income (loss) before income taxes	(63,687)	2,158	(86,621)	39,782
Income tax expense (benefit)	(13,307)	1,125	(16,307)	7,460
Net income (loss)	$(50,380)	$1,033	$(70,314)	$32,322

Earnings (loss) per share:
Basic	$(1.47)	$0.03	$(2.06)	$0.96
Diluted	$(1.47)	$0.03	$(2.06)	$0.96

Shares used to compute earnings (loss) per share:
Basic	34,264	33,870	34,081	33,780
Diluted	34,264	33,871	34,081	33,808
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net income (loss)	$(50,380)	$1,033
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $25 in 2023 and net of tax benefit of $148 in 2022)	(1,818)	(2,340)
Derivative financial instruments adjustment (net of tax benefit of $538 in 2023 and net of tax benefit of $818 in 2022)	69	(2,547)
Pension & other postretirement benefit adjustment:
Net gains (losses) and prior service costs	442	—
Recognition in earnings of net actuarial loss for pension settlement and related tax of $5,581	20,031	—
Amortization of prior service costs and net gains or losses (net of tax expense of $637 in 2023 and net of tax expense of $712 in 2022)	1,949	2,556
Other comprehensive income (loss)	20,673	(2,331)
Comprehensive income (loss)	$(29,707)	$(1,298)

	Nine Months Ended September 30,
	2023	2022
Net income (loss)	$(70,314)	$32,322
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $640 in 2023 and net of tax expense of $98 in 2022)	923	(2,034)
Derivative financial instruments adjustment (net of tax expense of $798 in 2023 and net of tax benefit of $1,261 in 2022)	1,706	(5,778)
Pension & other postretirement benefit adjustment:
Net gains (losses) and prior service costs	442	—
Recognition in earnings of net actuarial loss for pension settlement and related tax of $5,581	20,031	—
Amortization of prior service costs and net gains or losses (net of tax expense of $1,911 in 2023 and net of tax expense of $2,136 in 2022)	6,522	7,650
Other comprehensive income (loss)	29,624	(162)
Comprehensive income (loss)	$(40,690)	$32,160
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(70,314)	$32,322
Adjustments for noncash items:
Depreciation	19,516	17,538
Amortization of identifiable intangibles	1,433	1,982
Reduction of right-of-use lease asset	1,633	1,590
Goodwill impairment	34,891	—
Deferred income taxes	(16,820)	3,078
Accrued pension and post-retirement benefits	9,955	10,519
Pension settlement loss	25,612	—
Stock-based compensation expense	1,196	2,575
Gain on investment in kaléo	(262)	(1,406)
Write-down of Richmond, Virginia Technical Center assets	3,387	—
Changes in assets and liabilities:
Accounts and other receivables	14,630	(7,222)
Inventories	49,589	(24,855)
Income taxes recoverable/payable	(1,688)	(7,227)
Prepaid expenses and other	(142)	(5,365)
Accounts payable and accrued expenses	(27,970)	3,624
Lease liability	(1,669)	(1,737)
Pension and postretirement benefit plan contributions	(455)	(50,503)
Other, net	1,716	1,935
Net cash provided by (used in) operating activities	44,238	(23,152)
Cash flows from investing activities:
Capital expenditures	(22,270)	(25,527)
Proceeds from the sale of kaléo	262	1,406
Net cash provided by (used in) investing activities	(22,008)	(24,121)
Cash flows from financing activities:
Borrowings	87,000	279,250
Debt principal payments	(69,000)	(228,250)
Dividends paid	(8,884)	(12,552)
Debt financing costs	(1,404)	(1,245)
Other	—	(396)
Net cash provided by (used in) financing activities	7,712	36,807
Effect of exchange rate changes on cash	(570)	(805)
Increase (decrease) in cash & cash equivalents	29,372	(11,271)
Cash and cash equivalents at beginning of period	19,232	30,521
Cash and cash equivalents at end of period	$48,604	$19,250
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance July 1, 2023	$60,078	$263,933	$(2,218)	$(138,644)	$183,149
Net income (loss)	—	(50,380)	—	—	(50,380)
Foreign currency translation adjustment	—	—	—	(1,818)	(1,818)
Derivative financial instruments adjustment	—	—	—	69	69
Amortization of prior service costs and net gains or losses	—	—	—	1,949	1,949
Net gains or (losses) and prior service costs	—	—	—	442	442
Recognition in earnings of net actuarial loss for pension settlement	—	—	—	20,031	20,031
Cash dividends declared ($— per share)	—	—	—	—	—
Stock-based compensation expense	749	—	—	—	749
Tredegar common stock purchased by trust for savings restoration plan	—	15	(15)	—	—
Balance September 30, 2023	$60,827	$213,568	$(2,233)	$(117,971)	$154,191
The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2023	$58,824	$292,721	$(2,188)	$(147,595)	$201,762
Net income (loss)	—	(70,314)	—	—	(70,314)
Foreign currency translation adjustment	—	—	—	923	923
Derivative financial instruments adjustment	—	—	—	1,706	1,706
Amortization of prior service costs and net gains or losses	—	—	—	6,522	6,522
Net gains or (losses) and prior service costs	—	—	—	442	442
Recognition in earnings of net actuarial loss for pension settlement	—	—	—	20,031	20,031
Cash dividends declared ($0.26 per share)	—	(8,884)	—	—	(8,884)
Stock-based compensation expense	2,257	—	—	—	2,257
Repurchase of employee common stock for tax withholdings	(254)	—	—	—	(254)
Tredegar common stock purchased by trust for savings restoration plan	—	45	(45)	—	—
Balance September 30, 2023	$60,827	$213,568	$(2,233)	$(117,971)	$154,191

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at July 1, 2022	$56,911	$304,370	$(2,161)	$(147,335)	$211,785
Net income (loss)	—	1,033	—	—	1,033
Foreign currency translation adjustment	—	—	—	(2,340)	(2,340)
Derivative financial instruments adjustment	—	—	—	(2,547)	(2,547)
Amortization of prior service costs and net gains or losses	—	—	—	2,556	2,556
Cash dividends declared ($0.13 per share)	—	(4,420)	—	—	(4,420)
Stock-based compensation expense	991	—	—	—	991
Tredegar common stock purchased by trust for savings restoration plan	—	13	(13)	—	—
Balance at September 30, 2022	$57,902	$300,996	$(2,174)	$(149,666)	$207,058
The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2022:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2022	$55,174	$281,187	$(2,135)	$(149,504)	$184,722
Net income (loss)	—	32,322	—	—	32,322
Foreign currency translation adjustment	—	—	—	(2,034)	(2,034)
Derivative financial instruments adjustment	—	—	—	(5,778)	(5,778)
Amortization of prior service costs and net gains or losses	—	—	—	7,650	7,650
Cash dividends declared ($0.37 per share)	—	(12,552)	—	—	(12,552)
Stock-based compensation expense	3,124	—	—	—	3,124
Repurchase of employee common stock for tax withholdings	(396)	—	—	—	(396)
Tredegar common stock purchased by trust for savings restoration plan	—	39	(39)	—	—
Balance at September 30, 2022	$57,902	$300,996	$(2,174)	$(149,666)	$207,058
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of September 30, 2023, the condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022, and the condensed consolidated changes in shareholders’ equity for the nine months ended September 30, 2023 and 2022, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2023 and 2022 for this segment references 13-week periods ended September 24, 2023 and September 25, 2022, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. There was no intercompany funding with Aluminum Extrusions between September 24, 2023 and September 30, 2023.
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
The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.
Sale of Flexible Packaging Films
On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell its flexible packaging films business (“Terphane”) to Oben Group (the "Contingent Terphane Sale"). Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Columbia. On October 27, 2023, the Company filed the requisite competition forms with the Administrative Council for Economic Defense (“CADE”) in Brazil. CADE published related materials for public comment on November 6, 2023. CADE’s deadline for completing its review is no later than September 23, 2024. As of September 30, 2023, the Company has reported results for Terphane as a continuing operation, given the early stage of the approval process by authorities.
Closure of PE Films Technical Center
On August 3, 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Future research & development activities for PE Films will be performed at the production facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. The Company anticipates all activities to cease at the PE Films technical center in Richmond, VA by the end of 2023. Including costs incurred through the first nine months ended September 30, 2023, the Company expects to recognize cash costs associated with exit activities of $1.7 million for: (i) severance and related costs ($0.8 million), (ii) vacating the facility lease ($0.6 million payable through June 2025), and (iii) building closure costs ($0.3 million). In addition, the Company expects non-cash asset write-downs and accelerated depreciation of up to $3.7 million.

A reconciliation of the beginning and ending balances of accrued expense associated with exit and disposal activities and charges associated with asset impairments reported as "Asset impairments and costs associated with exit and disposal activities, net of adjustments" in the condensed consolidated statements of income for the three and nine months ended September 30, 2023 is shown below.

(in thousands)	Severance	Asset write-downs	Other	Total
Balance at January 1, 2023	$—	$—	$—	$—
Richmond Technical Center	846	3,387	340	4,573
Charges	846	3,387	340	4,573
Cash Spend	236	—	149	385
Charges against assets	—	3,387	—	3,387
Balance at September 30, 2023	$610	$—	$191	$801
Impairment of Goodwill
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). As of September 30, 2023, the Company’s reporting units with goodwill were Surface Protection in PE Films ("Surface Protection") and Futura in Aluminum Extrusions (“Futura”). No events or circumstances were identified during the third quarter of 2023 that indicate that Futura’s fair value is more likely than not less than its carrying amount.
Uncertainty about the timing of a recovery in the consumer electronics market persists, and manufacturers in the supply chain for consumer electronics continue to experience reduced capacity utilization and inventory corrections. In light of the limited visibility on the timing of a recovery and the expected adverse future impact to the Surface Protection business, coupled with a cautious outlook on new product development opportunities, the Company performed a Step 1 goodwill impairment analysis of the Surface Protection component of PE Films. This analysis utilized projections that contemplate the expected market recovery and business conditions, including for its three significant customers, as these events indicated Surface Protection’s fair value is more likely than not less than its carrying amount.
The Company estimated the fair value of Surface Protection at September 30, 2023 by: (i) computing an estimated enterprise value (“EV”) utilizing the discounted cash flow method (the “DCF Method”), (ii) applying adjustments for any surplus or deficient working capital, (iii) adding cash and cash equivalents, and (iv) subtracting interest-bearing debt. The DCF Method was used, incorporating Surface Protection’s latest projections which reflect updated expected market recovery levels, feasibility of launching new product applications, competitive pricing and cash flows associated with production efficiencies, as well as consideration of cost savings and inventory corrections.
The analysis concluded that the fair value of Surface Protection was less than its carrying value, thus a non-cash partial goodwill impairment of $19.5 million ($15.1 million after deferred income tax benefits) was recognized during the third quarter of 2023 and $34.9 million ($27.0 million after deferred income tax benefits) during the first nine months of 2023.
Given the uncertain demand for Surface Protections products, it is reasonably possible that the cash flow estimates used in deriving such fair value measurements may change in the future. The Surface Protection reporting unit had goodwill of $22.4 million and $57.3 million as of September 30, 2023 and December 31, 2022, respectively.
Accounting Standards Adopted
In July 2023, the Financial Accounting Standard Board issued Accounting Standards Updated ("ASU") 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force ("EITF") Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a material impact to the Company's consolidated financial statements.

2. ACCOUNTS AND OTHER RECEIVABLES
As of September 30, 2023 and December 31, 2022, accounts and other receivables, net include the following:

(In thousands)	September 30, 2023	December 31, 2022
Customer receivables	$69,945	$83,667
Other receivables	2,326	3,874
Total accounts and other receivables	72,271	87,541
Less: Allowance for bad debts	(1,927)	(2,997)
Total accounts and other receivables, net	$70,344	$84,544
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Finished goods	$28,664	$34,686
Work-in-process	9,569	15,604
Raw materials	20,314	58,262
Stores, supplies and other	20,754	19,219
Total	$79,301	$127,771
4. PENSION AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsors a noncontributory defined benefit (pension) plan covering certain current and former U.S. employees. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan through lump sum distributions and the purchase of annuity contracts. In connection therewith, on February 9, 2022, the Company contributed $50 million to the pension plan.
During the third quarter of 2023, the Company remeasured the pension plan, which resulted in a pre-tax pension settlement loss in the condensed consolidated results of operation of $25.6 million. The remeasurement of the pension benefit obligation and plan assets was triggered by $64.5 million of lump sum distributions from the pension plan assets which exceeded the pension plan's service and interest cost.
On September 27, 2023, the Company borrowed $30 million under its revolving credit agreement in anticipation of the final funding expected for terminating its defined benefit pension plan obligation. On October 31, 2023, the Company contributed $27.7 million to fully fund the pension plan with the amount necessary to allow for the subsequent transfer of the final annuity premium to Massachusetts Mutual Life Insurance Company, the selected insurer for the plan. On November 3, 2023, the pension plan termination and settlement process for the Company was completed, and the relevant pension plan obligation was transferred to Massachusetts Mutual Life Insurance Company. As of September 30, 2023, the remaining unrecognized pre-tax actuarial losses reported in the accumulated other comprehensive income (loss) was $69.0 million.
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three and nine months ended September 30, 2023 and 2022. This information has been included in the pension benefit table below.

The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Service cost	$—	$—	$3	$5
Interest cost	2,786	2,226	71	51
Expected return on plan assets	(2,328)	(2,044)	—	—
Pension settlement loss(a)	25,612	—	—	—
Amortization of prior service costs, (gains) losses and net transition asset	2,644	3,301	(58)	(33)
Net periodic benefit cost	$28,714	$3,483	$16	$23

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Service cost	$—	$—	$9	$15
Interest cost	8,842	6,676	213	153
Expected return on plan assets	(7,542)	(6,141)	—	—
Pension settlement loss(a)	25,612	—	—	—
Amortization of prior service costs, (gains) losses and net transition asset	8,609	9,887	(176)	(101)
Net periodic benefit cost	$35,521	$10,422	$46	$67
(a)Pension settlement loss, included in the condensed consolidated statements of operation, represents pension settlement charges due to lump sum payments to participants.
Pension and other postretirement liabilities were $36.3 million and $35.7 million at September 30, 2023 and December 31, 2022, respectively ($0.7 million included in “Accrued expenses” at September 30, 2023 and December 31, 2022, respectively, with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
Tredegar funds its other postretirement benefits on a claims-made basis; for 2023, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2022, or approximately $0.5 million.
5. OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Gain on investment in kaléo(a)	$—	$—	$262	$1,406
Other	(51)	140	(52)	(225)
Total	$(51)	$140	$210	$1,181
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

6. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Weighted average shares outstanding used to compute basic earnings per share	34,264	33,870	34,081	33,780
Incremental dilutive shares attributable to stock options and restricted stock	—	1	—	28
Shares used to compute diluted earnings per share	34,264	33,871	34,081	33,808
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The Company had a net loss for the three and nine months ended September 30, 2023, so there is no dilutive impact for such shares. If the Company had reported net income for the three and nine months ended September 30, 2023, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 3,019,333 and 2,893,677, respectively. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,932,378 and 2,645,063 for the three and nine months ended September 30, 2022, respectively.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2023	$(83,338)	$(843)	$(54,463)	$(138,644)
Other comprehensive income (loss)	(1,793)	2,287	442	936
Income tax (expense) benefit	(25)	(197)	—	(222)
Other comprehensive income (loss), net of tax	(1,818)	2,090	442	714
Reclassification adjustment to net income (loss)	—	(2,756)	28,198	25,442
Income tax (expense) benefit	—	735	(6,218)	(5,483)
Reclassification adjustment to net income (loss), net of tax	—	(2,021)	21,980	19,959
Other comprehensive income (loss), net of tax	(1,818)	69	22,422	20,673
Balance at September 30, 2023	$(85,156)	$(774)	$(32,041)	$(117,971)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(86,079)	$(2,480)	$(59,036)	$(147,595)
Other comprehensive income (loss)	1,563	7,852	442	9,857
Income tax (expense) benefit	(640)	(2,228)	—	(2,868)
Other comprehensive income (loss), net of tax	923	5,624	442	6,989
Reclassification adjustment to net income (loss)	—	(5,350)	34,045	28,695
Income tax (expense) benefit	—	1,432	(7,492)	(6,060)
Reclassification adjustment to net income (loss), net of tax	—	(3,918)	26,553	22,635
Other comprehensive income (loss), net of tax	923	1,706	26,995	29,624
Balance at September 30, 2023	$(85,156)	$(774)	$(32,041)	$(117,971)
The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2022.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2022	$(85,486)	$(2,330)	$(59,519)	$(147,335)
Other comprehensive income (loss)	(2,488)	(2,205)	—	(4,693)
Income tax (expense) benefit	148	522	—	670
Other comprehensive income (loss), net of tax	(2,340)	(1,683)	—	(4,023)
Reclassification adjustment to net income (loss)	—	(1,159)	3,268	2,109
Income tax (expense) benefit	—	295	(712)	(417)
Reclassification adjustment to net income (loss), net of tax	—	(864)	2,556	1,692
Other comprehensive income (loss), net of tax	(2,340)	(2,547)	2,556	(2,331)
Balance at September 30, 2022	$(87,826)	$(4,877)	$(56,963)	$(149,666)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(85,792)	$901	$(64,613)	$(149,504)
Other comprehensive income (loss)	(1,936)	(3,883)	—	(5,819)
Income tax (expense) benefit	(98)	442	—	344
Other comprehensive income (loss), net of tax	(2,034)	(3,441)	—	(5,475)
Reclassification adjustment to net income (loss)	—	(3,156)	9,786	6,630
Income tax (expense) benefit	—	819	(2,136)	(1,317)
Reclassification adjustment to net income (loss), net of tax	—	(2,337)	7,650	5,313
Other comprehensive income (loss), net of tax	(2,034)	(5,778)	7,650	(162)
Balance at September 30, 2022	$(87,826)	$(4,877)	$(56,963)	$(149,666)
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $10.9 million (7.4 million pounds of aluminum) at September 30, 2023 and $30.7 million (20.3 million pounds of aluminum) at December 31, 2022.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$48
Liability derivatives: Aluminum futures contracts	Accrued expenses	(1,830)	Accrued expenses	(3,260)
Aluminum futures contracts	Other non-current liabilities	(149)	Other non-current liabilities	(369)
Net asset (liability)		$(1,979)		$(3,581)
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
Terphane Ltda. had the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars as of September 30, 2023:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$2,013	5.7556	R$11,586	Oct-23	79%
$2,018	5.7836	R$11,671	Nov-23	79%
$1,786	5.8312	R$10,414	Dec-23	71%
$1,784	5.2993	R$9,454	Jan-24	73%
$1,766	5.3188	R$9,393	Feb-24	72%
$1,781	5.3346	R$9,501	Mar-24	73%
$1,827	5.3373	R$9,751	Apr-24	75%
$1,798	5.3588	R$9,635	May-24	74%
$1,812	5.3708	R$9,732	Jun-24	75%
$1,804	5.3848	R$9,714	Jul-24	75%
$1,806	5.4014	R$9,755	Aug-24	75%
$1,857	5.4107	R$10,048	Sep-24	77%
$1,851	5.4225	R$10,037	Oct-24	77%
$1,837	5.4403	R$9,994	Nov-24	77%
$1,801	5.4580	R$9,830	Dec-24	76%
$27,541	5.4651	R$150,515		75%
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
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$1,806	Prepaid expenses and other	$781
Foreign currency forward contracts	Other assets	329	Other assets	33
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(109)	Other non-current liabilities	(3)
Foreign currency forward contracts	Other non-current liabilities	(89)	Other non-current liabilities	—
Net asset (liability)		$1,937		$811

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
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2023 and 2022 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2023	2022	2023		2022
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$2,908	$(2,320)	$—	$(621)	$—	$115
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$1,716	$837	$16	$1,024	$16	$306
	Nine Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2023	2022	2023		2022
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$4,867	$(6,060)	$—	$2,985	$—	$2,177
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$3,273	$2,135	$46	$2,031	$46	$975
As of September 30, 2023, the Company expects $1.1 million of unrealized after-tax losses on aluminum and foreign currency derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2023 and 2022, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
9. INCOME TAXES
Tredegar recorded tax benefit of $16.3 million on pre-tax loss of $86.6 million in the first nine months of 2023. Therefore, the effective tax rate in the first nine months of 2023 was 18.8%, unchanged compared to the effective tax rate in the first nine months of 2022. The effective tax rate in the first nine months of 2022 was impacted by a large discrete benefit recorded in the first quarter of 2022, resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations overhauled various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. As the result of these regulations, future Brazilian income tax under Brazil tax law in place at that time would have been deductible, but not creditable, in the U.S. The accounting rules require a reduction of the U.S. deferred tax liability previously established related to anticipated future income from Brazil. The tax effect of the reduction of the U.S. deferred tax liability resulted in the discrete tax benefit described above. In the second quarter of 2023, Brazil enacted new tax legislation that causes the Brazil income tax to once again be creditable after 2023. This law change caused a reversal of the discrete tax benefit recognized in the first quarter of 2022 described above, which increased the deferred tax liability related to anticipated future income from Brazil.
In the third quarter of 2023, the Internal Revenue Service released Notice 2023-55 which provides temporary relief for tax years 2022 and 2023 from the regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. Notice 2023-55 allows Tredegar to treat Brazil income tax as creditable in 2022 and 2023.

The effective tax rate in the first nine months of 2023 was impacted by tax benefits related to the goodwill impairment, the pension settlement loss, and the treatment of Brazil income tax as creditable in 2022 and 2023. These benefits were offset by the reversal of the discrete tax benefit recorded in the first quarter of 2022 and an increase in the valuation allowance related to deferred tax assets. Total deferred tax assets increased during the first nine months of 2023 compared to December 31, 2022 primarily due to changes in other comprehensive income, the pre-tax loss, and decrease in deferred tax liability related to the goodwill impairment incurred during the first nine months of 2023.
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
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, from the commencement date of January 1, 2015 and expiring at the end of 2024. The benefit from the tax incentives was $0.5 million and $2.6 million in the first nine months of 2023 and 2022, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries as of September 30, 2023 are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2019.
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

The following table presents net sales and EBITDA from ongoing operations by segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net Sales
Aluminum Extrusions	$109,410	$161,649	$364,607	$510,066
PE Films	19,938	20,059	56,036	82,613
Flexible Packaging Films	30,111	47,278	94,861	128,117
Total net sales	159,459	228,986	515,504	720,796
Add back freight	6,733	9,500	19,977	28,619
Sales as shown in the condensed consolidated statements of income (loss)	$166,192	$238,486	$535,481	$749,415
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$5,113	$12,071	$29,968	$57,885
Depreciation & amortization	(4,683)	(4,416)	(13,252)	(12,846)
EBIT	430	7,655	16,716	45,039
Plant shutdowns, asset impairments, restructurings and other	(1,483)	(32)	(1,821)	(120)
PE Films:
Ongoing operations:
EBITDA	4,037	431	6,700	14,543
Depreciation & amortization	(2,111)	(1,579)	(5,305)	(4,733)
EBIT	1,926	(1,148)	1,395	9,810
Plant shutdowns, asset impairments, restructurings and other	(4,566)	(498)	(4,565)	(650)
Goodwill impairment	(19,478)	—	(34,891)	—
Flexible Packaging Films:
Ongoing operations:
EBITDA	477	7,830	2,076	20,495
Depreciation & amortization	(704)	(590)	(2,115)	(1,723)
EBIT	(227)	7,240	(39)	18,772
Plant shutdowns, asset impairments, restructurings and other	—	(6)	(79)	(86)
Total	(23,398)	13,211	(23,284)	72,765
Interest income	62	9	135	41
Interest expense	3,106	1,138	7,791	3,158
Gain on investment in kaléo	—	—	262	1,406
Stock option-based compensation costs	—	271	231	1,153
Pension settlement loss	25,612	—	25,612	—
Corporate expenses, net	11,633	9,653	30,100	30,119
Income (loss) before income taxes	(63,687)	2,158	(86,621)	39,782
Income tax expense (benefit)	(13,307)	1,125	(16,307)	7,460
Net income (loss)	$(50,380)	$1,033	$(70,314)	$32,322

The following table presents identifiable assets by segment at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Aluminum Extrusions	$256,671	$293,308
PE Films	58,459	102,431
Flexible Packaging Films	82,789	103,448
Subtotal	397,919	499,187
General corporate	32,994	23,674
Cash and cash equivalents	48,604	19,232
Total	$479,517	$542,093
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and nine months ended September 30, 2023 and 2022:

Net Sales by Geographic Area (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
United States	$125,407	$181,405	$409,433	$577,496
Exports from the United States to:
Asia	7,873	7,437	19,082	34,582
Latin America	1,764	2,138	5,440	4,824
Canada	3,640	4,065	12,879	12,431
Europe	282	1,016	1,414	3,464
Operations outside the United States:
Brazil	20,351	32,925	66,954	87,999
Asia	142	—	302	—
Total	$159,459	$228,986	$515,504	$720,796
(a) Export sales relate mostly to PE Films. Operations in Brazil relate to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $4.8 million and $4.4 million in the third quarter of 2023 and 2022, respectively, and $11.7 million and $16.1 million in the first nine months of 2023 and 2022, respectively.

Net Sales by Product Group
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Aluminum Extrusions:
Nonresidential building & construction	$59,476	$86,659	$203,889	$266,882
Consumer durables	8,662	16,714	30,723	52,409
Automotive	13,025	11,543	36,916	39,857
Residential building & construction	7,999	15,136	29,658	52,549
Electrical	2,016	4,730	16,223	21,704
Machinery & equipment	14,202	20,028	36,008	48,902
Distribution	4,030	6,839	11,190	27,763
Subtotal	109,410	161,649	364,607	510,066
PE Films:
Surface protection films	12,755	13,018	34,251	58,839
Overwrap packaging	7,183	7,041	21,785	23,774
Subtotal	19,938	20,059	56,036	82,613
Flexible Packaging Films	30,111	47,278	94,861	128,117
Total	$159,459	$228,986	$515,504	$720,796

11. SUPPLY CHAIN FINANCING
The Company has supply chain finance service agreements with third-party financial institutions to provide platforms that facilitate the ability of participating suppliers to finance payment obligations from the Company with the third-party financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under the supply chain finance agreements. As of September 30, 2023 and December 31, 2022, $14.2 million and $25.9 million, respectively, of the Company’s accounts payable were financed by participating suppliers through third-party financial institutions.

12. DEBT
On June 29, 2022, Tredegar entered into a Second Amended and Restated Credit Agreement, which is a five-year, revolving, secured credit facility that matures on June 29, 2027. On August 3, 2023, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (collectively the "Credit Agreement"), which amended the primary restrictive covenants and decreased aggregate borrowings from $375 million to $200 million.
Borrowings under the Credit Agreement bear an interest rate equal to Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 10 basis points ("Adjusted Term SOFR Rate"), plus a credit spread depending on the type of borrowings and commitment fees charged on the unused amount under the Credit Agreement at various Total Net Leverage Ratio levels as follows:

Pricing Under the Credit Agreement (Basis Points)
Total Net Leverage Ratio	Term Benchmark Spread	Commitment Fee
<= 1.0x	175.0	20
>1.0x but <=2.0x	187.5	25
>2.0x but <=3.0x	200.0	30
>3.0x but <=3.5x	212.5	35
>3.5x	225.0	40
At September 30, 2023, $155.0 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 200.0 basis points.
The primary restrictive covenants in the Credit Agreement include:

•Total Net Leverage Ratio covenant of: (i) 5.0x for the quarters ending September 30, 2023 through March 31, 2024, (ii) 4.75x for the quarter ending June 30, 2024, (iii) 4.25 for the quarter ending September 30, 2024, and (iv) 4.0x for the quarter ending December 31, 2024 and thereafter;
•Interest Coverage Ratio covenant of: (i) 2.50x for the quarters ending September 30, 2023 through June 30, 2024, (ii) 2.75x for the quarter ending September 30, 2024, and (iii) 3.0x for the quarter ending December 31, 2024 and thereafter; and
•Prohibiting dividend payments and share repurchases during fiscal quarters ending September 30, 2023 through December 31, 2024.
Under the Credit Agreement:
•Total Net Leverage Ratio is defined as the ratio of (a)(i) total indebtedness minus (ii) liquidity (the lesser of $50,000,000 and the aggregate amount of cash and cash equivalents) to (b) EBITDA (as defined in the Credit Agreement as "Credit EBITDA"); and
•Interest Coverage Ratio is defined as the ratio of Credit EBITDA to interest expense.
The Credit Agreement is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. At September 30, 2023, based upon the most restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $4.7 million. Tredegar was in compliance with all of its debt covenants as of September 30, 2023.
13. SUBSEQUENT EVENTS
The Company previously disclosed its intent to reduce the risk of a debt covenant violation during a severe cyclical downturn impacting all of its businesses at the same time (like the Company is currently experiencing) by investigating a transition from the existing “cash flow” based revolving credit facility (which uses Credit EBITDA) to an asset based revolving credit facility (“ABL”). The Company has contemplated this strategic transition, as described further below, as part of its on-going evaluation of liquidity, as required by ASC 205-40, Presentation of Financial Statements – Going Concern.
The Company took its first step in the planned migration to ABL financing on October 26, 2023, when Terphane Limitada, the Company’s wholly owned subsidiary in Brazil, borrowed $20 million secured by certain of its assets (the “Terphane Brazil Loan”). This U.S. Dollar borrowing has a maturity date in five years, on October 30, 2028, with interest payable quarterly at an annual floating interest rate of the SOFR plus 5.99%. The SOFR rate was 5.31% as of October 26, 2023. Quarterly principal payments of $1.7 million begin starting in year 3 of the loan. There are no prepayment penalties. The Company expects that the Terphane Brazil Loan will be repaid (and collateral released) upon a closing of the Contingent Terphane Sale. On October 26, 2023, the Company borrowed $20 million from Terphane Brazil (the “Intercompany Loan”) at the same interest rate as the Terphane Brazil Loan, thereby transferring the funds to the U.S. The Company will repay the Intercompany Loan in conjunction with the closing of the Contingent Terphane Sale.
Between the dates of November 4, 2023 and November 8, 2023, the Company oversaw the execution of consent advice letters by a majority of the lending group to the Credit Agreement (collectively, the “Advice Letters”). Pursuant to the Advice Letters, subject only to satisfactory documentation, these lending group members confirmed their agreement to consent to an amendment to the Credit Agreement (the “Credit Agreement Amendment”) that amends the Credit Agreement to implement a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), which would expire on June 30, 2026. The permitted borrowings under the ABL Credit Facility will be based on a portion of eligible receivables, inventories, property, plant and equipment and cash and cash equivalents, as reduced by certain reserves.
Financial highlights of the ABL Credit Facility include the following:
•Initial borrowing availability under the ABL Credit Facility of $180 million, which will be reduced to $125 million upon the earlier of March 31, 2025 and the date the Company receives the proceeds from the Contingent Terphane Sale (the “ABL Adjustment Date”).
•Outstanding borrowings to accrue interest at the rates elected by the Company depending on the type of loan and denomination of such borrowing:
◦With respect to revolving loans denominated in U.S. Dollars, the Company may elect interest rates at ABR plus the Applicable Margin (defined below) or the Adjusted Term SOFR Rate plus the Applicable Margin.
◦The “Applicable Margin” is a set margin prior to the ABL Adjustment Date; on and after the ABL Adjustment Date, the margin is determined in accordance with an excess availability-based pricing grid.
◦Interest rate indices for select non-U.S. dollar borrowings, including borrowings denominated in euro, Pounds Sterling, Swiss Francs and Japanese Yen, will be consistent with the existing Credit Agreement.
•Debt covenants including, among others:

◦until the ABL Adjustment Date, the ABL Credit Facility will contain financial covenants that require the Company to maintain (i) a minimum consolidated EBITDA (as defined by the Credit Agreement), as of the end of each fiscal month for the twelve month period then ended, of the following:

Minimum EBITDA (In thousands)
November 2023	$22,060
December 2023	$21,070
January 2024	$21,110
February 2024	$18,750
March 2024	$16,640
April 2024	$19,780
May 2024	$19,660
June 2024	$19,450
July 2024	$21,860
August 2024	$22,830
September 2024	$25,370
October 2024	$26,070
November 2024	$27,640
December 2024	$29,640
January 2025	$29,740
February 2025	$29,850
March 2025	$29,980
and (ii) a minimum liquidity of $10 million (defined as the sum of a portion of eligible receivables, inventories and property, plant and equipment under the ABL Credit Facility plus domestic unrestricted and unencumbered cash and cash equivalents).
•Following the ABL Adjustment Date, the forgoing financial covenants will cease to exist and will be replaced with a minimum fixed charge coverage ratio of 1.00:1.00 that will be triggered in the event that availability is less than 10% of the ABL Credit Facility commitment amount and continuing thereafter until availability is greater than 10% of the ABL Credit Facility commitment amount for 30 consecutive days.
The Company is targeting the execution of the Credit Agreement Amendment by the end of 2023. The agreement to consent to the Credit Agreement Amendment by the majority of the lender group members expires on December 31, 2023.

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
•the anticipated amendment to the Credit Agreement to implement the Company’s transition to a senior secured asset-based revolving credit facility has not been finalized and remains subject to satisfactory documentation, may not be completed by the end of 2023;
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
•inability to successfully complete strategic dispositions, including the Contingent Terphane Sale, failure to realize the expected benefits of such dispositions and assumption of unanticipated risks in such dispositions;
•the termination of anti-dumping duties on products imported to Brazil that compete with products produced by Flexible Packaging;
•impairment of the Surface Protection reporting unit's goodwill;
•failure to establish and maintain effective internal control over financial reporting;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and Part II, Item 1A of Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and this Form 10-Q. Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC.
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
Business Overview
Tredegar Corporation is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American building and construction ("B&C"), automotive and specialty end-use markets through its Aluminum Extrusions segment; surface protection films for high-technology applications in the global electronics industry through its PE Films segment; and specialized polyester films primarily for the Latin American flexible packaging market through its Flexible Packaging Films segment. With approximately 2,000 employees, the Company operates manufacturing facilities in North America, South America, and Asia.
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
Third quarter 2023 net income (loss) was $(50.4) million ($(1.47) per diluted share) compared with net income (loss) of $1.0 million ($0.03 per diluted share) in the third quarter of 2022.
Third Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions was $5.1 million in the third quarter of 2023 versus $12.1 million in the third quarter of last year due to sluggish market conditions. EBITDA from ongoing operations during the last four quarters has been weak, in a range of $5.1 million to $14.6 million.
◦Sales volume of 32.5 million pounds in the third quarter of 2023 declined significantly versus 45.5 million pounds in the third quarter of last year.
◦Open orders at the end of the third quarter of 2023 were approximately 17 million pounds (versus 20 million pounds at the end of the second quarter of 2023), which is below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions that resulted in excessive open orders, which peaked in the first quarter of 2022 at approximately 100 million pounds.
•EBITDA from ongoing operations for PE Films was $4.0 million in the third quarter of 2023 versus $0.4 million in the third quarter of 2022. EBITDA from ongoing operations during the last four quarters has been low with a range of negative $2.6 million to positive $4.0 million.
•EBITDA from ongoing operations for Flexible Packaging Films (also referred to as "Terphane") was $0.5 million during the third quarter of 2023 versus $7.8 million in the third quarter of 2022 primarily due to lower sales volume and lower margins that the Company believes were driven by customer inventory corrections earlier in the year and now are being driven by global excess capacity and competition in Brazil from imports. See the Status of Current Corporate Strategic Initiatives in Results of Operations below for information on the planned sale of Terphane.

The Company recognized a net loss for the third quarter of 2023, with all business segments continuing to suffer from severe down cycles in their respective markets, which the Company believes can be traced to the residual impact of the pandemic. The timing of recovery for our businesses remains uncertain. The Company has made progress in corporate strategic initiatives, which include: entering a definitive agreement to sell Terphane, as announced on September 1, 2023; partial pension plan obligation settlement, with the final settlement expected to be complete in November 2023; and taking steps to restructure its revolving credit facility by investigating asset based revolving credit facilities. See the Status of Current Corporate Strategic Initiatives in Results of Operations below.
For information related to other losses related to asset impairments and costs associated with exit and disposal activities for the three and nine months ended September 30, 2023 and 2022, see Note 1. Gains and losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.

Results of Operations
Third Quarter of 2023 Compared with the Third Quarter of 2022
The following table presents a bridge of consolidated net income (loss) from the third quarter of 2022 to the third quarter of 2023 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the three months ended September 30, 2022	$1,033
Income tax expense (benefit)	1,125
Income (loss) before income taxes for the three months ended September 30, 2022	2,158
Increase (decrease) in income from increases (decreases) in the following items:
Sales	(72,294)
Other income (expense), net	(191)
Total	(72,485)
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	56,043
Freight	2,767
Selling, general and administrative	(2,332)
Pension settlement loss	(25,612)
Goodwill impairment	(19,478)
Other	(4,748)
Total	6,640
Income (loss) before income taxes for the three months ended September 30, 2023	(63,687)
Income tax expense (benefit)	(13,307)
Net income (loss) for the three months ended September 30, 2023	$(50,380)
Sales in the third quarter of 2023 decreased by $72.3 million compared with the third quarter of 2022. Net sales (sales less freight) in Aluminum Extrusions decreased $52.2 million, primarily due to lower sales volume and the pass-through of lower metal costs. Net sales in PE Films was relatively flat, primarily due unfavorable product mix, offset by increased volume. Net sales in Flexible Packaging Films decreased $17.2 million, primarily due to lower sales volume and lower selling prices that the Company believes are from excess offers in the market, driven by excess global capacity and competition in Brazil from imports, and the pass-through of lower resin costs. For more information on net sales and volume, see the Segment Operations Review below.
Other income (expense), net for the third quarter of 2023 remained consistent with the third quarter of 2022. See Note 5 for additional information.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 9.0% in the third quarter of 2023 compared to 11.9% in the third quarter of 2022. The gross profit margin in Aluminum Extrusions decreased primarily due to lower sales volume, higher labor and employee-related costs, lower pricing and higher supply expense associated with inflationary costs, partially offset by lower utility costs and lower freight rates. Additionally, the timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $1.2 million in the third quarter of 2023 versus a charge of $3.8 million in the third quarter of 2022. The gross profit margin in PE Films increased due to a higher Surface Protection contribution margin associated with favorable pricing and operating efficiencies and cost improvements associated with overwrap films. The gross profit margin in Flexible Packaging Films decreased primarily due to lower selling prices and lower sales volume, partially offset by lower raw material costs and lower fixed costs.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 13.3% in the third quarter of 2023 compared with 8.6% in the third quarter of 2022. While third quarter SG&A expenses and sales increased year-over-year, R&D expenses decreased due to lower R&D spend as a result of the PE Films technical center closure. Higher SG&A spending is primarily due to higher professional fees associated with business development activities, partially offset by lower employee-related compensation and lower stock-based compensation.

During the third quarter of 2023, the Company remeasured the pension plan, which resulted in a pre-tax pension settlement loss in the condensed consolidated results of operation of $25.6 million. The remeasurement of the pension benefit obligation and plan assets was triggered by $64.5 million of lump sum distributions from the pension plan assets which exceeded the pension plan's service and interest cost. See the Status of Current Corporate Strategic Initiatives below for more information.
In the third quarter of 2023, a non-cash partial goodwill impairment of $19.5 million was recognized, see the PE Films section in Segment Operations Review below for more information.
Other expenses increased to $4.7 million during the third quarter of 2023 due to the closure of the PE Films technical center in Richmond, Virginia and higher interest expense due to higher average debt levels and interest rates. See Note 1 and Note 12 for additional information.
The effective tax rate used to compute income taxes for the third quarter of 2023 was 20.9%, compared to 52.6% in the third quarter of 2022. The change in the effective tax rate is primarily due to a pre-tax loss in the three months ending September 30, 2023 versus pre-tax income in the three months ending September 30, 2022, and tax benefits related to the goodwill impairment, the pension settlement loss, and the treatment of Brazil income tax as creditable in the nine months ended September 30, 2023. See Note 9 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the third quarters of 2023 and 2022 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended September 30,
(In millions)	2023	2022
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$—
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$1.2	—
Storm damage to the Newnan, Georgia plant[1]	0.1	—
Total for Aluminum Extrusions	$1.4	$—
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Write-down of Richmond, Virginia Technical Center assets[3]	$3.4	$—
Richmond, Virginia Technical Center closure expenses[3]	0.3	—
Other restructuring costs - severance	0.8	0.5
Goodwill impairment	19.5	—
Total for PE Films	$24.0	$0.5
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	2.9	—
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.2	0.8
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	—	(0.1)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[2]	3.1	3.5
Pension settlement loss[2]	25.6	—
Total for Corporate	$31.8	$4.2
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. See “Status of Current Corporate Strategic Initiatives” below and Note 4 for additional information.
3. For more information, see "PE Films" section below.

Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In millions, except percentages)	2023	2022
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average outstanding debt balance	$138.2	$111.1
Average interest rate	7.4%	3.8%
First Nine Months of 2023 Compared with the First Nine Months of 2022
The following table presents a bridge of consolidated net income (loss) from the first nine months of 2022 to the first nine months of 2023 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the nine months ended September 30, 2022	$32,322
Income tax expense (benefit)	7,460
Income (loss) before income taxes for the nine months ended September 30, 2022	39,782
Increase (decrease) in income from increases (decreases) in the following items:
Sales	(213,934)
Other income (expense), net	(971)
Total	(214,905)
Increase (decrease) in income from (increases) decreases in the following items:
Cost of goods sold	144,598
Freight	8,642
Selling, general and administrative	1,916
Pension settlement loss	(25,612)
Goodwill impairment	(34,891)
Other	(6,151)
Total	88,502
Income (loss) before income taxes for the nine months ended September 30, 2023	(86,621)
Income tax expense (benefit)	(16,307)
Net income (loss) for the nine months ended September 30, 2023	$(70,314)
Sales in the first nine months of 2023 decreased by $213.9 million compared with the first nine months of 2022. Net sales (sales less freight) in Aluminum Extrusions decreased $145.5 million, primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in prices to cover higher operating costs during the first half of 2023. Net sales in PE Films decreased $26.6 million, primarily due to a decrease in sales volume in Surface Protection, resulting from weak demand in the consumer electronics market and customer inventory corrections in the first six months of 2023. Net sales in Flexible Packaging Films decreased $33.3 million, primarily due to lower sales volume and lower selling prices that the Company believes were mainly driven by customer inventory corrections earlier in the year and now are driven by excess offers in the market from global excess capacity and competition in Brazil from imports, and the pass-through of lower resin costs, partially offset by favorable product mix. For more information on net sales and volume, see the Segment Operations Review below.
Other income (expense), net was $0.2 million in the first nine months of 2023 compared to other income (expense), net of $1.2 million in the first nine months of 2022. The change in other income (expense), net is primarily due to cash consideration of $0.3 million received in January 2023 compared to $1.4 million received in May 2022 related to the customary post-closing adjustments on the sale of the investment in kaléo, which was sold in December 2021. See Note 5 for additional information.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 10.9% in the first nine months of 2023 compared to 15.9% in the first nine months of 2022. The gross profit margin in Aluminum Extrusions decreased primarily due to lower sales volume, higher labor and employee-related costs and higher supply expense, including higher paint expense associated with a shift to more painted product in the first six months of 2023 and inflationary costs for other supplies, and higher freight costs, partially offset by higher pricing and lower utility costs. Additionally, the timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at lower prices in a quickly changing commodity pricing environment, resulted in a charge of $0.8 million in the first nine months of 2023 versus a benefit of $1.7 million in the first nine months of 2022. In addition, the Company recorded an unfavorable out-of-period adjustment of $2.5 million related to inventory and accrued labor costs in the third quarter of 2022. The gross profit margin in PE Films decreased primarily due to a lower Surface Protection contribution margin for previously disclosed customer product transitions and for non-transitioning products associated with a market slowdown and customer inventory corrections, partially offset by operating efficiencies, overwrap films favorable mix and cost improvements. The gross profit margin in Flexible Packaging Films decreased primarily due to lower sales volume, lower selling prices, higher fixed costs and higher variable costs, partially offset by lower raw material costs and favorable product mix.
As a percentage of sales, SG&A and R&D expenses were 11.3% in the first nine months of 2023, compared with 8.5% in the first nine months of 2022. While SG&A and R&D expenses decreased 3.2% and 30.5% year-over-year, sales decreased $213.9 million or 28.5% compared with the prior year period. Lower SG&A spending was primarily due to lower employee-related compensation and lower stock-based compensation, partially offset by higher professional fees associated with business development activities.
During the first nine months of 2023, the Company remeasured the pension plan, which resulted in a pre-tax pension settlement loss in the condensed consolidated results of operation of $25.6 million. The remeasurement of the pension benefit obligation and plan assets was triggered by $64.5 million of lump sum distributions from the pension plan assets which exceeded the pension plan's service and interest cost. See the Status of Current Corporate Strategic Initiatives below for more information.
In the first nine months of 2023, a non-cash partial goodwill impairment of $34.9 million was recognized, see the PE Films section in Segment Operations Review below for more information.
Other expenses increased to $6.2 million during the first nine months of 2023 due to the closure of the PE Films technical center in Richmond, Virginia and higher interest expense due to higher average debt levels and interest rates. See Note 1 and Note 12 for additional information.
The effective tax rate used to compute income taxes for the first nine months of 2023 was 18.8%, unchanged compared to the effective tax rate in the first nine months of 2022. The effective tax rate in the first nine months of 2023 was impacted by tax benefits related to the goodwill impairment, the pension settlement loss, and the treatment of Brazil income tax as creditable in 2022 and 2023. These benefits were offset by the reversal of the discrete tax benefit recorded in the first quarter of 2022 and an increase in the valuation allowance related to deferred tax assets. See Note 9 for additional information.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first nine months of 2023 and 2022 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 10 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Nine Months Ended September 30,
(In millions)	2023	2022
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$—
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[2]	1.2	—
Storm damage to the Newnan, Georgia plant[2]	0.5	—
COVID-19-related expenses, net of relief[1]	—	0.1
Total for Aluminum Extrusions	$1.8	$0.1
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Write-down of Richmond, Virginia Technical Center assets[4]	$3.4	$—
Richmond, Virginia Technical Center closure expenses[4]	0.3	—
Other restructuring costs - severance	0.8	0.5
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[1]	—	0.2
Goodwill Impairment[4]	34.9	—
Total for PE Films	$39.4	$0.7
Flexible Packaging Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$—
(Gains) losses from sale of assets, investment writedowns and other items:
COVID-19-related expenses[1]	—	0.1
Total for Flexible Packaging Films	$0.1	$0.1
Corporate:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[2]	$4.8	$1.6
Professional fees associated with remediation activities related to internal control over financial reporting[2]	1.2	2.0
Write-down of investment in Harbinger Capital Partners Special Situations Fund[1]	0.2	—
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[2]	(0.2)	(0.3)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	9.9	10.4
Pension settlement loss	25.6	—
Total for Corporate	$41.5	$13.8
1. Included in “Other income (expense), net” in the condensed consolidated statements of income.
2. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
3. See “Status of Current Corporate Strategic Initiatives” below and Note 4 for additional information.
4. For more information, see "PE Films" section below.

Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2023	2022
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average outstanding debt balance	$145.1	$108.3
Average interest rate	6.8%	2.7%
Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2023	2022		2023	2022
Sales volume (lbs)	32,457	45,457	(28.6)%	105,511	137,427	(23.2)%
Net sales	$109,410	$161,649	(32.3)%	$364,607	$510,066	(28.5)%
Ongoing operations:
EBITDA	$5,113	$12,071	(57.6)%	$29,968	$57,885	(48.2)%
Depreciation & amortization	(4,683)	(4,416)	(6.0)%	(13,252)	(12,846)	(3.2)%
EBIT*	$430	$7,655	(94.4)%	$16,716	$45,039	(62.9)%
Capital expenditures	$4,489	$8,218		$17,862	$15,089
*See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Third Quarter 2023 Results vs. Third Quarter 2022 Results
Net sales (sales less freight) in the third quarter of 2023 decreased 32.3% versus the third quarter of 2022 primarily due to lower sales volume and the pass-through of lower metal costs. Sales volume in the third quarter of 2023 declined 28.6% versus the third quarter of 2022. Nonresidential B&C sales volume, which represented 53% of 2022 volume, declined 28.9% in the third quarter of 2023 versus the third quarter of 2022. Sales volume in the specialty market, which represented 29% of total volume in 2022, decreased 35.6% in the third quarter of 2023 versus the third quarter of 2022, primarily due to lower volume in the consumer durables sector. Sales volume in the automotive market, which represented 8% of total volume in 2022, increased 14.2% in the third quarter of 2023 versus the third quarter of 2022.
Beginning in the third quarter of 2022, the Company observed order cancellations and slowing order input as customers continued to report high inventory levels, which carried into 2023. Currently, the Company is experiencing sluggish demand in most markets. Open orders at the end of the third quarter of 2023 were 17 million pounds (versus 20 million pounds at the end of the second quarter of 2023 and 59 million pounds at the end of the third quarter 2022). This level is below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions that resulted in long lead times, driving a peak in open orders of approximately 100 million pounds during the first quarter of 2022. In addition, data indicates that aluminum extrusion imports have increased significantly in recent years, and some of Bonnell Aluminum’s customers may have sourced, and continue to source, aluminum extrusions from producers outside of the United States. The Company is participating as part of a coalition of members of the Aluminum Extruders Council who have filed a trade case against 15 countries in response to alleged large and increasing volumes of unfairly priced imports of aluminum extrusions since 2019.
EBITDA from ongoing operations in the third quarter of 2023 decreased $7.0 million or 57.6% versus the third quarter of 2022 primarily due to:
•Lower volume ($9.9 million), higher labor and employee-related costs ($1.4 million), lower pricing ($1.0 million), higher supply expense associated with inflationary costs ($0.1 million), higher SG&A expenses ($0.5 million) and higher freight rates ($0.4 million), partially offset by lower utility costs ($1.0 million); and
•The timing of the flow-through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $1.2 million in the third quarter of 2023 versus a charge of $3.8 million in the third quarter of 2022. In addition, the Company recorded an unfavorable out-of-period adjustment of $2.5 million related to inventory and accrued labor costs in the third quarter of 2022.
First Nine Months of 2023 Results v. First Nine Months of 2022 Results

Net sales in the first nine months of 2023 decreased 28.5% versus the first nine months of 2022 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in prices to cover higher operating costs in the first half of 2023. Sales volume in the first nine months of 2023 decreased by 23.2% versus the first nine months of 2022.
EBITDA from ongoing operations in the first nine months of 2023 decreased $27.9 million or 48.2% in comparison to the first nine months of 2022 primarily due to:
•Lower volume ($26.0 million), higher labor and employee-related costs ($3.5 million), lower labor productivity ($1.0 million), higher supply expense, including higher paint expense associated with a shift to more painted product in the first six months of 2023 and inflationary costs for other supplies ($3.1 million) and higher freight rates ($0.8 million), partially offset by higher pricing ($4.6 million), lower utility costs ($1.6 million) and lower SG&A expenses ($0.3 million); and
•The timing of the flow-through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $0.8 million in the first nine months of 2023 versus a benefit of $1.7 million in the first nine months of 2022. In addition, the Company recorded an unfavorable out-of-period adjustment of $2.5 million related to inventory and accrued labor costs in the third quarter of 2022.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $19 million in 2023, consistent with the previously disclosed projection. The Company has implemented stringent spending measures to control its financial leverage (see “Net Debt, Financial Leverage, Debt Covenants and Debt Refinancing” section for more information). In this regard, Bonnell Aluminum reduced projected capital expenditures in the second half of 2023 to $5 million to mainly support continuity of current operations versus broader spending of $14 million during the first half of the year. The most significant reduction relates to the multi-year implementation of new enterprise resource planning and manufacturing execution systems ("ERP/MES"). This project has been reorganized with an extended implementation period. As a result, the earliest “go-live” date for the new ERP/MES is 2025. The ERP/MES project commenced in 2022, with spending to-date of approximately $21 million. Depreciation expense is projected to be $16 million in 2023. Amortization expense is projected to be $2 million in 2023.
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2023	2022		2023	2022
Sales volume (lbs)	7,224	7,081	2.0%	20,837	27,273	(23.6)%
Net sales	$19,938	$20,059	(0.6)%	$56,036	$82,613	(32.2)%
Ongoing operations:
EBITDA	$4,037	$431	836.7%	$6,700	$14,543	(53.9)%
Depreciation & amortization	(2,111)	(1,579)	(33.7)%	(5,305)	(4,733)	(12.1)%
EBIT*	$1,926	$(1,148)	(267.8)%	$1,395	$9,810	(85.8)%
Capital expenditures	$431	$793		$1,506	$2,537
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Third Quarter 2023 Results vs. Third Quarter 2022 Results
Net sales in the third quarter of 2023 were relatively flat compared to the third quarter of 2022, with volume increases in both Surface Protection and overwrap films. Surface Protection sales volume in the third quarter of 2023 increased 1% versus the third quarter of 2022 and 39% versus the second quarter of 2023. The Company is projecting lower Surface Protection sales volume in the fourth quarter of 2023, in line with typical seasonality.
EBITDA from ongoing operations in the third quarter of 2023 increased $3.6 million versus the third quarter of 2022, primarily due to:
•A $1.7 million increase from Surface Protection:
◦Higher contribution margin associated with favorable pricing ($0.5 million), lower SG&A ($0.5 million), operating efficiencies ($0.5 million), and lower fixed costs ($0.8 million); and

◦No foreign currency transaction gain or loss in the third quarter of 2023 versus a gain of $0.5 million in the third quarter of 2022.
•A $1.9 million increase from overwrap films primarily due to cost improvements.
First Nine Months of 2023 Results v. First Nine Months of 2022 Results
Net sales in the first nine months of 2023 decreased 32.2% compared to the first nine months of 2022 primarily due to a decrease in sales volume in Surface Protection, resulting from weak demand in the consumer electronics market and customer inventory corrections in the first six months of 2023. Sales volume declined 34.2% in Surface Protection in the first nine months of 2023.
EBITDA from ongoing operations in the first nine months of 2023 decreased $7.8 million versus the first nine months of 2022, primarily due to:
•A $10.9 million decrease from Surface Protection:
◦Lower contribution margin for non-transitioning products associated with a market slowdown and customer inventory corrections ($12.8 million) and for previously disclosed customer product transitions ($0.7 million), partially offset by favorable pricing ($0.3 million), lower SG&A and other employee-related expenses and operating efficiencies ($2.1 million) and lower fixed costs ($1.3 million);
◦The pass-through lag associated with resin costs ($0.1 million charge in the first nine months of 2023 versus a benefit of $0.3 million in the first nine months of 2022); and
◦A foreign currency transaction gain of $0.3 million in the first nine months of 2023 versus a gain of $1.0 million in the first nine months of 2022.
•A $3.1 million increase from overwrap films primarily due to cost improvements and mix.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on resin prices.
Closure of PE Films Technical Center
On August 3, 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Future research & development activities for PE Films will be performed at the facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. The Company anticipates all activities to cease at the PE Films technical center in Richmond, VA, by the end of 2023. Including costs incurred through the first nine months ended September 30, 2023, the Company expects to recognize cash costs associated with exit activities of $1.7 million for: (i) severance and related costs ($0.8 million), (ii) vacating the facility lease (($0.6 million) payable through June 2025), and (iii) building closure costs ($0.3 million). In addition, the Company expects non-cash asset write-downs and accelerated depreciation of up to $3.7 million. Net annual cash savings of $3.4 million are anticipated, beginning in the fourth quarter of 2023.
Goodwill Impairment in Surface Protection
Manufacturers in the supply chain for consumer electronics continue to experience reduced capacity utilization and inventory corrections. In light of the continued uncertainty about the timing of a recovery for this market and the expected adverse future impact to the Surface Protection business, the Company performed a goodwill impairment analysis of the Surface Protection component of PE Films using projections that contemplate the expected market recovery and business conditions, including for its three significant customers. The analysis concluded that the fair value of Surface Protection was less than its carrying value, thus a non-cash partial goodwill impairment of $19.5 million ($15.1 million after deferred income tax benefits) was recognized during the third quarter of 2023 and $34.9 million ($27.0 million after deferred income tax benefits) during the first nine months of 2023. The Surface Protection reporting unit had goodwill of $22.4 million and $57.3 million as of September 30, 2023 and December 31, 2022, respectively.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $2 million in 2023, including $1 million for productivity projects and $1 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $7 million in 2023. There is no amortization expense for PE Films.

Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2023	2022		2023	2022
Sales volume (lbs)	22,163	28,889	(23.3)%	65,732	82,210	(20.0)%
Net sales	$30,111	$47,278	(36.3)%	$94,861	$128,117	(26.0)%
Ongoing operations:
EBITDA	$477	$7,830	(93.9)%	$2,076	$20,495	(89.9)%
Depreciation & amortization	(704)	(590)	(19.3)%	(2,115)	(1,723)	(22.8)%
EBIT*	$(227)	$7,240	(103.1)%	$(39)	$18,772	(100.2)%
Capital expenditures	$1,408	$2,501		$2,891	$7,310
* See the table in Note 10 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Third Quarter 2023 Results vs. Third Quarter 2022 Results
Net sales in the third quarter of 2023 decreased 36.3% compared to the third quarter of 2022 primarily due to lower sales volume, lower selling prices that the Company believes are driven by excess global capacity and competition in Brazil from Asian imports, and the pass-through of lower resin costs.
EBITDA from ongoing operations in the third quarter of 2023 decreased $7.4 million versus the third quarter of 2022, primarily due to:
•Lower selling prices from the pass-through of lower resin costs and margin pressures ($6.9 million) and lower sales volume ($3.7 million), partially offset by lower raw material costs ($2.3 million), lower fixed costs ($0.8 million) and lower SG&A expenses ($0.7 million);
•Foreign currency transaction gains ($0.2 million) in the third quarter of 2023 compared to foreign currency transaction gains ($0.1 million) in the third quarter of 2022; and
•Net unfavorable foreign currency translation of Real-denominated operating costs ($0.6 million).
First Nine Months of 2023 Results v. First Nine Months of 2022 Results
Net sales in the first nine months of 2023 decreased 26.0% compared to the first nine months of 2022 primarily due to lower sales volume, lower selling prices that the Company believes are driven by excess global capacity and competition in Brazil from Asian imports, and the pass-through of lower resin costs, partially offset by favorable product mix.
EBITDA from ongoing operations in the first nine months of 2023 decreased $18.4 million versus the first nine months of 2022 primarily due to:
•Lower sales volume ($8.3 million), lower selling prices from the pass-through of lower resin costs and margin pressures ($11.1 million), higher fixed costs ($1.1 million, primarily due to under absorption from lower production volumes) and higher variable costs ($2.0 million, including higher costs resulting from quality issues), partially offset by lower raw material costs ($3.9 million), favorable product mix ($0.4 million) and lower SG&A expenses ($0.9 million);
•Foreign currency transaction losses ($0.1 million) in the first nine months of 2023 compared to foreign currency transaction losses ($0.3 million) in the first nine months of 2022; and
•Net unfavorable foreign currency translation of Real-denominated operating costs ($1.1 million).
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on polyester fiber and component price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $4 million in 2023, including $1 million for new capacity for value-added products and productivity projects and $3 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $3 million in 2023. Amortization expense is projected to be $0.1 million in 2023.

Corporate Expenses, Interest & Other
Corporate expenses, net in the first nine months of 2023 remained flat compared to the first nine months of 2022 primarily due to higher professional fees associated with business development activities ($3.3 million), offset by lower accruals for employee-related compensation ($2.5 million) and lower external and internal audit fees ($0.6 million).
Interest expense of $7.8 million in the first nine months of 2023 increased $4.6 million compared to the first nine months of 2022 due to higher average debt levels and interest rates.
Status of Current Corporate Strategic Initiatives
The status of current corporate strategic initiatives is as follows:
Agreement to Sell Terphane
On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell Terphane to Oben Group (the “Contingent Terphane Sale”). Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Columbia. On October 27, 2023, the Company filed the requisite competition forms with the Administrative Council for Economic Defense (“CADE”) in Brazil. CADE published related materials for public comment on November 6, 2023. CADE’s deadline for completing its review is no later than September 23, 2024.
As of September 30, 2023, the Company has reported results for Terphane as a continuing operation, given the early stage of the approval process by authorities. If the sale transaction is completed, the Company expects to realize after-tax cash proceeds of $85 million after deducting projected Brazil withholding taxes, escrow funds, U.S. capital gains taxes and transaction costs. Actual after-tax proceeds may differ from estimates due to possible changes in deductions and the Company's tax situation during the potentially lengthy interim period to the closing date.
Pension Plan Termination
On September 27, 2023, the Company borrowed $30 million under the Credit Agreement in anticipation of the final funding expected for terminating its defined benefit pension plan obligation. On October 31, 2023, the Company used this cash to contribute $27.7 million to fully fund the pension plan with the amount necessary to allow for the subsequent transfer of the final annuity premium to Massachusetts Mutual Life Insurance Company, the selected insurer for the plan. On November 3, 2023, the pension plan termination and settlement process for the Company was completed, and the relevant pension plan obligation was transferred to Massachusetts Mutual Life Insurance Company. This completed the pension plan termination process that began in February 2022. As of September 30, 2023, the remaining unrecognized pre-tax actuarial losses reported in the accumulated other comprehensive income (loss) was $69.0 million.
Pension expense (all non-cash) under GAAP was $10.0 million in the first nine months of 2023 consistent with the first nine months of 2022, and is reflected in “Corporate expenses, net” in the accompanying net sales and EBITDA from ongoing operations by segment tables. Beginning in 2022, and consistent with no expected required minimum cash contributions, no pension expense has been included in calculating earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement (“Credit EBITDA”).
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2022 to September 30, 2023 are summarized below.

•Accounts and other receivables decreased $14.2 million (16.8%).
~~◦~~Accounts and other receivables in Aluminum Extrusions decreased $13.7 million primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in prices to cover higher operating costs. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 47.5 days for the 12 months ended September 30, 2023 and 48.7 days for the 12 months ended December 31, 2022.
◦Accounts and other receivables in PE Films remained relatively flat. DSO was approximately 28.1 days for the 12 months ended September 30, 2023, which was lower compared to 30.3 days for the 12 months ended December 31, 2022 due to the mix of sales to customers with shorter customer repayment terms during the first nine months of 2023.
◦Accounts and other receivables in Flexible Packaging Films decreased $1.4 million primarily due to lower volume and improved collection efforts during the nine months ended 2023. DSO was approximately 38.9 days for the 12 months ended September 30, 2023 and 41.1 days for the 12 months ended December 31, 2022.
•Inventories decreased $48.5 million (37.9%).
◦Inventories in Aluminum Extrusions decreased $27.7 million due to decreased raw material levels to align with demand and working capital targets. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 57.0 days for the 12 months ended September 30, 2023 and 53.6 days for the 12 months ended December 31, 2022.
◦Inventories in PE Films decreased $1.5 million due to lower raw materials associated with overwrap films. DIO was approximately 63.3 days for the 12 months ended September 30, 2023 and 66.8 days for the 12 months ended December 31, 2022.
◦Inventories in Flexible Packaging Films decreased $19.2 million primarily due to lower raw material purchases and lower finished goods levels as a result of lower sales volume. DIO of approximately 126.8 days for the 12 months ended September 30, 2023 was higher compared 108.0 days for the 12 months ended December 31, 2022 due to the lower Flexible Packaging Films 12-month average of costs of goods sold as a result of lower sales volume.
•Net property, plant and equipment decreased $0.6 million primarily due to depreciation expense of $19.5 million, the write-down of Richmond Technical Center assets of $3.4 million and a $0.7 million favorable change in the value of the U.S. dollar relative to foreign currencies, partially offset by capital expenditures of $22.2 million.
•Identifiable intangible assets, net decreased $1.4 million (12.0%) due to amortization expense.
•Deferred income tax assets increased $7.9 million primarily due to changes in other comprehensive income, a pre-tax loss, and a decrease in the deferred tax liability related to the goodwill impairment. See Note 9 for additional information.
•Accounts payable decreased $20.2 million (17.6%).
◦Accounts payable in Aluminum Extrusions decreased $12.4 million primarily due to lower raw material purchases and favorable vendor terms. DPO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 53.6 days for the 12 months ended September 30, 2023 and 64.2 days for the 12 months ended December 31, 2022.
◦Accounts payable in PE Films remained relatively flat. DPO was approximately 41.8 days for the 12 months ended September 30, 2023 and 51.0 days for the 12 months ended December 31, 2022.
◦Accounts payable in Flexible Packaging Films decreased $7.4 million primarily due to lower raw material purchases. DPO was approximately 63.0 days for the 12 months ended September 30, 2023 and 72.4 days for the 12 months ended December 31, 2022.
Net cash provided by operating activities was $44.2 million in the first nine months of 2023 compared to net cash used in operating activities of $23.2 million in the first nine months of 2022. The change in operating activities is primarily due to the contribution to the pension plan ($50 million) in 2022 and improved working capital due to factors discussed earlier in this section relating to accounts and other receivables, inventories and accounts payable.
Net cash used in investing activities was $22.0 million in the first nine months of 2023 compared to net cash used in investing activities of $24.1 million the first nine months of 2022. The decrease was due to lower capital expenditures ($3.3 million), partially offset by cash consideration of $0.3 million received in January 2023 compared to $1.4 million received in the May 2022 related to the customary post-closing adjustments on the sale of the investment in kaléo, which was sold in December 2021.

Net cash provided by financing activities was $7.7 million in the first nine months of 2023, compared to net cash provided by financing activities of $36.8 million in the first nine months of 2022. The change in financing activities was primarily due to lower net borrowings ($33.0 million) under the Credit Agreement during the first nine months of 2023 as compared to the first nine months of 2022 and lower dividends paid during the first nine months of 2023.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy short term material cash requirements related to working capital, capital expenditures, pension plan contributions, and debt repayments for at least the next twelve months. In the longer term, liquidity will depend on many factors, including results of operations, the timing and extent of capital expenditures, changes in operating plans or other events that would cause the Company to seek additional financing in future periods.
At September 30, 2023, the Company had cash and cash equivalents of $48.6 million, including cash and cash equivalents held in locations outside the U.S. of $12.5 million.
On June 29, 2022, Tredegar entered into a Second Amended and Restated Credit Agreement, which is a five-year, revolving, secured credit facility that matures on June 29, 2027. On August 3, 2023, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (collectively "the Credit Agreement"), which amended the primary restrictive covenants and decreased aggregate borrowings from $375 million to $200 million.
Net capitalization and indebtedness as defined under the Credit Agreement as of September 30, 2023 were as follows:

Net Capitalization and Indebtedness as of September 30, 2023
(In thousands)
Net capitalization:
Cash and cash equivalents	$48,604
Debt:
Credit Agreement	155,000
Debt, net of cash and cash equivalents	106,396
Shareholders’ equity	154,191
Net capitalization	$260,587
Indebtedness as defined in Credit Agreement:
Total debt	$155,000
Indebtedness	$155,000
Borrowings under the Credit Agreement bear an interest rate equal to SOFR plus a credit spread adjustment of 10 basis points ("Adjusted Term SOFR Rate"), plus a credit spread depending on the type of borrowings and commitment fees charged on the unused amount under the Credit Agreement at various Total Net Leverage Ratio levels as follows:

Pricing Under the Credit Agreement (Basis Points)
Total Net Leverage Ratio	Term Benchmark Spread	Commitment Fee
<= 1.0x	175.0	20
>1.0x but <=2.0x	187.5	25
>2.0x but <=3.0x	200.0	30
>3.0x but <=3.5x	212.5	35
>3.5x	225.0	40
At September 30, 2023, $155.0 million of the outstanding debt was principally priced at an interest rate equal to the Adjusted Term SOFR Rate plus the applicable credit spread of 200.0 basis points.
The primary restrictive covenants in the Credit Agreement include:
•Total Net Leverage Ratio covenant of: (i) 5.0x for the quarters ending September 30, 2023 through March 31, 2024, (ii) 4.75x for the quarter ending June 30, 2024, (iii) 4.25 for the quarter ending September 30, 2024, and (iv) 4.0x for the quarter ending December 31, 2024 and thereafter;
•Interest Coverage Ratio covenant of: (i) 2.50x for the quarters ending September 30, 2023 through June 30, 2024, (ii) 2.75x for the quarter ending September 30, 2024, and (iii) 3.0x for the quarter ending December 31, 2024 and thereafter; and

•Prohibiting dividend payments and share repurchases during fiscal quarters ending September 30, 2023 through December 31, 2024.
Under the Credit Agreement:
•Total Net Leverage Ratio is defined as the ratio of (a)(i) total indebtedness minus (ii) liquidity (the lesser of $50,000,000 and the aggregate amount of cash and cash equivalents) to (b) Credit EBITDA; and
•Interest Coverage Ratio is defined as the ratio of Credit EBITDA to interest expense.
The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. At September 30, 2023, based upon the restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $4.7 million. Total debt outstanding was $155.0 million and $137.0 million as of September 30, 2023 and December 31, 2022, respectively.
Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA, the Total Net Leverage Ratio and Interest Coverage Ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA, Total Net Leverage Ratio and Interest Coverage Ratio (in each case, as Defined in the Credit Agreement) Along with Related Primary Restrictive Covenants as of and for the Twelve Months Ended September 30, 2023

Computation of Credit EBITDA for the twelve months ended September 30, 2023 (In Thousands):
Net income (loss)	$(74,182)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	9,623
Depreciation and amortization expense for continuing operations	27,830
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	74,080
Charges related to stock option grants and awards accounted for under the fair value-based method	502
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	(6)
Total income tax benefits for continuing operations	(19,378)
Interest income	(151)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(262)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	13,881
Credit EBITDA	$31,937
Computations of Total Net Leverage Ratio and Interest Coverage Ratio at September 30, 2023:
Total Net Leverage Ratio	3.33x
Interest Coverage Ratio	3.32x
Primary restrictive covenants:
Prohibiting dividend payments and share repurchases during fiscal quarters ending September 30, 2023 through December 31, 2024.
Maximum Total Net Leverage Ratio permitted as of September 30, 2023	5.00x
Minimum Interest Coverage Ratio permitted as of September 30, 2023	2.50x
The Company had Credit EBITDA and a Total Net Leverage Ratio of $31.9 million and 3.33x (and 4.21x pro forma for final funding to terminate the pension plan), respectively, at September 30, 2023, versus the Credit EBITDA and Total Net Leverage Ratio at December 31, 2022 of $84.4 million and 1.39x, respectively.
The Company previously disclosed its intent to reduce the risk of a debt covenant violation during a severe cyclical downturn impacting all of its businesses at the same time (like the Company is currently experiencing) by investigating a transition from the existing “cash flow” based revolving credit facility (which uses Credit EBITDA) to an asset based revolving credit facility (“ABL”).
The Company took its first step in the planned migration to ABL financing on October 26, 2023, when Terphane Limitada, the Company’s wholly owned subsidiary in Brazil, borrowed $20 million secured by certain of its assets (the

“Terphane Brazil Loan”). This U.S. Dollar borrowing has a maturity date in five years, on October 30, 2028, with interest payable quarterly at an annual floating interest rate of the SOFR plus 5.99%. The SOFR rate was 5.31% as of October 26, 2023. Quarterly principal payments of $1.7 million begin starting in year 3 of the loan. There are no prepayment penalties. The Company expects that the Terphane Brazil Loan will be repaid (and collateral released) upon a closing of the Contingent Terphane Sale. On October 26, 2023, the Company borrowed $20 million from Terphane Brazil (the “Intercompany Loan”) at the same interest rate as the Terphane Brazil Loan, thereby transferring the funds to the U.S. The Company will repay the Intercompany Loan in conjunction with the closing of the Contingent Terphane Sale.
Between the dates of November 4, 2023 and November 8, 2023, the Company oversaw the execution of consent advice letters by a majority of the lending group to the Credit Agreement (collectively, the “Advice Letters”). Pursuant to the Advice Letters, subject only to satisfactory documentation, these lending group members confirmed their agreement to consent to an amendment to the Credit Agreement (the “Credit Agreement Amendment”) that amends the Credit Agreement to implement a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), which would expire on June 30, 2026. The permitted borrowings under the ABL Credit Facility will be based on a portion of eligible receivables, inventories, property, plant and equipment and cash and cash equivalents, as reduced by certain reserves. The Company is targeting the execution of the Credit Agreement Amendment by the end of 2023. The agreement to consent to the Credit Agreement Amendment by the majority of the lender group members expires on December 31, 2023. See Note 13 for additional information.
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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had an unfavorable impact of $0.5 million impact on EBITDA from ongoing operations for the third quarter of 2023 and an unfavorable impact on EBITDA from ongoing operations of $0.7 million in the first nine months of 2023 compared with the same periods of 2022.

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
As of December 31, 2022, the results of management’s testing of the design, implementation and operating effectiveness of controls identified that the Company continued to have material weaknesses in its internal control over financial reporting; however, the material weaknesses existing as of December 31, 2022 were limited to certain discrete items within the previously identified material weaknesses. As a result, management revised its original six step remediation plan that was designed with the assistance of management’s outside consultant, an internationally recognized accounting firm. As of September 30, 2023, the Company continues to execute its revised remediation plan, including the implementation of the new and revised internal controls over financial reporting.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of September 30, 2023, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Through the third quarter of 2023, the Company has completed certain steps in its revised remediation plan, including:
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

The remaining design and implementation of certain new and revised internal controls pertains to the expenditure process for the Aluminum Extrusion business, which is scheduled for completion in the fourth quarter of 2023. The Company previously expected to complete the design and implementation of all internal controls by the third quarter of 2023; however, the remediation of controls in the expenditure processes for the Aluminum Extrusion business has been delayed due to various factors, including resource constraints as a result of employee turnover in the third quarter of 2023 and the Company's focus on completing the design and implementation of internal controls associated with the revenue process for the Aluminum Extrusion business. In the processes where the Company has designed and implemented new and revised controls, management has commenced testing over the operating effectiveness of such controls.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. Except as noted above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II - OTHER INFORMATION
Item 1A. Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2022 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. Except as set forth below, there are no material updates or changes to our risk factors previously disclosed in the 2022 Form 10-K and the Second Quarter 2023 Form 10-Q.
The planned divestiture of the flexible packaging business (“Terphane”) to Oben Group is subject to a number of conditions beyond our control. On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell Terphane to Oben Group. Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Columbia. On October 27, 2023, the Company filed the requisite competition forms with the Administrative Council for Economic Defense (“CADE”) in Brazil, which the Company views as the primary competition authority regarding this matter. This filing followed a pre-filing phase for CADE’s initial review. CADE published related materials for public comment on November 6, 2023. CADE’s deadline for completing its review is no later than September 23, 2024.
It cannot be predicted with certainty whether all of the required closing conditions will be satisfied, waived or if other uncertainties may arise. Regulators could impose additional requirements or obligations as conditions for their approval, which may be burdensome. If such closing conditions are not met or additional obligations are imposed, the proposed sale may not be consummated, encounter delays, or experience other issues that are not currently anticipated.
Because the anticipated amendment to the Credit Agreement to implement the Company’s transition to a senior secured asset-based revolving credit facility has not been finalized and remains subject to satisfactory documentation, it may not be completed by the end of 2023. Between the dates of November 4, 2023 and November 8, 2023, the Company oversaw the execution of consent advice letters by a majority of the lending group to the Credit Agreement (the “Advice Letters”). Pursuant to the Advice Letters, these lending group members confirmed their agreement to consent to an amendment to the Credit Agreement (the “Credit Agreement Amendment”) to implement the Company’s transition to a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), subject to satisfactory documentation.
Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.
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

Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits.

2.1
Purchase and Sale Agreement, dated as of September 1, 2023, by and among Packfilm US LLC, Film Trading Importacao e Representacao Ltda., Terphane LLC, Terphane Limitada, Tredegar Film Products (Latin America), Inc., Terphane Acquisition Corporation II, TAC Holdings, LLC, Tredegar Investments LLC, Tredegar Corporation and Oben Holding Group S.A.C. (filed as Exhibit 2.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on September 5, 2023, and incorporated herein by reference).

3.1
Amended and Restated Bylaws of Tredegar Corporation, as of August 4, 2023 (filed as Exhibit 3.1 of Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on August 7, 2023, and incorporated herein by reference).

10.1
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of August 3, 2023, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 10.2 of Tredegar's Second Quarter 2023 Form 10-Q (File No. 1-10258), filed on August 9, 2023, and incorporated herein by reference).

10.2
Form of Executive Change-in-Control Severance Agreement (filed as Exhibit 10.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on October 4, 2023, and incorporated herein by reference).

10.3
Standard Buyout Commitment Agreement, dated October 31, 2023, by and between Tredegar Corporation and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.1 of Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on November 6, 2023, and incorporated herein by reference).

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

Tredegar Corporation
(Registrant)

Date:	November 9, 2023	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2023	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)