Form 10-K
period 2023-12-31
TREDEGAR CORP
filed 2024-03-15
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter): $278,307,771*
Number of shares of Common Stock outstanding as of March 8, 2024: 34,430,769

*
In determining this figure, an aggregate of 7,361,458 shares of Common Stock beneficially owned by John D. Gottwald, William M. Gottwald, and James T. Gottwald and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange on June 30, 2023.

Documents Incorporated By Reference
Portions of the Tredegar Corporation Proxy Statement for the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K
Year Ended December 31, 2023

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
The Company's reportable business segments are Aluminum Extrusions, PE Films and Flexible Packaging Films (also referred to as “Terphane”).
On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell Terphane to Oben Group (the “Contingent Terphane Sale”). Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Columbia. For more information see “Status of Current Corporate Strategic Initiatives - Agreement to Sell Terphane” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”).
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

Building & construction (“B&C”)- nonresidential
Commercial windows and doors, curtain walls, storefronts and entrances, automatic entry doors, walkway covers, ducts, louvers and vents, office wall panels, partitions and interior enclosures, acoustical walls and ceilings, point of purchase displays, pre-engineered structures, and flooring trims (Futura TransitionsTM by Bonnell Aluminum)

B&C - residential	Residential windows and doors, shower and tub enclosures, railing and support systems, venetian blinds, and swimming pools
Automotive & transportation	Automotive and light truck structural components, battery enclosures for electric vehicles, after-market automotive accessories, grills for heavy trucks, travel trailers and recreation vehicles
Consumer durables	Office furniture, pleasure boats, refrigerators and freezers, appliances and sporting goods
Machinery & equipment	Material handling equipment, conveyor systems, medical equipment, industrial fans and aluminum framing systems (TSLOTSTM by Bonnell Aluminum)
Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theater set structures and various standard profiles (including rod, bar, tube and pipe)
Electrical & renewable energy	Lighting fixtures, electronic apparatus, solar panel brackets and rigid and flexible conduits

Aluminum Extrusions’ net sales (sales less freight) by market segment for the years ended December 31, 2023, 2022 and 2021 is shown below:

% of Aluminum Extrusions Net Sales[1] by Market Segment
	2023	2022	2021
B&C:
Nonresidential	56%	53%	50%
Residential	8%	10%	10%
Automotive	10%	8%	8%
Specialty:
Consumer durables	8%	10%	10%
Machinery & equipment	9%	10%	8%
Electrical	6%	4%	6%
Distribution	3%	5%	8%
Total	100%	100%	100%
1. The Company uses net sales as its measure of revenues from external customers at the segment level. For more business segment information, see Note 13 “Business Segments” to the Consolidated Financial Statements included in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K (“Item 15”).

In 2023, 2022 and 2021, Aluminum Extrusions net sales accounted for approximately 70%, 71% and 67% of Tredegar’s consolidated net sales, respectively.
Open Orders. Overall open orders in Aluminum Extrusions were approximately $48.0 million, or 14 million pounds, at December 31, 2023 compared to approximately $136.0 million, or 41 million pounds, at December 31, 2022, a decrease of $88.0 million, or approximately 65%. This level is below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions that resulted in long lead times, driving a peak in open orders of approximately 100 million pounds during the first quarter of 2022. We believe that current open orders are below pre-pandemic levels due to higher interest rates, tighter lender requirements and the increase in remote working, which particularly impacts the non-residential B&C end-use market. In addition, data indicates that aluminum extrusion imports increased significantly in recent years, especially during the pandemic, and some of Aluminum Extrusions’ customers may have sourced, and continue to source, aluminum extrusions from producers outside the U.S. Sales volume for Aluminum Extrusions, which the Company believes is cyclical and seasonal in nature due to its end-use markets, was 138.5 million pounds in 2023, 174.7 million pounds in 2022 and 183.4 million pounds in 2021.
Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under annual contracts. Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K (“Item 7A”) for additional information on aluminum price trends. Aluminum Extrusions believes that it has adequate supply agreements for aluminum raw materials in 2024.
PE Films
PE Films produces surface protection films, polyethylene overwrap films and films for other markets. Tredegar’s Surface Protection unit produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™, ForceField PEARL®, Pearl A™ and Obsidian™ brand names. These films, which are manufactured at facilities in the U.S. and China, support manufacturers of optical and other specialty substrates used in high-technology applications, most notably protecting high-value components of flat panel and flexible displays used in televisions, monitors, notebooks, smartphones, tablets, e-readers, digital signage, semiconductors and automobiles during the manufacturing and transportation process. The Obsidian™ series of products is designed for usage in automotive applications. In 2023, 2022 and 2021, PE Films accounted for approximately 11%, 11% and 15% of Tredegar’s consolidated net sales, respectively.
Raw Materials. The primary raw materials used by PE Films are polyethylene and polypropylene resins. These raw materials are obtained from domestic and foreign suppliers at competitive prices. Refer to Item 7A for additional information on resin price trends. PE Films believes that there will be an adequate supply of polyethylene and polypropylene resins in the foreseeable future.

Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2023, 2022 and 2021 was primarily related to PE Films. During the third quarter of 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA. Future R&D activities will be performed at the facility in Pottsville, PA. R&D spending by the PE Films was approximately $2.9 million, $5.3 million and $5.7 million in 2023, 2022 and 2021, respectively.
Customers. PE Films’ products are sold primarily in the U.S. and Asia, with the top four customers, collectively, comprising 87% of its net sales in 2023 and 88% in 2022 and 2021. No single PE Films customer exceeds 10% of Tredegar’s consolidated net sales. For additional information, see Item 1A. “Risk Factors” of this Form 10-K (“Item 1A”).
Flexible Packaging Films
Flexible Packaging Films produces PET-based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. These differentiated, high-value films are primarily manufactured in Brazil and sold in Latin America and the U.S. under the Terphane®, Sealphane® and Ecophane® brand names. Major end uses include food packaging and industrial applications. Flexible Packaging Films competes in all of its markets on the basis of product quality, service and price. In 2023, 2022 and 2021, Terphane accounted for approximately 19%, 19% and 18% of Tredegar’s consolidated net sales, respectively.
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
General
Intellectual Property. Tredegar considers patents, licenses and trademarks to be material to PE Films. On December 31, 2023, PE Films held 37 patents (including 6 U.S. patents), and 66 registered trademarks (including 4 U.S. registered trademarks). Flexible Packaging Films held 1 U.S. patent and 17 registered trademarks (including 4 U.S. registered trademarks). Aluminum Extrusions held no U.S. patents and 3 U.S. registered trademarks. As of December 31, 2023, these patents had remaining terms of 0.5 to 17 years.
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
The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Several of the Company’s manufacturing operations result in emissions of carbon dioxide or GHG and are subject to the current GHG regulations. The Company’s compliance with environmental regulations has yet to require significant capital expenditures; however, environmental standards tend to become more stringent over time. Therefore, in order to comply with current or future environmental legislation or regulations, the Company may be subject to additional capital expenditures, operating expenses or other compliance costs, the amounts and timing of which are not presently determinable, but which could be significant, including constructing new facilities or modifying existing facilities.
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

Human Capital Management.
Overview
Tredegar employed approximately 1,900 people at December 31, 2023 located in the U.S., Brazil, and Asia, of which 75% are located in the U.S. Approximately 15% of the Company’s employees are represented by labor unions located in the U.S. under various collective bargaining agreements with varying durations and expiration dates, none of which expire before 2025. All of Tredegar’s Brazilian employees are represented by a national labor union. Generally, the total number of employees of Tredegar does not significantly fluctuate throughout the year. However, acquisition or divestiture activity, or changes in the level of business activity may impact employee levels.
Health and Safety
Tredegar has continuously exceeded the industry standards for safety in each of its respective manufacturing sectors. The Company uses various forms of employee safety metrics to assess the health and safety performance of its Aluminum Extrusions, PE Films and Flexible Packaging operations, including employee safety data which is available on the Company’s website at www.tredegar.com/about-tredegar/our-broader-commitments/committed-to-our-employees/.
Additionally, Aluminum Extrusions has on-site health clinics at its Carthage and Clearfield facilities. These clinics allow Aluminum Extrusions to invest in its people, provide more personal and more thorough healthcare to employees, and enhance the employer-employee relationship. Collectively, the Carthage and Clearfield clinics serve over 600 employees.
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
Item 1A.    RISK FACTORS
There are a number of risks and uncertainties that could have a material adverse effect on the Company’s businesses and its consolidated financial condition, results of operations or cash flows. The following risk factors should be considered, in addition to the other information included in this Form 10-K, when evaluating Tredegar and its businesses.
Risks Related to Tredegar’s Corporate Strategic Initiatives and Indebtedness
•The planned divestiture of Terphane to Oben Group is subject to a number of conditions beyond our control. On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell Terphane to Oben Group. Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Colombia. On October 27, 2023, the Company filed the requisite competition forms with the Administrative Council for Economic Defense (“CADE”) in Brazil, which the Company views as the primary competition authority regarding this matter. This filing followed a pre-filing phase for CADE’s initial review. CADE’s maximum deadline for completing its review is no later than November 18, 2024. The merger review regarding the transaction was cleared by the Colombian authority in early February 2024.
As usual, it cannot be predicted with certainty whether all of the required closing conditions will be satisfied, waived or if other uncertainties may arise. While the regulatory review process is ongoing and in line with the Company’s expectations, regulators could impose additional requirements or obligations as conditions for their approval, which may be burdensome. If such closing conditions are not met or additional obligations are imposed, the proposed sale may not be consummated, encounter delays, or experience other issues that are not currently anticipated.
•The Company’s failure to successfully transition to the reporting requirements for its asset-based revolving credit facility (“ABL Facility”), which matures on June 30, 2026, or an unexpected downturn in the markets could adversely impact the Company’s financial position and results of operations. On December 27, 2023, the Company entered into the ABL Facility, which provides the Company with $180 million senior secured asset-based revolving credit facility that will expire on June 30, 2026. The ABL Facility amended the Company’s existing $200 million revolving, secured credit facility that was cash flow-based. Availability under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment.
A number of factors could affect the Company’s ability to successfully complete its transition from its prior cash flow-based revolving credit facility to the current asset-based facility. These factors include:
•Failure to establish processes associated with the ABL Facility’s reporting requirements, which are currently on a monthly basis but could change to a weekly cadence if at any time the borrowing availability falls below 10% of the maximum aggregate principal amount. Failure to timely report could result in an Event of Default (as defined in the ABL Facility), which if not waived, would permit the lenders, at their option, to accelerate all outstanding debt under the ABL Facility. Should the lenders elect to accelerate the debt under the ABL Facility, a cross-default would be triggered under the Terphane Brazil Loan (as defined below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K (“Item 7”)).
•Because the Company is currently subject to a Cash Dominion Period (as defined in Item 7), it is required to borrow cash to fund working capital, capital expenditures, business development activity, and other general corporate purposes, which limits its financial flexibility;
•Advances on accounts receivable and inventory are subject to change based on periodic commercial finance examinations and appraisals, and the real property, machinery and equipment values included in the borrowing base are subject to change based on periodic appraisals, which could reduce borrowing availability under the ABL Facility; and
•If a Material Adverse Effect (as defined in the ABL Facility) has occurred, the Company will not be able to continue to borrow under the ABL Facility.
In addition, a significant deterioration in the Company’s accounts receivable or inventory levels due to depressed economic conditions, weak consumer spending, turmoil in the credit markets or other factors, could restrict its ability to service its indebtedness or borrow additional funds.
Upon the earlier of March 31, 2025 or the date the Company receives the proceeds from the Contingent Terphane Sale (the “ABL Adjustment Date”), borrowing availability under the ABL Facility will be reduced from $180 million to $125 million. If the Contingent Terphane Sale is not completed by the ABL Adjustment Date, the Company may have to undertake alternative financing plans, subject to the limitations imposed by the ABL Facility, including limitations on its ability to:
•refinance or restructure its indebtedness;
•sell assets; and
•raise additional capital.
The Company may be unable to implement alternative financing plans on commercially reasonable terms or at all, and any such alternative financing plans might be insufficient to allow it to make principal and interest payments on its indebtedness required as a result of the ABL Adjustment Date and the reduction of borrowing availability under the ABL Facility to $125 million. The Company’s ability to restructure or refinance its indebtedness will depend on, among other things, its existing financial condition, projections of business conditions, sales, Credit EBITDA, net cash flow, net leverage and the condition of the capital markets at such time. Any refinancing of the Company’s indebtedness could be at higher interest rates and could require it to comply with additional covenants, which could further restrict the Company’s business operations.
Noncompliance with any of the covenants of the ABL Facility could result int an Event of Default, which if not cured or waived, would permit the lenders, at their option, to accelerate all outstanding debt under the ABL Facility.
Risks Related to All Tredegar’s Businesses
•Recent macroeconomic factors, including inflation, high interest rates, recession risks and other lagging effects of the COVID-19 pandemic, have caused downturns in key markets and created other commercial disruptions, which have and could further adversely impact our businesses. Products sold to key end-use markets, including the B&C and consumer electronics markets, represent a significant portion of our revenue. Because these markets are tied closely to overall economic performance, macroeconomic factors have and could further cause changes to demand for our products. These factors include: (i) inflation; (ii) high interest rates; (iii) recession risks; (iv) disruptions to supply chains; (v) other interruptions of international and regional commerce; and (vi) other lagging effects of the COVID-19 pandemic. Price erosion may occur as competitors become more aggressive in pricing practices. To the extent that these factors reduce demand for our products, our business, financial position, results of operations and cash flows could be adversely impacted.
•Tredegar’s performance is influenced by costs incurred by its operating companies, including the cost of raw materials and energy. These costs include the cost of aluminum (the raw material on which Aluminum Extrusions primarily depends), resin (the raw material on which PE Films primarily depends), PTA and MEG (the raw materials on which Flexible Packaging Films primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity, diesel fuel and paint. Aluminum, resin and natural gas prices are volatile as shown in the charts in Item 7A. The Company attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to customers or that Tredegar will be able to offset fully or on a timely basis the effects of higher costs. Further, the Company’s cost control efforts may not be sufficient to offset any increases in raw materials, energy or other costs.

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
•Disruptions at one of the Company’s major manufacturing facilities could negatively impact financial results. Tredegar believes it has implemented measures to minimize the risks of disruption at its facilities. However, a disruption could occur as a result of any number of events: an equipment failure with repairs requiring long lead times, labor stoppages or shortages, cybersecurity attacks, utility disruptions, constraints on the supply or delivery of critical raw materials, and severe weather conditions, including potential flooding at the Aluminum Extrusions facility located in Carthage, TN, which is located in a 50-year flood plain. A material disruption in one of the Company’s operating locations could negatively impact production and the Company’s consolidated financial condition, results of operations and cash flows.
Risks Related to Aluminum Extrusions
•Sales volume and profitability of Aluminum Extrusions is cyclical and seasonal and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector. Aluminum Extrusions’ end-use markets can be cyclical and subject to seasonal swings in volume. In addition, changes in architectural design, demographic, and/or remote work trends could negatively impact the overall commercial construction industry. Because of the capital-intensive nature and level of fixed costs inherent in the aluminum extrusions business, the percentage drop in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations in a cyclical downturn will likely exceed the percentage drop in volume. In addition, during an economic slowdown, excess industry capacity often drives increased pricing pressure in many end-use markets as competitors seek to protect their position with key customers. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts (including a greater chance of loss associated with customers defaulting on fixed-price forward sales contracts) that usually accompany a downturn.
•Unfairly traded imports of aluminum extrusions could injure or threaten with injury America’s domestic aluminum extrusions industry, which could have an adverse effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.
1.Failure to prevent foreign competitors from evading anti-dumping and countervailing duties, or failure to reinstate the Aluminum Tariff on aluminum extrusions, could adversely impact Aluminum Extrusions. In 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported into the U.S. from certain countries; however, in December 2020, the Department of Commerce (“DOC”) introduced a tariff exclusion process, granting applicants with tariff exclusions. In response to large and increasing volumes of unfairly traded imports of extrusions associated with these tariff exclusions, a coalition of U.S. domestic producers filed petitions with the DOC and U.S. International Trade Commission (“ITC”). In November 2023, the ITC found that there is a reasonable indication that the American aluminum extrusions industry is materially injured or threatened with injury due to imports from 14 countries, including China. The ITC’s preliminary determination found that subject import volumes were significant and increasing, and that with regard to pricing, subject imports predominantly undersold the domestic product by volume in each year of the period of investigation. On March 5, 2024, the DOC announced its preliminary finding that the governments of China, Indonesia, Mexico and Turkey unfairly subsidize their aluminum extrusion industries. The DOC calculated a range of affirmative preliminary countervailing duties from each country. A preliminary anti-dumping determination for these four countries and the 10 other countries included in the initial petition is expected in May 2024. The Company expects the final ITC vote to occur in late 2024. A failure by, or the inability of, U.S. trade officials to restore the import tariff in its full format could have an adverse effect on the businesses, financial condition, results of operations and cash flows of Aluminum Extrusions.
2.The duty-free importation of goods allowed under the United States-Mexico-Canada Agreement (“USMCA”), or other free trade agreements or duty-preference regimes, could result in lower demand for aluminum extrusions made in the U.S. As noted above, in March 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported into the U.S. from certain countries, including countries from which Aluminum Extrusions has historically sourced aluminum products.  In September 2019, the U.S., Canada and Mexico entered into the USMCA.  As a result of the 10% tariffs on aluminum ingot imported to the U.S. and the duty-free importation of goods allowed under USMCA, aluminum extrusions made in Canada and Mexico that are able to take advantage of duty-preference programs upon importation into the United States are free of the

10% tariff and can now be imported into and sold in the U.S. at very competitive prices.  This could result in lower demand for aluminum extrusions made in the U.S., which could negatively affect Aluminum Extrusions’ business, results of operations, financial condition and cash flows.
•The markets for Aluminum Extrusions’ products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,100 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, automotive and other transportation, machinery and equipment, electrical and consumer durables. No single Aluminum Extrusions’ customer exceeds 4% of consolidated net sales. Future success and prospects depend on Aluminum Extrusions’ ability to provide superior service, high quality products, timely delivery and competitive pricing to retain existing customers and participate in overall industry cross-cycle growth. Failure in any of these areas could lead to a loss of customers, which could have an adverse effect on the business, financial condition, results of operations and cash flows of Aluminum Extrusions.
•The failure to successfully implement the new enterprise resource planning and manufacturing execution systems could adversely impact the Aluminum Extrusions business and results of operations. In January 2022, Aluminum Extrusions commenced the implementation of new enterprise resource planning and manufacturing execution systems (“ERP/MES”) across all locations of the Aluminum Extrusions business. The implementation of these systems is a major undertaking from a financial, management, and personnel perspective. The implementations have been more difficult, time consuming and costly (approximately $21 million of spending to date) than expected. This project, which was expected to be completed in 2024, has been reorganized with an extended implementation period, due to the implementation of stringent spending measures to control financial leverage. As a result, the earliest “go-live” date for the new ERP/MES is 2025. There can be no assurance that these systems will be beneficial to the extent anticipated. Any additional disruptions, delays or deficiencies in the design and implementation of the new systems could adversely affect our financial position, results of operations and cash flows.
Risks Related to PE Films
•PE Films is highly dependent on sales associated with relatively few large customers. PE Films’ top four customers comprised approximately 10%, 10% and 13% of Tredegar’s consolidated net sales in 2023, 2022 and 2021, respectively. The loss or significant reduction of sales associated with one or more of these customers without replacement by new business could have an adverse effect on the Company. Surface Protection sales have been adversely impacted by weak market demand and competitive pricing. Customer demand for electronics has continued to deteriorate since the third quarter of 2022, causing manufacturers in the supply chain to experience reduced capacity utilization and inventory corrections. Consequently, results of operations for PE Films have been adversely impacted by weak demand for Surface Protection products.
While PE Films is undertaking efforts to expand its customer base, there can be no assurance that such efforts will be successful, or that they will offset any loss of sales and profits associated with large customer declines.
•The failure of PE Films’ customers to achieve success or maintain market share could adversely impact PE Films’ sales and operating margins. PE Films’ plastic films are used in the production of various consumer products sold worldwide. Our customers’ ability to successfully develop, manufacture and market those products is integral to PE Films’ success. Cyclical downturns and changing consumer preferences, particularly those driven by changes in technology, may negatively affect businesses that use PE Films’ plastic film products, which could adversely affect sales and operating margins. Other factors that could adversely affect the business include (i) failure by a key customer to achieve success or maintain share in markets in which they sell products containing PE Films’ materials, including as a result of customer preferences for products other than plastics, (ii) key customers using products developed by others that replace PE Films’ business with such customers, (iii) delays in a key customer rolling out products utilizing new technologies developed by PE Films, and (iv) operational decisions by a key customer that result in component substitution, inventory reductions and similar changes.
•The Company’s inability to protect its intellectual property rights or its infringement of the intellectual property rights of others could have an adverse impact on PE Films. The continued success of PE Films’ business depends on its ability not only to protect its own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Intellectual property litigation is very costly and could result in substantial expense and diversions of Company resources, both of which could adversely affect its consolidated financial condition, results of operations and cash flows. In addition, there may be no effective legal recourse against infringement of the Company’s intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors.
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
•Further impairment of the Surface Protection reporting unit’s goodwill could have a non-cash adverse impact on our results of operations. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). The valuation of goodwill depends on a variety of factors, including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as Company and reporting unit factors, and goodwill impairment valuations can be sensitive to assumptions associated with such factors. Failure to successfully achieve projections could result in future impairments.
Risks Related to Flexible Packaging Films
•Overcapacity in Latin American polyester film production and governmental failure to extend anti-dumping duties in Brazil on imported products or prevent competitors from circumventing such duties could adversely impact Flexible Packaging Films. In recent years, excess global capacity in the industry has led to increased competitive pressures from imports into Brazil. The Company believes that these conditions have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins for Flexible Packaging Films. Favorable anti-dumping rulings or countervailing duties are in effect for products imported from China, Egypt, India, Mexico, United Arab Emirates, Peru and Bahrain. Competitors not currently subject to anti-dumping duties may choose to utilize their excess capacity by selling product in Brazil, which may result in pricing pressures that Flexible Packaging Films may not be able to offset with cost savings measures and/or manufacturing efficiency initiatives.
In May 2021, the Brazilian authorities concluded the sunset review relating to the anti-dumping process for polyester film imported from China, India and Egypt, and decided to extend duties for another five years. However, due to its doubts that films would continue to be imported from China and Egypt, the government immediately suspended the implementation of the tariffs for those countries but agreed that if in the future there were volumes imported from China or Egypt which were harming the Brazilian market, authorities may promptly reinstate tariffs. Importing from Egypt increased in Brazil during 2023; therefore, Terphane requested the application of anti-dumping tariffs for Egypt, which was accepted by the Brazilian Government. These tariffs went into effect starting in November 2023. For films imported from India, the Brazilian authorities also reviewed measures against countervailing duties and extended those for five years as well.
In February 2024, the Brazilian Government determined that the anti-dumping measures against Mexico and United Arab Emirates should be extended for a five-year period and anti-dumping measures against Turkey should be removed.
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
Other Business Risks
•A failure in the Company’s information technology systems as a result of cybersecurity attacks or other causes could negatively affect Tredegar’s business. The Company depends on information technology (“IT”) to record and process customer orders, manufacture and ship products in a timely manner, secure its production processes and know-how, maintain the financial accuracy of its business records and maintain personally identifiable information of its employees. An IT system failure due to computer viruses, internal or external security breaches, cybersecurity attacks or other malicious causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities and properly report transactions in a timely manner. Increased global IT security threats and cyber-crime pose a potential risk to the security and availability of the Company’s IT systems, networks and services, including those that are managed, hosted, provided or used by third parties, as well as to the confidentiality, availability and integrity of the Company’s data. Additionally, increased cybersecurity risk arises due to certain employees working remotely. To date, interruptions of the Company’s IT systems have been infrequent, and Tredegar has not experienced a material cybersecurity incident. A significant prolonged failure of or security breach of the IT systems, networks or service providers the Company relies upon, or a loss or disclosure of business or other sensitive information, or personally identifiable information, as a result of a cybersecurity incident or other cause, could result in substantial costs to the Company, damage to the Company’s reputation, regulatory enforcement actions and lawsuits and could adversely affect the Company’s business, results of operations, financial condition or cash flows.
•The Company’s results of operations, financial condition and cash flows have been and could be impacted by the macroeconomic effects of a pandemic. The COVID-19 pandemic had multiple adverse effects on the global economy, including short-term impacts affecting labor supply and causing supply chain disruptions which led to inflationary pressures. In addition, the pandemic resulted in certain after-shocks and structural shifts, which have adversely impacted Tredegar’s markets.
In the event of a future pandemic, Tredegar’s businesses, our suppliers, contractors and third-party logistic providers could experience conditions similar to those associated with the COVID-19 pandemic, including facility closures, labor constraints, supply chain disruptions and other challenges. These challenges could impact our ability to maintain sufficient inventory and to accurately predict demand or lead times, which could inhibit our ability to service customer demand. Additionally, a future pandemic could heighten other risks described above.
•Tredegar is subject to current and future governmental regulations, including environmental laws and regulations, and could become exposed to liabilities and costs associated with such regulation. The Company is subject to regulation by local, state, federal and foreign governmental authorities.  New laws and regulations, or changes to existing laws, including those relating to environmental matters (including global climate change and plastic products), and privacy matters, could subject Tredegar to significant additional capital expenditures, operating expenses or other compliance costs. Moreover, future developments in federal, state, local and international laws and regulations, including environmental laws, are difficult to predict. Environmental laws and privacy restrictions have become and are expected to continue to become increasingly strict. As a result, Tredegar expects to be subject to new environmental and privacy laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Tredegar’s business model depends on the efficiency and reliability of its information systems, networks, and essential assets, with a portion of these systems and networks being administered by third-party service providers. Tredegar’s Cybersecurity Program (the “Program”), which was designed utilizing a risk-based approach, was developed to not only prevent, identify, investigate, resolve, and mitigate potential cybersecurity vulnerabilities within Tredegar but also to enhance the information security posture of Tredegar’s operations involving third-party service providers.
Tredegar entrusts the third-party service providers with the responsibility to institute security measure protocols that are appropriately and proportionally tailored to the corresponding risks. Additionally, Tredegar also periodically conducts assessments of the third-party service providers’ security frameworks to verify the implementation of adequate security measures, to safeguard Tredegar against potential vulnerabilities.
The Program leverages a blend of automated systems, manual operations, and external evaluations to proactively identify and mitigate potential cybersecurity threats. Key components of the program include Tredegar’s Cybersecurity Incident Response Plan and Cyber Crisis Management Plan. These plans encompass a strategic approach that includes detection of threats, thorough analysis of cybersecurity incidents to determine whether timely notification to the Board of Directors is necessary, containment of incidents, eradication or mitigation of threats, recovery processes, and a comprehensive post-incident review.
To further strengthen its cybersecurity posture, Tredegar employs third-party consultants who work with the internal audit and information technology (“IT”) departments to assess Tredegar’s information security program and practices, including incident management, service continuity, and information security compliance programs, and identify areas for improvement.

The results of such an assessment are regularly presented to the Audit Committee. Notably, these assessments include periodic penetration tests, which allow Tredegar to identify vulnerabilities, refine procedures, and enhance its crisis management and recovery capabilities. The Program is also supported by an organizational structure, involving collaboration across various business sectors and an interdisciplinary Global Data Protection and Cybersecurity Oversight Team that meets regularly to identify information security risks and appropriate risk mitigation strategies. Additionally, because Tredegar recognizes the significant role that its employees play in information security, it provides annual formal information security training to all of its employees that covers critical topics such as phishing and email security best practices.
Tredegar’s IT Director has over 10 years of cybersecurity expertise, including a robust history of similar roles, cybersecurity certifications from EC-Council and ODU Global and holds a degree in Computer Science from Universidade Catolica de Pernambuco and an MBA in IT Management from Universidade Federal de Pernambuco. Our IT Director is responsible for overseeing the Program, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. Tredegar’s IT Director also regularly collaborates closely with key management, including the Chief Financial Officer, General Counsel, Compliance Manager, and Human Resources Executive Director, to foster effective communication within Tredegar.
The Board is responsible for risk management, with specific oversight of cybersecurity risks being delegated to the Audit Committee. The Audit Committee receives updates from the IT Director at each of its quarterly meetings. These updates encompass an assessment of Tredegar’s cybersecurity risk profile, including the efficacy of Tredegar’s cybersecurity policies, procedures, strategies, and areas of emerging risk. Additionally, the Board receives annual, but often more frequent, updates on Tredegar’s cybersecurity systems.
Item 2.    PROPERTIES
General
Most of the improved real property and the other assets used in the Company’s operations are owned. Certain of the owned property is subject to an encumbrance under the ABL Facility. See Note 7 “Debt and Credit Agreements” to the Consolidated Financial Statements in Item 15 for more information.
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
The Company’s principal manufacturing plants and facilities as of December 31, 2023 are listed below:
Aluminum Extrusions

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Carthage, Tennessee Clearfield, Utah (leased) Elkhart, Indiana Newnan, Georgia Niles, Michigan	None	Production of aluminum extrusions, fabrication and finishing
PE Films

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Pottsville, Pennsylvania	Guangzhou, China	Production of plastic films
Flexible Packaging Films

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Bloomfield, New York (technical center and production facility)	Cabo de Santo Agostinho, Brazil	Production of PET-based films
Item 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is set forth in Note 16 "Contingencies" to the Consolidated Financial Statements in Item 15 and is hereby incorporated herein by reference.

Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Tredegar’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “TG”. There were 34,430,769 shares of common stock held by 1,559 shareholders of record on March 8, 2024.
Dividend Information
Prior to the third quarter of 2023, Tredegar paid a regular cash dividend every quarter since becoming a public company in July 1989. Under the ABL Facility, the Company is prohibited from making dividend payments during the fiscal quarters ending September 30, 2023 through December 31, 2024. See Note 7 “Debt and Credit Agreements” to the Consolidated Financial Statements in Item 15 for more information on the Company’s ABL Facility.
All decisions with respect to the declaration and payment of future dividends will be made by the Board in its sole discretion based upon earnings, financial condition, anticipated cash needs and other such considerations as the Board deems relevant.
Issuer Purchases of Equity Securities
On January 7, 2008, Tredegar announced that the Board approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of the Company’s outstanding common stock. The authorization has no time limit. Tredegar did not repurchase any shares in the open market or otherwise in 2023, 2022 or 2021 under this standing authorization. The maximum number of shares remaining under this standing authorization was 1,732,003 at December 31, 2023. Under the ABL Facility, the Company is prohibited from making share repurchases during the fiscal quarters ending September 30, 2023 through December 31, 2024.

Stock Performance Graph
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2023. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.

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
This section provides discussion and a year-to-year comparison for the years ended December 31, 2023 and 2022.
Business Overview
General
Tredegar Corporation is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American B&C, automotive and specialty end-use markets through its Aluminum Extrusions segment; surface protection films for high-technology applications in the global electronics industry through its PE Films segment; and specialized polyester films primarily for the Latin American flexible packaging market through its Flexible Packaging Films segment. With approximately 1,900 employees, the Company operates manufacturing facilities in North America, South America, and Asia.
EBITDA from ongoing operations is the measure of segment profit and loss used by Tredegar’s chief operating decision maker (“CODM”) for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
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
Sales were $704.8 million in 2023 compared to $938.6 million in 2022. Net income (loss) was $(105.9) million ($(3.10) per diluted share) in 2023, compared with net income (loss) of $28.5 million ($0.84 per diluted share) in 2022.
2023 Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions of $38.0 million was $28.8 million lower than the year of 2022.
•EBITDA from ongoing operations for PE Films of $11.2 million was $0.7 million lower than the year of 2022.
•EBITDA from ongoing operations for Flexible Packaging Films of $4.4 million was $23.1 million lower than the year of 2022.
Gains and losses associated with exit and disposal activities, plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.

Results of Operations
2023 versus 2022
The following table presents a bridge of consolidated net income (loss) from the year of 2022 to the year of 2023 with related management’s discussion and analysis below the table.

(In thousands)
Net income (loss) for the year ended December 31, 2022	$28,455
Income tax expense (benefit)	4,389
Income (loss) before income taxes for the year ended December 31, 2022	32,844
Change in income (loss) from increases (decreases) in the following items:
Sales	(233,739)
Other income (expense), net	(3,156)
Total	(236,895)
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	164,932
Freight	8,049
Selling, general and administrative	2,583
Research and development	2,453
Interest expense	(6,617)
Pension settlement loss	(92,291)
Goodwill impairment	(34,891)
Other	(197)
Total	44,021
Income (loss) before income taxes for the year ended December 31, 2023	(160,030)
Income tax expense (benefit)	(54,125)
Net income (loss) for the year ended December 31, 2023	$(105,905)
Sales in 2023 decreased by 24.9% compared with 2022. Net sales decreased 25.6% in Aluminum Extrusions primarily due to lower sales volume and the pass-through of lower metal costs. Net sales decreased 21.3% in PE Films primarily due to lower volume in Surface Protection, resulting from weak demand in the consumer electronics market and customer inventory corrections during 2023. Net sales decreased in Flexible Packaging Films by 24.9% primarily due to lower sales volume and lower margin that the Company believes are driven by excess global capacity and competition in Brazil from imports, partially offset by favorable product mix. For more information on changes in net sales and volume, see the Segment Operations Review section below.
Other income (expense), net was $(2.1) million in 2023 compared to $1.0 million in 2022. The change in other income (expense), net was primarily due a $2.0 million charge to adjust the initial purchase price of the nonparticipating single premium group annuity contract as a result of the routine administrative process to transition the pension plan. Also, there was cash consideration of $0.3 million received in January 2023 compared to $1.4 million received in May 2022 related to customary post-closing adjustments on the sale of the investment in kaleo, Inc., which was sold in December 2021. See Note 9 “Other Income (Expense), net” to the Consolidated Financial Statements in Item 15 for additional information.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 11.2% in 2023 versus 14.9% in 2022.
•The gross profit margin in Aluminum Extrusions decreased primarily due to: lower volume; higher labor and employee-related costs; lower labor productivity in the first half of 2023; higher supply expense (including higher paint expense associated with a shift to more painted product throughout 2023 and inflationary costs for other supplies); and higher freight rates; partially offset by higher pricing (primarily in the first quarter of 2023); lower utility costs; and favorable LIFO inventory adjustments in 2023 versus 2022. Additionally, the timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $1.1 million in 2023 versus a benefit of $0.1 million in 2022.
•The gross profit margin in PE Films increased primarily due to higher overwrap films contribution margin associated with higher volume and favorable mix, cost improvements and favorable LIFO inventory adjustments for both Surface

Protection and overwrap films in 2023 versus 2022, partially offset by lower contribution margin for Surface Protection associated with a market slowdown, customer inventory corrections for non-transitioning products and for previously disclosed customer product transitions.
•The gross profit margin in Flexible Packaging Films decreased primarily due to lower sales volume, lower selling prices from the pass-through of lower resin costs and margin pressures and higher fixed and variable costs, partially offset by lower raw material costs.
For more information on changes in operating costs and expenses, see the Segment Operations Review section below.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 11.3% in 2023 compared with 9.1% in 2022. While SG&A and R&D expenses decreased 3.3% and 39.5% year-over-year, sales decreased $233.7 million or 24.9% compared with the prior year period. Lower SG&A spending was primarily due to lower employee-related compensation and lower stock-based compensation, partially offset by higher professional fees associated with business development activities.
For more information on changes in interest expense, see the “Corporate Expenses, Interest and Other” section of the Segment Operations Review section below.
During 2023, the Company settled the pension plan, which resulted in a pre-tax pension settlement loss in the consolidated results of operation of $92.3 million. On November 3, 2023, the pension plan termination and settlement process was completed, and the Company’s relevant pension plan obligation was transferred to Massachusetts Mutual Life Insurance Company. See Note 8 “Retirement Plans and Other Postretirement Benefits” to the Consolidated Financial Statements in Item 15 for more information.
During 2023, a non-cash partial goodwill impairment of $34.9 million was recognized, see Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15 for more information.
The effective tax rate used to compute income taxes for the year of 2023 was 33.8%, compared to 13.4% in 2022. The increase in the effective tax rate is primarily due to tax benefits previously recorded in other comprehensive income (loss) that were released as a result of the pension plan termination, partially offset by a reduction in Brazilian tax incentives as a percentage of income. The stranded taxes released with the termination of the pension plan represent the effect of the change in federal and state tax rates on pension-related deferred tax items initially recorded in other comprehensive income. The related stranded taxes were released in full in 2023. See Note 12 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items in 2023 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 13 “Business Segments” to the Consolidated Financial Statements in Item 15 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

($ in millions)	Q1	Q2	Q3	Q4	2023
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$—	$0.1	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	—	—	1.2	0.6	1.8
Storm damage to the Newnan, Georgia plant[1]	0.6	(0.2)	0.1	—	0.5
Legal fees associated with the Aluminum Extruders Trade Case[1]	—	—	—	0.5	0.5
Total for Aluminum Extrusions	$0.6	$(0.2)	$1.4	$1.1	$2.9
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Impairment of Richmond, Virginia Technical Center assets[3]	$—	$—	$3.4	$0.1	$3.5
Richmond, Virginia Technical Center closure expenses, including severance[3]	—	—	1.2	0.1	1.3
Richmond, Virginia Technical Center accelerated depreciation[3]	—	—	—	0.3	0.3
Richmond, Virginia Technical Center lease modification[3]	—	—	—	(0.1)	(0.1)
Goodwill impairment[3]	—	15.4	19.5	—	34.9
Total for PE Films	$—	$15.4	$24.1	$0.4	$39.9
Flexible Packaging Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$0.1	$—	$—	$—	$0.1
Total for Flexible Packaging Films	$0.1	$—	$—	$—	$0.1
Corporate:
(Gain) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$0.2	$1.5	$2.9	$0.7	$5.3
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.5	0.5	0.2	0.8	2.0
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	—	0.2	—	—	0.2
Group annuity contract premium expense[2]	—	—	—	2.0	2.0
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[4]	3.4	3.4	3.1	0.9	10.8
Pension settlement loss[4]	—	—	25.6	66.7	92.3
Total for Corporate	$4.1	$5.6	$31.8	$71.1	$112.6
1.Included in “Selling, R&D and general expenses” in the consolidated statements of income.
2.Included in “Other income (expense), net” in the consolidated statements of income.
3.For more information, see the "PE Films" section below.
4. For more information, see the "Status of Current Corporate Strategic Initiatives" section below and Note 4 “Retirement Plans and Other Postretirement Benefits to the Consolidated Financial Statements in Item 15.

Average total debt outstanding and interest rates were as follows:

(In millions, except percentages)	2023	2022
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$152.3	$114.5
Average interest rate	7.2%	3.5%

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2023	2022	% Change
Sales volume (lbs)	138,451	174,670	(20.7)%
Net sales	$474,803	$637,872	(25.6)%
Ongoing operations:
EBITDA	$37,976	$66,800	(43.1)%
Depreciation & amortization	(17,927)	(17,414)	(2.9)%
EBIT	$20,049	$49,386	(59.4)%
Capital expenditures	$20,339	$23,664
Net sales in 2023 decreased 25.6% versus 2022 primarily due to lower sales volume and the pass-through of lower metal costs.
EBITDA from ongoing operations decreased $28.8 million in 2023 versus 2022, primarily due to:
•Lower volume ($29.6 million), higher labor and employee-related costs ($4.5 million), lower labor productivity in the first half of 2023 ($0.9 million), higher supply expense, including higher paint expense associated with a shift to more painted product throughout 2023 and inflationary costs for other supplies ($1.2 million), higher freight rates ($0.8 million) and higher SG&A expenses ($1.5 million); partially offset by higher pricing, primarily in the first quarter of 2023 ($4.0 million), and lower utility costs ($2.3 million);
•The timing of the flow-through under the FIFO method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $1.1 million in 2023 versus a benefit of $0.1 million in 2022; and
•Inventories accounted for under the last in, first out (“LIFO”) method resulted in a benefit of $1.2 million in 2023 versus a charge of $2.9 million in 2022. In addition, the Company recorded an unfavorable out-of-period adjustment of $0.6 million related to inventory and accrued labor costs in the third quarter and fourth quarters of 2022.
Aluminum Extrusions believes that it has adequate supply agreements for aluminum raw materials in 2024. See discussion of quantitative and qualitative disclosures about market risk in Item 7A in this Form 10-K for additional information on aluminum price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $9 million in 2024, including $4 million for productivity projects and $5 million for capital expenditures required to support continuity of operations. The projected spending reflects stringent spending measures that the Company has implemented to control its financial leverage (see the Liquidity and Capital Resources section for more information). The multi-year implementation of the new ERP/MES has been reorganized with an extended implementation period. As a result, the earliest “go-live” date for the new ERP/MES is 2025. The ERP/MES project commenced in 2022, with spending to-date of approximately $21 million. Depreciation expense is projected to be $16 million in 2024. Amortization expense is projected to be $2 million in 2024.

PE Films
A summary of results for PE Films is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2023	2022	% Change
Sales volume (lbs)	29,355	32,873	(10.7)%
Net sales	$76,763	$97,571	(21.3)%
Ongoing operations:
EBITDA	$11,217	$11,949	(6.1)%
Depreciation & amortization	(6,522)	(6,280)	(3.9)%
EBIT	$4,695	$5,669	(17.2)%
Capital expenditures	$1,772	$3,289
Net sales in 2023 decreased 21.3% versus 2022, primarily due to lower volume in Surface Protection, resulting from weak demand in the consumer electronics market and customer inventory corrections during 2023. Sales volume in 2023 for surface protection films declined 22% and increased 2% for overwrap films versus 2022.
EBITDA from ongoing operations in 2023 decreased $0.7 million versus 2022 primarily due to:
•A $5.7 million decrease from Surface Protection:
◦Lower contribution margin for non-transitioning products associated with a market slowdown and customer inventory corrections ($11.1 million) and for previously disclosed customer product transitions ($0.7 million), partially offset by favorable pricing ($0.5 million), operating efficiencies ($2.6 million) and cost improvements ($3.2 million);
◦The pass-through lag associated with resin costs ($0.3 million charge in 2023 versus a benefit of $0.5 million in 2022);
◦A foreign currency transaction gain of $0.2 million in 2023 versus a gain of $0.8 million in 2022; and
◦Inventories accounted for under the LIFO method resulted in a benefit of $1.0 million in 2023 versus a charge of $0.1 million in 2022.
•A $5.0 million increase from overwrap films primarily due:
◦Higher contribution margin associated with higher volume and favorable mix ($1.3 million), cost improvements ($3.1 million) and lower SG&A ($0.4 million);
◦The pass-through lag associated with resin costs (a charge of $0.2 million in 2023 versus a benefit of $0.4 million in 2022); and
◦Inventories accounted for under the LIFO method resulted in a benefit of $0.3 million in 2023 versus a charge of $0.4 million in 2022.

In August 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Future research and development activities for PE Films will be performed at the facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. The Company anticipates all activities to cease at the PE Films technical center in Richmond, VA, by the end of the first quarter of 2024. The Company recognized total expense incurred through December 31, 2023 associated with exit activities of $1.3 million for: (i) severance and related costs ($0.9 million) and (ii) building closure costs ($0.4 million). In addition, the Company recognized a non-cash asset impairment ($3.5 million), accelerated depreciation ($0.3 million) and a gain on the lease modification ($0.1 million). Net annual cash savings of $3.4 million are anticipated, which began in the fourth quarter of 2023.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $2 million in 2024, including $1 million for productivity projects and $1 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $6 million in 2024. There is no amortization expense for PE Films.

Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Year Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	December 31,
	2023	2022
Sales volume (lbs)	88,536	106,685	(17.0)%
Net sales	$126,326	$168,139	(24.9)%
Ongoing operations:
EBITDA	$4,383	$27,452	(84.0)%
Depreciation & amortization	(2,865)	(2,444)	(17.2)%
EBIT	$1,518	$25,008	(93.9)%
Capital expenditures	$4,323	$8,151
Net sales in 2023 decreased 24.9% compared to 2022, primarily due to lower sales volume and lower margin that the Company believes were driven by excess global capacity and competition in Brazil from imports, partially offset by favorable product mix.
EBITDA from ongoing operations in 2023 decreased by $23.1 million versus 2022, primarily due to:
•Lower selling prices from the pass-through of lower resin costs and margin pressures ($17.6 million), lower sales volume ($9.7 million), higher fixed costs ($1.0 million, primarily due to under absorption from lower production volumes) and higher variable costs ($1.3 million, including higher costs resulting from quality issues), partially offset by lower raw material costs ($5.9 million) and lower SG&A expenses ($2.3 million);
•Foreign currency transaction losses ($0.3 million) in 2023 compared to foreign currency transaction losses ($0.2 million) in 2022; and
•Net unfavorable foreign currency translation of Real-denominated operating costs ($1.4 million) in 2023 versus 2022.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures are projected to be $4 million in 2024, for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $3 million in 2024. Amortization expense is projected to be $0.1 million in 2024.
Corporate Expenses, Interest and Other
Corporate expenses, net in 2023 decreased by $1.8 million compared to 2022, primarily due to lower pension expense as a result of the pension plan termination completed in 2023 ($3.7 million), lower accruals for employee-related compensation ($2.1 million) and lower stock-based compensation ($1.4 million), partially offset by higher professional fees associated with business development activities ($3.2 million) and a charge to adjust the initial purchase price of the nonparticipating single premium group annuity contract as a result of the routine administrative process to transition the pension plan ($2.0 million).
Interest expense was $11.6 million in 2023 in comparison to $5.0 million in 2022, primarily due to higher weighted average total debt outstanding, higher interest rates and the write-off of $1.1 million of deferred financing fees.
Status of Current Corporate Strategic Initiatives
The status of current corporate strategic initiatives is as follows:
Agreement to Sell Terphane
On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell Terphane to Oben Group (the “Contingent Terphane Sale”). Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Colombia. On October 27, 2023, the Company filed the requisite competition forms with the Administrative Council for Economic Defense (“CADE”) in Brazil. The regulatory review process is ongoing and in line with the Company’s expectations. CADE’s maximum deadline for completing its review is no later than November 18, 2024. The merger review regarding the transaction was cleared by the Colombian authority in early February 2024.
As of December 31, 2023, the Company has reported results for Terphane as a continuing operation, given the early stage of the approval process by authorities. If the Contingent Terphane Sale transaction is completed, the Company expects to realize after-tax cash proceeds of $85 million after deducting projected Brazil withholding taxes, escrow funds, U.S. capital gains taxes and transaction costs. Actual after-tax net proceeds may differ from this estimate due to possible changes in deductions and the Company's tax situation during the potentially lengthy interim period to the closing date.
Pension Plan Termination
On September 27, 2023, the Company borrowed $30 million under the Prior Credit Agreement (as defined below) in anticipation of the final funding expected for terminating its defined benefit pension plan obligation. On October 31, 2023, the Company used this cash to contribute $27.7 million to fully fund the pension plan with the amount necessary to purchase from Massachusetts Mutual Life Insurance Company a nonparticipating single premium group annuity contract for $157.5 million, subject to final premium adjustments. On November 3, 2023, the pension plan termination and settlement process was completed, and the Company’s relevant pension plan obligation was transferred to Massachusetts Mutual Life Insurance Company. This completed the pension plan termination process that began in February 2022. During 2023, the Company recognized a pre-tax pension settlement loss of $92.3 million.
Liquidity and Capital Resources
The Company continuously focuses on working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2022 to December 31, 2023 are summarized below.
•Accounts and other receivables decreased $16.6 million or 19.6%.
◦Accounts and other receivables in Aluminum Extrusions decreased $15.4 million primarily due to lower sales volume and the pass-through of lower metal costs. DSO (computed using trailing 12 months net sales and a rolling 12-month average of accounts and other receivables balances) was approximately 45.1 days in 2023 and 48.7 days in 2022.
◦Accounts and other receivables in PE Films increased $0.6 million primarily due to higher sales volume in overwrap films, partially offset by lower sales volume in Surface Protection. DSO was approximately 26.3 days in 2023 and 30.3 days in 2022.
◦Accounts and other receivables in Flexible Packaging Films decreased $1.9 million primarily due to lower sales. DSO was approximately 38.1 days in 2023 and 41.1 days in 2022.
•Inventories decreased $45.7 million or 35.8%.
◦Inventories in Aluminum Extrusions decreased $24.1 million primarily due to decreased raw material levels which align to lower demand and strict working capital targets, partially offset by a LIFO inventory benefit of $1.2 million in 2023 versus a charge of $2.9 million in 2022. DIO (computed using trailing 12 months costs of goods sold calculated on a FIFO basis and a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 51.6 days in 2023 and 53.6 days in 2022.
◦Inventories in PE Films decreased $1.9 million due to lower raw materials costs, partially offset by a LIFO inventory benefit of $1.3 million in 2023 versus a charge of $0.5 million in 2022. The DIO was approximately 57.2 days in 2023 and 66.8 days in 2022.
◦Inventories in Flexible Packaging Films decreased $19.7 million primarily due to lower raw material purchases, lower work-in-process and finished goods levels as a result of lower sales volume. DIO of approximately 117.7 days in 2023 was higher compared to 108.0 days for 2022 due to the lower 12-month average of costs of goods sold as a result of lower sales volume and lower margin that the Company believes are driven by excess global capacity and competition in Brazil from imports.
•Net property, plant and equipment decreased by $3.0 million or 1.6% primarily due to depreciation expense ($25.8 million) and the impairment of assets from the closure of the Richmond, VA technical center ($3.5 million), partially offset by capital expenditures ($25.6 million).
•Identifiable intangible assets, net decreased by $1.8 million or 15.7% primarily due to amortization expense.
•Deferred income tax assets increased $11.1 million or 80.1% primarily due to an increase in net operating loss, tax credit and interest limitation carryforwards. Deferred tax liabilities related to intangible amortization and depreciation decreased $11.8 million while deferred taxes assets related to pension, employee benefits and inventory decreased $10.6 million. See Note 12 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
•Accounts payable decreased by $19.9 million or 17.3%.
◦Accounts payable in Aluminum Extrusions decreased $15.7 million, primarily due to lower raw material purchases to align with demand and strict working capital targets. DPO (computed using trailing 12 months costs of goods sold calculated on a FIFO basis and a rolling 12-month average of accounts payable balances) was approximately 49.8 days in 2023 and 64.2 days in 2022.

◦Accounts payable in PE Films remained relatively flat. DPO of approximately 43.4 days in 2023 was lower compared to 51.0 days for 2022 due to lower raw materials associated with overwrap films.
◦Accounts payable in Flexible Packaging Films decreased $3.9 million, primarily due to lower raw material purchases, lower work-in-process, and finished goods levels as a result of lower sales volume. DPO was approximately 61.7 days in 2023 and 72.4 days in 2022.
Net cash provided by operating activities was $24.0 million in 2023 compared to net cash used in operating activities of $20.8 million in 2022. The change in operating activities is primarily due to pension plan contributions of $27.7 million in 2023 compared to $50 million in 2022 and improved working capital due to factors discussed earlier in this section relating to accounts and other receivables, inventories and accounts payable.
Net cash used in investing activities was $26.2 million in 2023 compared to $35.5 million in 2022. The change in investing activities is primarily due to lower capital expenditure spending ($10.4 million).
Net cash used in financing activities was $4.5 million in 2023 compared to net cash provided by financing activities of $45.4 million in 2022. The change in financing activities is primarily due to lower net borrowings ($55.6 million) under the ABL Facility and the Prior Credit Agreement and Terphane Brazil Loan (defined below), higher deferred financing costs ($2.8 million), partially offset by lower dividends paid in 2023 ($8.1 million).
At December 31, 2023, Tredegar had cash, cash equivalents and restricted cash of $13.5 million, including funds held in locations outside the U.S. of $9.8 million.
Debt and Credit Agreements
ABL Facility
On August 3, 2023, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (collectively the “Prior Credit Agreement”), which amended the financial covenants and decreased aggregate borrowings from $375 million to $200 million.
On December 27, 2023, the Company entered into Amendment No. 3 (the “ABL Facility”) to the Prior Credit Agreement, which provides the Company with $180 million senior secured asset-based revolving credit facility that will expire on June 30, 2026. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of March 31, 2025 or the date the Company receives the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility will be reduced to $125 million. As of December 31, 2023, availability under the ABL Facility was $22.9 million, after reducing the availability by the aggregate outstanding borrowings of $126.3 million, standby letters of credit of $13.1 million and the Minimum Liquidity (as defined in the ABL Facility) financial covenant.
Under the terms of the ABL Facility, certain domestic bank accounts are subject to blocked account agreements, each of which contains a springing feature whereby the lenders may exercise control over those accounts during a cash dominion period (any such period, a “Cash Dominion Period”). A Cash Dominion Period was implemented on the date of the closing of the ABL Facility and will remain in effect at all times prior to the ABL Adjustment Date. After the ABL Adjustment Date, a Cash Dominion Period goes into effect if availability under the ABL Facility falls below 12.5% or an Event of Default (as defined in the ABL Facility) occurs. The Company would then be subject to the Cash Dominion Period until the Event of Default is waived or ABL Facility availability is above 12.5% of the $125 million aggregate commitment for 30 consecutive days. Receipts that have not yet been applied to the ABL Facility are classified as restricted cash in the Company’s consolidated balance sheets.

The financial covenants in the ABL Facility, which are reported to lenders on a monthly basis, include:
•Until the ABL Adjustment Date, the Company is required to maintain (i) minimum Credit EBITDA (as defined in the ABL Facility), as of the end of each fiscal month for the 12-month period then ended (presented below) and (ii) a Minimum Liquidity (as defined in the ABL Facility) of $10.0 million.

Minimum Credit EBITDA (In thousands)
December 2023	$21,070
January 2024	21,110
February 2024	18,750
March 2024	16,640
April 2024	19,780
May 2024	19,660
June 2024	19,450
July 2024	21,860
August 2024	22,830
September 2024	25,370
October 2024	26,070
November 2024	27,640
December 2024	29,640
January 2025	29,740
February 2025	29,850
March 2025	$29,980
•Following the ABL Adjustment Date, the foregoing financial covenants will cease to exist and will be replaced with a minimum fixed charge coverage ratio of 1.00:1.00 that will be triggered in the event that availability is less than 10% of $125 million commitment amount and continuing thereafter until availability is greater than 10% of the $125 million commitment amount for 30 consecutive days.

The computation of Credit EBITDA, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended December 31, 2023 *
Computations of Credit EBITDA for the twelve months ended December 31, 2023 (in thousands):
Net income (loss)	$(105,905)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	11,607
Depreciation and amortization expense for continuing operations	27,683
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,749)	139,860
Charges related to stock option grants and awards accounted for under the fair value-based method	231
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process	—
Terphane sale transaction costs in an amount not to exceed $10,000	5,038
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(54,125)
Interest income	(522)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(100)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(262)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	10,664
Credit EBITDA	$34,169
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.

The computation of the ABL Facility availability and Minimum Liquidity covenant, as defined in the ABL Facility, is presented below.

Year Ended
(In thousands, except percentages)	December 31,
2023
Maximum aggregate principal	$180,000

Maximum borrowing limit per the Borrowing base as defined in the ABL Facility (includes eligible domestic cash and cash equivalents of $3,846)	$172,286
ABL Facility outstanding debt (matures on June 30, 2026)	126,322
Outstanding standby letters of credit	13,080
ABL Facility availability	$32,884
Minimum Liquidity covenant	10,000
ABL Facility availability in excess of Minimum Liquidity covenant	$22,884
In addition to the financial covenants, the ABL Facility contains restrictive covenants, including covenants that restrict the Company’s ability to pay dividends and repurchase shares of its common stock.
As of December 31, 2023, the Company was in compliance with all debt covenants.
Terphane Brazil Loan
On October 26, 2023, Terphane Ltda., the Company’s wholly owned subsidiary in Brazil, borrowed $20 million secured by certain of its assets (“Terphane Brazil Loan”). This U.S. Dollar borrowing matures on October 30, 2028. The Company expects that the Terphane Brazil Loan will be repaid (and collateral released) upon the closing of the Contingent Terphane Sale. On October 26, 2023, the Company borrowed $20 million from Terphane Brazil (the “Intercompany Loan”) at the same interest rate as the Terphane Brazil Loan, thereby transferring the funds to the U.S. The Company will repay the Intercompany Loan in conjunction with the closing of the Contingent Terphane Sale.
For more information on the ABL Facility and the Terphane Brazil Loan, see Note 7 “Debt and Credit Agreements” to the Consolidated Financial Statements in Item 15.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy short term material cash requirements related to working capital, capital expenditure, and debt repayments for at least the next 12 months. In the longer term, liquidity will depend on many factors, including the results of operations, the timing and extent of capital expenditures, changes in operating plans, or other events that would cause the Company to seek additional financing in future periods. In addition, the completion of the Contingent Terphane Sale would provide additional liquidity.
Material Cash Requirements for Known Contractual and Other Obligations
The Company’s material cash requirements from known contractual and other obligations as of December 31, 2023 were as follows:
Debt and interest payments
As of December 31, 2023, the Company had outstanding debt from the ABL Facility of $126.3 million with contractual payments due in June 2026. Estimated future interest payments associated with the ABL Facility total $28.6 million, with $11.5 million payable within the next 12 months.
As of December 31, 2023, Terphane Ltda., the Company’s wholly owned subsidiary in Brazil, had outstanding debt of $20.0 million under the Terphane Brazil Loan. Estimated future interest payments associated with the Terphane Brazil Loan total $7.9 million, with $2.3 million payable within the next 12 months.
Capital expenditure commitments
See “Projected Capital Expenditures and Depreciation & Amortization” within “Segment Operations Overview” above in this Item 7 for discussion of the Company’s planned investment in capital expenditures in 2024, of which $1.2 million are contractual commitments that existed as of December 31, 2023.
Operating Leases
The Company enters into various operating leases primarily for real estate, office equipment and vehicles. See Note 4 “Leases” to the Consolidated Financial Statements in Item 15 for additional information.

Uncertain Tax Positions
As of December 31, 2023, unrecognized tax benefits on uncertain tax positions were $0.7 million. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by Tredegar would possibly result in the payment of estimated interest and penalties of $0.2 million if tax payments were made as a result of a successful challenge by the taxing authority on uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain. Therefore, the Company is unable to make a reasonably reliable estimate of the timing of payments beyond 12 months. See Note 12 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
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
During 2023, uncertainty about the timing of a recovery in the consumer electronics market persisted, and manufacturers in the supply chain for consumer electronics continued to experience reduced capacity utilization and inventory corrections. In light of the limited visibility on the timing of a recovery and the expected adverse future impact to the Surface Protection business, coupled with a cautious outlook on new product development opportunities, the Company performed a Step 1 goodwill impairment analysis, as of June 30, 2023 and September 30, 2023, of the Surface Protection component of PE Films. The analyses concluded that the fair value of Surface Protection was less than its carrying value, thus a non-cash partial goodwill impairment of $34.9 million ($27.0 million after deferred income tax benefits) was recognized during 2023.
The Company estimated the fair value of Surface Protection by: (i) computing an estimated enterprise value (“EV”) utilizing the discounted cash flow method (the “DCF Method”), (ii) applying adjustments for any surplus or deficient working capital, (iii) adding cash and cash equivalents, and (iv) subtracting interest-bearing debt. The DCF Method was used, incorporating Surface Protection’s latest projections, which reflect updated expected market recovery levels, feasibility of launching new product applications, competitive pricing and cash flows associated with production efficiencies, as well as consideration of cost savings and inventory corrections.

Key financial assumptions utilized to determine the fair value of the reporting unit include revenue growth projections and a weighted average cost of capital assumption. At September 30, 2023, the effect of a ten percent decrease in the revenue growth projections and a one percent increase to the weighted average cost of capital assumption would further decrease the fair value of the reporting unit’s fair value by approximately $1 million. Further impairment to the Surface Protection reporting unit’s goodwill may be caused by factors outside the Company’s control, such as increasing competitive pricing pressures, weak consumer electronic market demand, lower than expected sales and profit growth rates, and various other factors. Given the uncertain demand for Surface Protections products, it is reasonably possible that the cash flow estimates used in deriving such fair value measurements may change in the future.
As of December 1, 2023, the Company’s reporting units with goodwill were Surface Protection in PE Films and Futura in Aluminum Extrusions. Both of these reporting units have separately identifiable operating net assets (operating assets including goodwill and identifiable intangible assets net of operating liabilities). The Company's Step 0 analysis of these reporting units concluded that it is more likely than not that the fair value of each reporting unit was greater than its carrying value. Therefore, the Step 1 quantitative goodwill impairment tests for these reporting units were not necessary. The Surface Protection and Futura reporting units had goodwill in the amounts of $22.4 million and $13.3 million, respectively, at December 31, 2023. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15 for additional information on the analysis of goodwill impairment.
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
See Note 12 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information on income taxes.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, PTA and MEG prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See Liquidity and Capital Resources regarding interest rate exposures related to borrowings under the ABL Facility.
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
The purchase price of raw materials fluctuates on a monthly basis; therefore, Aluminum Extrusions pricing policies generally allow the Company to pass the underlying index cost of aluminum and certain alloys through to the vast majority of our customers so that we remain substantially neutral to metal pricing. In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 10 “Derivatives” to the Consolidated Financial Statements in Item 15 for additional information.

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

The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. Selling prices to customers are set considering numerous factors, including the expected volatility of resin prices. In certain situations, PE Films has index-based pass-through raw material cost arrangements with customers. However, under certain agreements, changes in resin prices are not passed through for a period of 90 days or more. In response to unprecedented cost increases and supply issues for polyethylene and polypropylene resin, Tredegar Surface Protection implemented a quarterly resin cost pass-through mechanism, effective July 1, 2021, for all products and customers not previously covered by such arrangements. Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets in which the Company competes.

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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2023, 2022 and 2021 are as follows:

Tredegar Corporation Percentage of Consolidated Net Sales and Total Assets Related to Foreign Markets
	2023			2022			2021
	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets -Foreign Operations
	Net Sales			Net Sales			Net Sales
	Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations
Canada	2	—	—	2	—	—	2	—	—
Europe	—	—	—	—	—	—	1	—	—
Latin America	1	13	15	1	13	13	1	12	10
Asia	4	—	2	5	—	2	7	—	3
Total	7	13	17	8	13	15	11	12	13
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
PE Films is generally able to match the currency of its sales and costs for its product lines. For flexible packaging films produced in Brazil, selling prices and key raw material costs are principally determined in U.S. Dollars and are impacted by local economic conditions and local and global competitive dynamics. Flexible Packaging Films is exposed to foreign exchange translation risk (its functional currency is the Brazilian Real) because almost 90% of the sales of Terphane Ltda. and substantially all of its related raw material costs are quoted or priced in U.S. Dollars while its variable conversion, fixed conversion and sales, general and administrative costs before depreciation and amortization (collectively “Terphane Ltda. Operating Costs”) are quoted or priced in Brazilian Real. This mismatch, together with a variety of economic variables impacting currency exchange rates, causes volatility that could negatively or positively impact EBITDA from ongoing operations for Flexible Packaging Films.
The Company estimates annual net costs of R$139 million for the net mismatch translation exposure between Terphane Ltda.’s U.S. Dollar quoted or priced sales and raw material costs and underlying Brazilian Real quoted or priced Terphane Ltda. Operating Costs. Terphane Ltda. has outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars to hedge its exposure. See Note 10 “Derivatives” to the Consolidated Financial Statements in Item 15 for more information on outstanding hedging contracts and this hedging program.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had an unfavorable impact on EBITDA from ongoing operations in PE Films of $0.6 million in 2023 compared to 2022.

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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on management’s assessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 “Exhibits and Financial Statement Schedules”.
Remediation of Previously Disclosed Material Weaknesses
As previously disclosed under “Item 9a – Controls and Procedures” in our annual report on Form 10-K for the period ended December 31, 2022, the Company did not sufficiently attract, develop, and retain competent resources to fulfill internal control responsibilities and did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting. As a consequence of these material weaknesses, the Company did not effectively design, implement and operate process-level controls across its financial reporting processes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
During the year ended December 31, 2023, the Company, with the oversight of the Audit Committee of our Board of Directors, continued to design and implement measures pursuant to management’s overall internal controls over financial reporting remediation plan and also completed testing of the design and operating effectiveness of all remediated controls. The remediation efforts to date included the following:
•Performed walkthroughs of the Company’s financial reporting processes including identifying all information used within the Company’s control environment;
•Completed a comprehensive review of, and update to, the documentation of relevant processes with respect to the Company’s internal control over financial reporting;
•Developed internal control remediation plans to enhance controls for deficiencies associated with the material weaknesses above, including an assessment of personnel skills and experience related to the design and operation of internal control activities;
•Implemented all new and revised internal controls to address the previously identified deficiencies associated with the material weaknesses above;
•Expanded the internal control compliance department with personnel who have appropriate internal control experience and identified resources for control owner positions that had previously experienced turnover; and
•Executed a targeted training program to educate control owners on the requirements of internal control activities, including maintaining adequate documentary evidence for internal control activities.
Based on management’s evaluation of the effectiveness of the Company’s internal controls as of December 31, 2023, including newly remediated controls, management concluded that the Company’s internal control over financial reporting framework was effectively designed and operated effectively for a sufficient period of time to enable us to conclude that all previously identified material weaknesses have been remediated as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
Except as noted above with respect to the completion of the steps in the remediation plan, there has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Set forth below are the names, ages and titles of the Company’s executive officers:

Name	Age	Title
John M. Steitz	65	President and Chief Executive Officer
D. Andrew Edwards	65	Executive Vice President and Chief Financial Officer
Kevin C. Donnelly	49	Vice President, General Counsel and Corporate Secretary
John M. Steitz. Mr. Steitz was elected President and Chief Executive Officer effective March 19, 2019.  He previously served as President and Chief Executive Officer of Addivant Corporation, a leading global supplier of antioxidants, intermediates, inhibitors, modifiers, UV stabilizers and other additives to the plastic and rubber industries, from March 2015 until January 2019, as President and Chief Operating Officer of PQ Corporation, a leading worldwide producer of specialty inorganic performance chemicals and catalysts, from October 2013 until March 2015, as President and Chief Executive Officer of Avantor Performance Materials, a global supplier of ultra-high-purity life sciences materials with strict regulatory and performance specifications, from September 2012 through September 2013, as President and Chief Operating Officer of Albemarle Corporation, a global specialty chemicals company, from March 2012 through August 2012, and as Chief Operating Officer and Executive Vice President of Albemarle from April 2007 until March 2012.
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
	Tredegar Corporation
	Index to Financial Statements and Supplementary Data
		Page
	Auditors’ Opinions:
	Report of Independent Registered Public Accounting Firm	38
	Opinion on Internal Control Over Financial Reporting	40
	Financial Statements:
	Consolidated Balance Sheets	41
	Consolidated Statements of Income (Loss)	42
	Consolidated Statements of Comprehensive Income (Loss)	43
	Consolidated Statements of Cash Flows	44
	Consolidated Statements of Shareholders' Equity	45
	Notes to Financial Statements	46
(2)	Financial statement schedules:
	None
(3)	Exhibit Index	74

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tredegar Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Goodwill impairment in the Surface Protection reporting unit
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2023 was $35.7 million, including $22.4 million related to the Surface Protection reporting unit, within the PE Films reportable segment. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). During the three months ended June 30, 2023 and September 30, 2023, events and circumstances indicated that the Surface Protection reporting unit might be impaired. The Company performed quantitative impairment tests of the Surface Protection reporting unit as of June 30, 2023 and September 30, 2023, and concluded that an impairment existed as of June 30, 2023 and September 30, 2023. Management estimated the fair value of the Surface Protection reporting unit utilizing the discounted cash flow method.
We identified the assessment of goodwill impairment of the Surface Protection reporting unit as a critical audit matter. The estimation of fair value of the reporting unit is complex and includes estimation uncertainties that required a higher level of subjective auditor judgment. Specifically, the revenue growth projections used in the discounted cash flow method required subjective and challenging auditor judgment as they represented subjective determinations of market and economic conditions. Additionally, the audit effort associated with the discount rate and the revenue growth projections required specialized skills and knowledge. Changes to those assumptions could have had a significant effect on the Company’s estimate of the fair value of the reporting unit.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls over the selection of the discount rate and development of the revenue growth projections. We assessed the revenue growth projections by considering correspondence with customers, as well as the underlying business strategies and growth plans of the Company. We also evaluated the revenue growth projections by comparing them to third-party market data and to historical actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s discount rate by comparing it to a discount rate that was independently developed using publicly available third-party market data for comparable entities
•evaluating the Company’s revenue growth projections by comparing them to projections that were independently developed using external market and industry data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Richmond, Virginia
March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Tredegar Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Richmond, Virginia
March 15, 2024

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

	December 31
	2023	2022
(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$9,660	$19,232
Restricted cash	3,795	—
Accounts and other receivables, net	67,938	84,544
Income taxes recoverable	1,182	733
Inventories	82,037	127,771
Prepaid expenses and other	12,065	10,304
Total current assets	176,677	242,584
Property, plant and equipment, at cost:
Land and land improvements	4,867	4,832
Buildings	73,160	71,129
Machinery and equipment	463,019	455,960
Total property, plant and equipment	541,046	531,921
Less: accumulated depreciation	(357,591)	(345,510)
Net property, plant and equipment	183,455	186,411
Right-of-use leased assets	11,848	14,021
Identifiable intangible assets, net	9,851	11,690
Goodwill	35,717	70,608
Deferred income tax assets	25,034	13,900
Other assets	3,879	2,879
Total assets	$446,461	$542,093
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$95,023	$114,938
Accrued expenses	24,442	31,603
Lease liability, short-term	2,107	2,035
ABL revolving facility (matures on June 30, 2026)	126,322	—
Income taxes payable	1,210	1,137
Total current liabilities	249,104	149,713
Lease liability, long-term	10,942	12,738
Long-term debt	20,000	137,000
Pension and other postretirement benefit obligations, net	6,643	35,046
Other non-current liabilities	4,119	5,834
Total liabilities	290,808	340,331
Contingencies (Note 16)
Shareholders’ equity:
Common stock, no par value (authorized 150,000,000 shares, issued and outstanding— 34,408,638 shares at December 31, 2023 and 34,000,642 at December 31, 2022)	61,606	58,824
Common stock held in trust for savings restoration plan (118,543 shares at December 31, 2023 and 113,316 at December 31, 2022)	(2,233)	(2,188)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(83,037)	(86,079)
Gain (loss) on derivative financial instruments	801	(2,480)
Pension and other postretirement benefit adjustments	539	(59,036)
Retained earnings	177,977	292,721
Total shareholders’ equity	155,653	201,762
Total liabilities and shareholders’ equity	$446,461	$542,093
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2023	2022	2021
(In thousands, except share data)
Revenues and other:
Sales	$704,825	$938,564	$826,455
Other income (expense), net	(2,147)	1,009	20,265
	702,678	939,573	846,720
Costs and expenses:
Cost of goods sold	599,110	764,042	649,690
Freight	26,933	34,982	28,232
Selling, general and administrative	76,207	78,790	74,964
Research and development	3,761	6,214	6,347
Amortization of identifiable intangibles	1,897	2,520	1,704
Pension and postretirement benefits	10,844	14,569	14,160
Interest expense	11,607	4,990	3,386
Asset impairments and costs associated with exit and disposal activities, net of adjustments	5,167	622	1,127
Pension settlement loss	92,291	—	—
Goodwill impairment	34,891	—	—
Total	862,708	906,729	779,610
Income (loss) before income taxes	(160,030)	32,844	67,110
Income tax expense (benefit)	(54,125)	4,389	9,284
Net income (loss)	$(105,905)	$28,455	$57,826

Earnings (loss) per share:
Basic	$(3.10)	$0.84	$1.72
Diluted	$(3.10)	$0.84	$1.72

Shares used to compute earnings (loss) per share:
Basic	34,133	33,806	33,563
Diluted	34,133	33,826	33,670
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2023	2022	2021
(In thousands)
Net income (loss)	$(105,905)	$28,455	$57,826
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $469 in 2023, net of tax expense of $290 in 2022 and net of tax benefit of $365 in 2021)	3,042	(287)	(1,643)
Derivative financial instruments adjustment (net of tax expense of $933 in 2023, net of tax benefit of $336 in 2022 and net of tax benefit of $351 in 2021)	3,281	(3,381)	(1,363)
Pension & other postretirement benefit adjustments:
Recognition in earnings of actuarial loss for pension settlement (net of tax expense of $41,294)	50,997	—	—
Net gains (losses) and prior service costs (net of tax expense of $422 in 2023, net of tax benefit of $1,400 in 2022 and net of tax expense of $5,212 in 2021)	1,513	(5,064)	18,720
Amortization of prior service costs and net gains or losses (net of tax expense of $1,968 in 2023, net of tax expense of $2,965 in 2022 and net of tax expense of $3,676 in 2021)	7,065	10,641	13,186
Other comprehensive income (loss)	65,898	1,909	28,900
Comprehensive income (loss)	$(40,007)	$30,364	$86,726
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2023	2022	2021
(In thousands)
Cash flows from operating activities:
Net income (loss)	$(105,905)	$28,455	$57,826
Adjustments for noncash items:
Depreciation	25,786	23,882	22,080
Amortization of identifiable intangibles	1,897	2,520	1,704
Goodwill impairment	34,891	—	—
Reduction of right-of-use lease asset	2,220	2,098	2,086
Deferred income taxes	(56,098)	544	(4,944)
Accrued pension and postretirement benefits	10,844	14,602	14,160
Pension settlement loss	92,291	—	—
Stock-based compensation expense	1,978	3,619	5,167
Gain on investment in kaléo	(262)	(1,406)	(12,462)
Impairment of Richmond, Virginia Technical Center assets	3,454	—	—
Changes in assets and liabilities:
Accounts and other receivables	17,400	18,569	(16,993)
Inventories	47,607	(37,771)	(23,132)
Income taxes recoverable/payable	(406)	(6,423)	8,956
Prepaid expenses and other	1,204	(2,526)	3,612
Accounts payable and accrued expenses	(25,165)	(14,916)	19,835
Lease liability	(2,299)	(2,301)	(1,935)
Pension and postretirement benefit plan contributions	(28,269)	(50,660)	(5,687)
Other, net	2,827	870	310
Net cash provided by (used in) operating activities	23,995	(20,844)	70,583
Cash flows from investing activities:
Capital expenditures	(26,446)	(36,875)	(27,361)
Proceeds from the sale of kaléo	262	1,406	47,062
Proceeds from the sale of assets and other	—	10	4,749
Net cash provided by (used in) investing activities	(26,184)	(35,459)	24,450
Cash flows from financing activities:
Borrowings	116,134	313,500	75,500
Debt principal payments	(107,713)	(249,500)	(136,500)
Dividends paid	(8,884)	(16,974)	(16,167)
Debt financing costs	(4,021)	(1,245)	—
Other	—	(396)	325
Net cash provided by (used in) financing activities:	(4,484)	45,385	(76,842)
Effect of exchange rate changes on cash	896	(371)	484
Increase (decrease) in cash, cash equivalents and restricted cash	(5,777)	(11,289)	18,675
Cash, cash equivalents and restricted cash at beginning of period	19,232	30,521	11,846
Cash, cash equivalents and restricted cash at end of period	$13,455	$19,232	$30,521
Supplemental cash flow information:
Interest payments	$10,499	$4,423	$2,923
Income tax payments, net	$2,282	$10,814	$4,706
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

	Common Stock		Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except share and per-share data)	Shares	Amount
Balance at January 1, 2021	33,457,176	$50,066	$239,480	$(2,087)	$(178,404)	$109,055
Net income (loss)	—	—	57,826	—	—	57,826
Foreign currency translation adjustment	—	—	—	—	(1,643)	(1,643)
Derivative financial instruments adjustment	—	—	—	—	(1,363)	(1,363)
Net gains or (losses) and prior service costs	—	—	—	—	18,720	18,720
Amortization of prior service costs and net gains or losses	—	—	—	—	13,186	13,186
Cash dividends declared ($0.48 per share)	—	—	(16,167)	—	—	(16,167)
Stock-based compensation expense	229,014	4,783	—	—	—	4,783
Repurchase of employee common stock for tax withholdings	(17,266)	(590)	—	—	—	(590)
Issued upon exercise of stock options	67,705	915	—	—	—	915
Tredegar common stock purchased by trust for savings restoration plan	—	—	48	(48)	—	—
Balance at December 31, 2021	33,736,629	55,174	281,187	(2,135)	(149,504)	184,722
Net income (loss)	—	—	28,455	—	—	28,455
Foreign currency translation adjustment	—	—	—	—	(287)	(287)
Derivative financial instruments adjustment	—	—	—	—	(3,381)	(3,381)
Net gains or (losses) and prior service costs	—	—	—	—	(5,064)	(5,064)
Amortization of prior service costs and net gains or losses	—	—	—	—	10,641	10,641
Cash dividends declared ($0.50 per share)	—	—	(16,974)	—	—	(16,974)
Stock-based compensation expense	294,764	4,046	—	—	—	4,046
Repurchase of employee common stock for tax withholdings	(30,751)	(396)	—	—	—	(396)
Tredegar common stock purchased by trust for savings restoration plan	—	—	53	(53)	—	—
Balance at December 31, 2022	34,000,642	58,824	292,721	(2,188)	(147,595)	201,762
Net income (loss)	—	—	(105,905)	—	—	(105,905)
Foreign currency translation adjustment	—	—	—	—	3,042	3,042
Derivative financial instruments adjustment	—	—	—	—	3,281	3,281
Net gains or (losses) and prior service costs	—	—	—	—	1,513	1,513
Amortization of prior service costs and net gains or losses	—	—	—	—	7,065	7,065
Recognition in earnings of net actuarial loss for pension settlement	—	—	—	—	50,997	50,997
Cash dividends declared ($0.26 per share)	—	—	(8,884)	—	—	(8,884)
Stock-based compensation expense	407,996	3,036	—	—	—	3,036
Repurchase of employee common stock for tax withholdings	—	(254)	—	—	—	(254)
Tredegar common stock purchased by trust for savings restoration plan	—	—	45	(45)	—	—
Balance at December 31, 2023	34,408,638	$61,606	$177,977	$(2,233)	$(81,697)	$155,653
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Tredegar Corporation and Subsidiaries
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “the Company,” “we,” “us” or “our”) is an industrial manufacturer with three primary businesses: custom aluminum extrusions for the North American building & construction, automotive and specialty end-use markets; surface protection films for high-technology applications in the global electronics industry and polyethylene overwrap films used for bathroom tissue and paper towels; and polyester-based films for use in packaging applications that have specialized properties primarily for the Latin American and the United States (“U.S.”) flexible packaging markets. The Company’s business segments are Aluminum Extrusions (also referred to as Bonnell Aluminum), PE Films, and Flexible Packaging Films (also referred to as Terphane). More information on the Company’s business segments is provided in Note 13.
On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell Terphane to Oben Group (the “Contingent Terphane Sale”). Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Colombia. On October 27, 2023, the Company filed the requisite competition forms with the Administrative Council for Economic Defense (“CADE”) in Brazil. The regulatory review process is ongoing and in line with the Company’s expectations. CADE’s maximum deadline for completing its review is no later than November 18, 2024. The merger review regarding the transaction was cleared by the Colombian authority in early February 2024.
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
Fiscal Year End. The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis. References to Aluminum Extrusions for 2023, 2022 and 2021 relate to the 53-week fiscal years ended December 31, 2023 and 52-week fiscal years ended December 25, 2022 and December 26, 2021, respectively. The Company does not believe the impact of reporting the results of this segment in this manner is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal year end to the Company’s calendar year end. There was no intercompany funding with Aluminum Extrusions between December 25, 2022 and December 31, 2022.
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
Foreign Currency Translation. The financial statements of subsidiaries located outside the U.S., where the local currency is the functional currency, are translated into U.S. Dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders’ equity. There are no operating subsidiaries located outside the U.S. where the U.S. Dollar is the functional currency. Transaction and remeasurement gains or losses included in income were gains of $0.2 million, losses of $0.4 million and losses of $0.5 million in 2023, 2022 and 2021, respectively. These amounts do not include the effects between reporting periods that exchange rate changes have on income of the locations outside the U.S. that result from translation into U.S. Dollars.
Cash, Cash Equivalents and Restricted cash. Cash, cash equivalents and restricted cash consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2023 and 2022, Tredegar had cash, cash equivalents and restricted cash of $13.5 million and $19.2 million, respectively, including funds held in locations outside the U.S. of $9.8 million and $10.3 million, respectively.
The Company’s policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	December 31,	December 31,
(In thousands)	2023	2022
Cash and cash equivalents	$9,660	$19,232
Restricted cash	3,795	—
Total cash, cash equivalents and restricted cash	$13,455	$19,232
Restricted cash as of December 31, 2023 consists of $3.4 million of receipts that have not yet been applied to the ABL Facility (defined below). See Note 7 for additional information.
Accounts and Other Receivables, net. Accounts receivables are stated at the amount invoiced to customers less allowances for doubtful accounts. Accounts receivables are non-interest bearing and arise from the sale of products to customers under typical industry trade terms. Notes receivables are immaterial. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on an assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. For receivables that do not have a specific allowance, the loss rate is computed by segment to apply to the remaining receivables balance, using each segment’s historic loss rate. Other receivables include value-added taxes related to certain foreign subsidiaries and other miscellaneous receivables due within one year. For certain customers, the Company has arrangements in place with financial institutions whereby certain customer receivables are sold to the financial institution at a discount and without recourse. Upon sale, the associated receivable is unrecognized, and the discount is recognized. For more information on accounts and other receivables, net, see Note 2.
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
During 2023, uncertainty about the timing of a recovery in the consumer electronics market persisted, and manufacturers in the supply chain for consumer electronics continued to experience reduced capacity utilization and inventory corrections. In light of the limited visibility on the timing of a recovery and the expected adverse future impact to the Surface Protection business, coupled with a cautious outlook on new product development opportunities, the Company performed a Step 1 goodwill impairment analysis, as of June 30, 2023 and September 30, 2023, of the Surface Protection component of PE Films. The analyses concluded that the fair value of Surface Protection was less than its carrying value, thus a non-cash partial goodwill impairment of $34.9 million ($27.0 million after deferred income tax benefits) was recognized during 2023.
The Company estimated the fair value of Surface Protection by: (i) computing an estimated enterprise value (“EV”) utilizing the discounted cash flow method (the “DCF Method”), (ii) applying adjustments for any surplus or deficient working capital, (iii) adding cash and cash equivalents, and (iv) subtracting interest-bearing debt. The DCF Method was used, incorporating Surface Protection’s latest projections, which reflect updated expected market recovery levels, feasibility of launching new product applications, competitive pricing and cash flows associated with production efficiencies, as well as consideration of cost savings and inventory corrections.
As of December 1, 2023, the Company’s reporting units with goodwill were Surface Protection in PE Films and Futura in Aluminum Extrusions. Both of these reporting units have separately identifiable operating net assets (operating assets including goodwill and identifiable intangible assets net of operating liabilities). The Company's Step 0 analysis of these reporting units concluded that it is more likely than not that the fair value of each reporting unit was greater than its carrying value. Therefore, the Step 1 quantitative goodwill impairment tests for these reporting units were not necessary. The Surface Protection and Futura reporting units had goodwill in the amounts of $22.4 million and $13.3 million, respectively, at December 31, 2023.
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
As of December 31, 2023 and 2022, no events, other than the Richmond Technical Center assets that went held for sale in the third quarter of 2023, were identified that indicated long-lived assets may be impaired.
Pension Costs and Postretirement Benefit Costs Other than Pensions. Pension costs and postretirement benefit costs other than pensions have been accrued over the period employees provided service to Tredegar. Liabilities and expenses for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce. The Company recognizes the funded status of its pension and other postretirement plans in the accompanying consolidated balance sheets. Tredegar’s policy has been to fund its pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974 and to fund postretirement benefits other than pensions when claims are incurred.
In February 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan through lump sum distributions and the purchase of annuity contracts. On November 3, 2023, the pension plan termination and settlement process for the Company was completed. For more information, see Note 8.
Revenue Recognition. The Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer.
Sales revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for that finished product. The Company offers various discounts, rebates and allowances to customers, (collectively, “allowances”), all of which are considered when determining the transaction price. Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues. Other allowances can vary depending on future outcomes such as sales returns and customer sales volume, thus representing variable consideration.
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
Research and Development (“R&D”) Costs. R&D costs are expensed as incurred and include primarily salaries, wages, employee benefits, equipment depreciation, facility costs and the cost of materials consumed relating to R&D efforts. R&D costs include a reasonable allocation of indirect costs.

In August 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Future research and development activities for PE Films will be performed at the facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. The Company anticipates all activities to cease at the PE Films technical center in Richmond, VA, by the end of the first quarter of 2024. The Company recognized total expense incurred through December 31, 2023 associated with exit activities of $1.3 million for: (i) severance and related costs ($0.9 million) and (ii) building closure costs ($0.4 million). In addition, the Company recognized a non-cash asset impairment ($3.5 million), accelerated depreciation ($0.3 million) and a gain on the lease modification ($0.1 million).
A reconciliation of the beginning and ending balances of accrued expense associated with exit and disposal activities and charges associated with asset impairments reported as "Asset impairments and costs associated with exit and disposal activities, net of adjustments" in the consolidated statements of income for the year ended December 31, 2023 is shown below.

(In thousands)	Severance	Asset impairment	Other	Total
Balance at January 1, 2023	$—	$—	$—	$—
Richmond Technical Center	895	3,454	628	4,977
Charges	895	3,454	628	4,977
Cash Spend	510	—	312	822
Charges against assets	—	3,454	188	3,642
Balance at December 31, 2023	$385	$—	$128	$513
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Depending upon the specific use of the ROU asset, lease expense is included in the “Cost of goods sold”, “Freight”, “Selling, general and administrative”, and “Research and development” line items on the consolidated statements of income. Lease income is not material to the results of operations for the years ended December 31, 2023 and 2022, respectively. Additional disclosure regarding Tredegar’s leases is included in Note 4.
Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 12). Tredegar’s policy is to accrue U.S. federal income taxes to the extent required under GAAP on unremitted earnings of all foreign subsidiaries where required. However, Tredegar only records U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries. Because of the accumulation of significant losses related to foreign currency translations at Terphane Limitada, there were no unrecorded deferred income tax liabilities associated with U.S. federal income taxes and foreign withholding taxes on Terphane Limitada’s undistributed earnings as of December 31, 2023 and December 31, 2022.
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
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2023	2022	2021
Weighted average shares outstanding used to compute basic earnings per share	34,133,078	33,805,530	33,562,684
Incremental shares attributable to stock options and restricted stock	—	20,900	107,566
Shares used to compute diluted earnings per share	34,133,078	33,826,430	33,670,250
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The Company had a net loss for the year ended December 31, 2023, so there is no dilutive impact for such shares. If the Company had reported net income for the year ended December 31, 2023, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 2,925,091. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,760,983 and 1,582,222 for the years ended December 31, 2022 and 2021, respectively.
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
Comprehensive Income (Loss). Comprehensive income (loss) is defined as net income or loss as adjusted by other comprehensive income or loss items. Other comprehensive income (loss) includes changes in foreign currency translation adjustments; unrealized gains and losses on derivative financial instruments; prior service costs and net gains or losses from pension and other postretirement benefit plans arising during the period; and amortization of these prior service costs and net gain or loss adjustments; and during the period, realized net actuarial loss for pension settlement all recorded net of deferred income taxes.

The changes in accumulated other comprehensive income (loss) by component are summarized as follows:

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(84,149)	$2,264	$(96,519)	$(178,404)
Other comprehensive income (loss)	(2,008)	3,800	23,932	25,724
Income tax (expense) benefit	365	(842)	(5,212)	(5,689)
Other comprehensive income (loss), net of tax	(1,643)	2,958	18,720	20,035
Reclassification adjustment to net income (loss)	—	(5,513)	16,862	11,349
Income tax (expense) benefit	—	1,192	(3,676)	(2,484)
Reclassification adjustment to net income (loss), net of tax	—	(4,321)	13,186	8,865
Other comprehensive income (loss), net of tax	(1,643)	(1,363)	31,906	28,900
Balance at December 31, 2021	(85,792)	901	(64,613)	(149,504)
Other comprehensive income (loss)	3	(1,256)	(6,464)	(7,717)
Income tax (expense) benefit	(290)	(374)	1,400	736
Other comprehensive income (loss), net of tax	(287)	(1,630)	(5,064)	(6,981)
Reclassification adjustment to net income (loss)	—	(2,461)	13,606	11,145
Income tax (expense) benefit	—	710	(2,965)	(2,255)
Reclassification adjustment to net income (loss), net of tax	—	(1,751)	10,641	8,890
Other comprehensive income (loss), net of tax	(287)	(3,381)	5,577	1,909
Balance at December 31, 2022	(86,079)	(2,480)	(59,036)	(147,595)
Other comprehensive income (loss)	3,511	11,794	1,935	17,240
Income tax (expense) benefit	(469)	(2,977)	(422)	(3,868)
Other comprehensive income (loss), net of tax	3,042	8,817	1,513	13,372
Reclassification adjustment to net income (loss)	—	(7,580)	101,323	93,743
Income tax (expense) benefit	—	2,044	(43,261)	(41,217)
Reclassification adjustment to net income (loss), net of tax	—	(5,536)	58,062	52,526
Other comprehensive income (loss), net of tax	3,042	3,281	59,575	65,898
Balance at December 31, 2023	$(83,037)	$801	$539	$(81,697)
The amounts reclassified out of accumulated other comprehensive income (loss) related to pension and other postretirement benefits are included in the computation of net periodic pension costs, see Note 8 for additional details.

Recently Issued Accounting Standards.
New accounting pronouncements adopted in 2023:
In July 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Updated ("ASU") 2023-03 to amend various Securities and Exchange Commission (“SEC”) paragraphs in the Accounting Standards Codification (“ASC”) to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force ("EITF") Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a material impact on the Company's consolidated financial statements.
Accounting standards not yet adopted:
In October 2023, the FASB issued ASU 2023-06 to amend various paragraphs in the ASC to primarily reflect the issuance of SEC Staff Bulletin No. 33-10532. ASU 2023-06 will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is not permitted. The Company does not expect a material impact from the adoption of this standard on our consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosure and requirements, primarily through the enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023 and interim period beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09 to improve the income tax disclosures related to the rate reconciliation and income taxes paid information and to improve the effectiveness of income tax disclosures. The amendments in this ASU will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024, early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
2. ACCOUNTS AND OTHER RECEIVABLES
As of December 31, 2023 and 2022, accounts receivable and other receivables, net, include the following:

(In thousands)	2023	2022
Customer receivables	$67,183	$83,667
Other receivables	3,056	3,874
Total accounts and other receivables	70,239	87,541
Less: Allowance for bad debts	(2,301)	(2,997)
Total accounts and other receivables, net	$67,938	$84,544

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts for the three years ended December 31, 2023 is as follows:

(In thousands)	2023	2022	2021
Balance, beginning of year	$2,997	$1,736	$2,797
Charges to expense	882	1,926	1,440
Recoveries	102	2	35
Write-offs and settlements	(1,734)	(639)	(1,246)
Foreign exchange and other	54	(28)	(1,290)
Balance, end of year	$2,301	$2,997	$1,736
3. INVENTORIES
Inventories consist of the following:

(In thousands)	2023	2022
Finished goods	$29,821	$34,686
Work-in-process	7,830	15,604
Raw materials	21,939	58,262
Stores, supplies and other	22,447	19,219
Total	$82,037	$127,771
Inventories stated on the LIFO basis amounted to $7.2 million at December 31, 2023 and $25.3 million at December 31, 2022, which were below replacement costs by $13.2 million at December 31, 2023 and $15.6 million at December 31, 2022. Inventories stated on the weighted average cost basis were $45.3 million and $62.9 million at December 31, 2023 and 2022, respectively, while inventories stated on the FIFO method amounted to $29.6 million and $39.5 million at December 31, 2023 and 2022, respectively.
4. LEASES
Tredegar has various operating lease agreements with remaining terms up to 9 years, including leases of real estate, office equipment and vehicles. As of December 31, 2023 and 2022, the Company had no finance lease agreements. Some leases include options to purchase the leased asset, terminate the agreement or extend the term of the agreement for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.
The following table presents a maturity analysis of the Company’s operating leases as of December 31, 2023:

(In thousands)
Future Lease Payments
2024	$2,635
2025	2,458
2026	2,078
2027	1,786
2028	1,557
Thereafter	4,600
Total undiscounted operating lease payments	15,114
Less: Imputed interest	2,065
Present value of operating lease liabilities	$13,049

The following table summarizes lease costs, related cash flow and other information for the years ended December 31, 2023 and 2022. These costs are primarily related to long-term operating leases, but also include amounts for variable leases and short-term leases.

(In thousands)	2023	2022
Operating lease expense	$2,882	$2,718

Other Information:
Weighted-average remaining lease term for operating leases	7 years	8 years
Weighted-average discount rate for operating leases	4.46%	4.27%
5. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
A reconciliation of goodwill at December 31, 2023 and 2022 is as follows:

(In thousands)	Aluminum Extrusions(a)	PE Films(a)	Total
Net carrying value of goodwill at December 31, 2021	$13,270	$57,338	$70,608
Net carrying value of goodwill at December 31, 2022	13,270	57,338	70,608
Goodwill impairment	—	(34,891)	(34,891)
Net carrying value of goodwill at December 31, 2023	$13,270	$22,447	$35,717
(a) The goodwill of Aluminum Extrusions and PE Films is carried by the Futura and Surface Protection reporting units, respectively.
A reconciliation of identifiable intangibles at December 31, 2023 and 2022 is as follows:

(In thousands)	Customer Relationships	Proprietary Technology	Trade Names	Total
Gross carrying value at December 31, 2022	$26,549	$3,726	$13,394	$43,669
Accumulated amortization	(15,467)	(3,672)	(12,840)	(31,979)
Net carrying value at December 31, 2022	$11,082	$54	$554	$11,690

Gross carrying value at December 31, 2023	$26,575	$3,732	$13,460	$43,767
Accumulated amortization	(17,270)	(3,687)	(12,959)	(33,916)
Net carrying value at December 31, 2023	$9,305	$45	$501	$9,851
Amortization expense over the next five years is expected to be as $1.9 million per year.
6. ACCRUED EXPENSES
Accrued expenses consist of the following:

(In thousands)	2023	2022
Payrolls, related taxes and medical and other benefits	6,261	5,916
Vacation	2,602	3,502
Workers’ compensation and disabilities	2,178	2,051
Group annuity contract premium liability	2,000	—
Customer rebates	1,891	1,154
Environmental liabilities	1,563	1,627
Accrued utilities	1,321	2,099
Accrued interest	1,236	407
Incentive compensation	612	6,103
Derivative contract liability	483	3,260
Accrued freight	440	2,298
Other	3,855	3,186
Total	$24,442	$31,603

7. DEBT AND CREDIT AGREEMENTS
ABL Facility
On August 3, 2023, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (collectively the “Prior Credit Agreement”), which amended the financial covenants and decreased aggregate borrowings from $375 million to $200 million.
On December 27, 2023, the Company entered into Amendment No. 3 (the “ABL Facility”) to the Prior Credit Agreement, which provides the Company with $180 million senior secured asset-based revolving credit facility that will expire on June 30, 2026. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of March 31, 2025 or the date the Company receives the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility will be reduced to $125 million. As of December 31, 2023, availability under the ABL Facility was $22.9 million, after reducing the availability by the aggregate outstanding borrowings of $126.3 million, standby letters of credit of $13.1 million, and the Minimum Liquidity (as defined in the ABL Facility) financial covenant. The Company incurred $2.6 million of debt issuance costs in conjunction with the ABL Facility, which are being amortized on a straight-line basis over the remaining term of the ABL Facility.
Outstanding borrowings accrue interest at the rates elected by the Company depending on the type of loan and denomination of such borrowing. With respect to revolving loans denominated in U.S. Dollars, the Company may elect interest rates at:
•Alternate Base Rate (“ABR”) plus 2.50% before the ABL Adjustment Date and the applicable ABR Spread (as defined in the ABL Facility) after the ABL Adjustment Date are determined in accordance with an excess availability-based pricing grid. ABR is defined, in part, as the greater of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day plus ½ of 1% and (c) the Adjusted Term SOFR Rate (defined below) for a one-month period plus 1%; or
•The Adjusted Term SOFR Rate plus 3.50% before the ABL Adjustment Date and the applicable Term Benchmark Spread (as defined in the ABL Facility) are determined in accordance with an excess availability-based pricing grid after the ABL Adjustment Date. Adjusted Term SOFR Rate is defined as the Term SOFR Rate plus 0.10%, subject to an initial Floor (as defined in the ABL Facility) of 0%.
Interest rate indices for select non-U.S. dollar borrowings, including borrowings denominated in Euro, Pounds Sterling, Swiss Francs and Japanese Yen, remain consistent with the terms of the Prior Credit Agreement.
Based upon the quarterly average of daily availability under the ABL Facility, the interest rate pricing grid applicable after the ABL Adjustment Date will be as follows:

Pricing under the ABL Facility (Basis Points)
Quarter Average of Daily Availability	Term Benchmark Spread	ABR Spread	Commitment Fee*
> 66% of $125 million aggregate commitment	225.0	125.0	40.0
≤ 66% but > 33% of $125 million aggregate commitment	250.0	150.0	40.0
≤ 33% of $125 million aggregate commitment	275.0	175.0	40.0
*The Commitment Fee before the ABL Adjustment Date and after the ABL Adjustment Date remain the same as reflected in this table.
Under the terms of the ABL Facility, certain domestic bank accounts are subject to blocked account agreements, each of which contains a springing feature whereby the lenders may exercise control over those accounts during a cash dominion period (any such period, a “Cash Dominion Period”). A Cash Dominion Period was implemented on the date of the closing of the ABL Facility and will remain in effect at all times prior to the ABL Adjustment Date. After the ABL Adjustment Date, a Cash Dominion Period goes into effect if availability under the ABL Facility falls below 12.5% or an Event of Default (as defined in the ABL Facility) occurs. The Company would then be subject to the Cash Dominion Period until the Event of Default is waived or ABL Facility availability is above 12.5% of the $125 million aggregate commitment for 30 consecutive days. Receipts that have not yet been applied to the ABL Facility are classified as restricted cash in the Company’s consolidated balance sheets.

The financial covenants in the ABL Facility, which are reported to lenders on a monthly basis, include:
•Until the ABL Adjustment Date, the Company is required to maintain (i) minimum Credit EBITDA (as defined in the ABL Facility), as of the end of each fiscal month for the 12-month period then ended (presented below) and (ii) a Minimum Liquidity (as defined in the ABL Facility) of $10.0 million.

Minimum Credit EBITDA (In thousands)
December 2023	$21,070
January 2024	21,110
February 2024	18,750
March 2024	16,640
April 2024	19,780
May 2024	19,660
June 2024	19,450
July 2024	21,860
August 2024	22,830
September 2024	25,370
October 2024	26,070
November 2024	27,640
December 2024	29,640
January 2025	29,740
February 2025	29,850
March 2025	$29,980
•Following the ABL Adjustment Date, the foregoing financial covenants will cease to exist and will be replaced with a minimum fixed charge coverage ratio of 1.00:1.00 that will be triggered in the event that availability is less than 10% of $125 million commitment amount and continuing thereafter until availability is greater than 10% of the $125 million commitment amount for 30 consecutive days.
In addition to the financial covenants, the ABL Facility contains restrictive covenants, including covenants that restrict the Company’s ability to pay dividends and repurchase shares of its common stock.
If at any time the availability under the ABL facility is less than 10% (but on and after the ABL Adjustment Date, 20%) of the maximum aggregate principal amount in effect at such time or an Event of Default occurs, the Company’s current monthly reporting requirements to lenders changes to a weekly cadence until the Event of Default is waived, cured or the availability under the ABL facility is above 10% (but on and after the ABL Adjustment Date, 20%) of the maximum aggregate principal amount for 30 consecutive days.
The ABL Facility has customary representations and warranties including, as a condition to each borrowing, that all such representations and warranties are true and correct in all material respects (including a representation that no Material
Adverse Effect (as defined in the ABL Facility) has occurred since December 31, 2022). In the event that the Company cannot certify that all conditions to the borrowing have been met, the lenders can restrict the Company’s future borrowings under the ABL Facility. Because a Cash Dominion Period is currently in effect and the Company is required to represent that no Material Adverse Effect has occurred as a condition to borrowing, the outstanding debt under the ABL Facility (all contractual payments due on June 30, 2026) is classified as a current liability in the consolidated balance sheets.
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of December 31, 2023, the Company was in compliance with all debt covenants.

Terphane Brazil Loan
On October 26, 2023, Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”), the Company’s wholly owned subsidiary in Brazil, borrowed $20 million secured by certain of its assets (“Terphane Brazil Loan”). This U.S. Dollar borrowing matures on October 30, 2028, with interest payable quarterly at an annual floating interest rate of the Secured Overnight Financing Rate (“SOFR”) plus 5.99%. The SOFR rate was 5.36% as of December 31, 2023. Quarterly principal payments of $1.7 million begin starting in year 3 of the loan. There are no prepayment penalties. The Company expects that the Terphane Brazil Loan will be repaid (and collateral released) upon the closing of the Contingent Terphane Sale. On October 26, 2023, the Company borrowed $20 million from Terphane Brazil (the “Intercompany Loan”) at the same interest rate as the Terphane Brazil Loan, thereby transferring the funds to the U.S. The Company will repay the Intercompany Loan in conjunction with the closing of the Contingent Terphane Sale.
8. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsored a noncontributory defined benefit (pension) plan covering certain current and former U.S. employees. The plan for salaried and hourly employees was based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants and pay for active plan participants for benefit calculations was frozen as of December 31, 2007. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan through lump sum distributions and the purchase of annuity contracts. In connection therewith, on February 9, 2022, the Company contributed $50 million to the pension plan.
During the third quarter of 2023, the Company remeasured the pension plan, which resulted in a pre-tax pension settlement loss in the consolidated results of operation of $25.6 million. The remeasurement of the pension benefit obligation and plan assets was triggered by $64.5 million of lump sum distributions from the pension plan assets which exceeded the pension plan's service and interest cost.
On September 27, 2023, the Company borrowed $30 million under the Prior Credit Agreement in anticipation of the final funding expected for terminating its defined benefit pension plan obligation. On October 31, 2023, the Company used this cash to contribute $27.7 million to fully fund the pension plan with the amount necessary to purchase from Massachusetts Mutual Life Insurance Company a nonparticipating single premium group annuity contract for $157.5 million. On November 3, 2023, the pension plan termination and settlement process was completed, and the Company’s relevant pension plan obligation was transferred to Massachusetts Mutual Life Insurance Company. This completed the pension plan termination process that began in February 2022. As a result of the routine administrative process to transition the pension plan, the Company recognized a $2.0 million charge to adjust the initial purchase price of the nonparticipating single premium group annuity contract. During the fourth quarter of 2023, the Company recognized a pre-tax pension settlement loss of $66.7 million.
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $1.6 million and $1.7 million at December 31, 2023 and December 31, 2022, respectively. Pension expense recognized for this plan was $0.1 million in 2023, 2022 and 2021. This information has been included in the pension benefit tables below.
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

The following tables reconcile the changes in benefit obligations and plan assets in 2023 and 2022, and reconcile the funded status to prepaid or accrued cost at December 31, 2023 and 2022:

	Pension Benefits		Other Post- Retirement Benefits
(In thousands)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$248,114	$316,169	$5,726	$7,370
Service cost	—	—	10	18
Interest cost	9,623	8,945	288	207
Effect of actuarial (gains) losses related to the following:
Discount rate change	(10,751)	(61,519)	99	(1,483)
Other	(6,459)	1,513	12	90
Plan participant contributions	—	—	490	554
Benefits paid	(16,957)	(16,994)	(913)	(1,030)
Settlement payments and annuity purchase	(221,970)	—	—	—
Benefit obligation, end of year	$1,600	$248,114	$5,712	$5,726
Change in plan assets:
Plan assets at fair value, beginning of year	$218,119	$244,612	$—	$—
Actual return on plan assets	(7,053)	(59,683)	—	—
Employer contributions	27,861	50,184	423	476
Plan participant contributions	—	—	490	554
Benefits paid	(16,957)	(16,994)	(913)	(1,030)
Settlement payments and annuity purchase	(221,970)	—	—	—
Plan assets at fair value, end of year	$—	$218,119	$—	$—
Funded status of the plans	$(1,600)	$(29,995)	$(5,712)	$(5,726)
Amounts recognized in the consolidated balance sheets:
Accrued expenses (current)	$180	$180	$489	$489
Pension and other postretirement benefit obligations, net	1,420	29,815	5,223	5,237
Net amount recognized	$1,600	$29,995	$5,712	$5,726

The following table sets forth the assumptions used in accounting for the pension and other post-retirement benefits, and the components of net periodic benefit cost:

	Pension Benefits			Other Post- Retirement Benefits
(In thousands, except percentages)	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.89%	5.07%	2.90%	4.98%	5.17%	2.86%
Expected long-term return on plan assets	n/a	4.99%	3.05%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate(a)	5.07%/5.37%	2.90%	2.57%	5.17%	2.86%	2.54%
Expected long-term return on plan assets	n/a	3.05%	5.00%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$10	$18	$21
Interest cost	9,623	8,945	8,398	288	207	195
Expected return on plan assets	(8,109)	(8,174)	(11,316)	—	—	—
Amortization of prior service costs and gains or losses	9,245	13,746	17,003	(213)	(140)	(141)
Net periodic benefit cost	$10,759	$14,517	$14,085	$85	$85	$75
Pension settlement loss	92,291	—	—	—	—	—
Total benefit cost	$103,050	$14,517	$14,085	$85	$85	$75
(a) Prior to the pension lump sum distributions in August 2023, a discount rate of 5.07% was used to determine the net periodic benefit cost. Subsequent to August 2023, a discount rate of 5.37% was used to determine the net periodic benefit cost until the Company purchased a nonparticipating single premium group annuity contract in October 2023.
Net periodic benefit cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. The amount of the accumulated benefit obligation is the same as the projected benefit obligation. At December 31, 2023, the effect of a 1% change in the health care cost trend rate assumptions would not impact the post-retirement obligation.
Expected benefit payments over the next five years and in the aggregate for 2028—2032 are as follows:

(In thousands)	Pension Benefits	Other Post- Retirement Benefits
2024	$180	$481
2025	172	470
2026	165	456
2027	157	445
2028	148	433
2028—2032	620	1,998
The pre-tax amounts recorded in 2023, 2022 and 2021 in accumulated other comprehensive income (loss) consist of:

	Pension Benefits			Other Post-Retirement Benefits
(In thousands)	2023	2022	2021	2023	2022	2021
Net actuarial (gain) loss	$415	$103,998	$109,893	$(1,250)	$(1,574)	$(320)
The amounts in accumulated other comprehensive income, before related deferred income taxes, which are expected to be recognized as components of net periodic cost during 2024 are approximately $0.1 million of benefit for other post-retirement plans.

There were no plan assets as of December 31, 2023. The percentage composition of assets held by the pension plan at December 31, 2022 was as follows:

% Composition of Plan Assets at December 31,
2022
Pension plan:
Fixed income mutual fund	13.9%
Private equity and hedge funds	4.8
Collective investment trust	69.9
Cash and cash equivalents	11.4
Total	100.0%
Following the announcement to terminate and settle the pension plan in 2022, the Company contributed $50 million to the pension plan and implemented (through consultation with its investment advisors) a liability-matching bond portfolio investment strategy (including a derivative overlay) that hedged the estimated settlement funding gap, which was approximately $24 million (before plan administration costs) at that time. The overall objective of this hedging program was to minimize the volatility of the estimated settlement funding gap such that, as applicable interest rates moved up or down causing a decrease or increase in the estimated value of the settlement liability, the value of the matching bond portfolio and derivative overlay decreased or increased by a similar amount. Accordingly, the expected long-term rate return of 3.05% used in 2022 and 4.99% used in 2023 contemplated the liability-driven investment strategy.
A lower expected return on plan assets increased the amount of expense and vice versa. Decreases in the level of actual plan assets would also serve to increase the amount of pension expense. The total return on plan assets (net of fees and plan expenses), which was primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was approximately negative 15.1% in 2022 and positive 10.4% in 2021.
Estimates of the fair value of assets held by the Company’s pension plan were provided by unaffiliated third parties. Investments in collective investment trusts, private equity, hedge funds and certain international equity securities were measured at net asset value, which was a practical expedient for measuring fair value. These assets were therefore excluded from the fair value hierarchy for each of the year presented. At December 31, 2022, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

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
(a) This category represents investments in cash and cash equivalents, which includes: 1.) cash held in the plan used for investments in U.S. Treasury futures which were entered into to minimize the volatility of the estimated settlement funding gap; and 2.) short term money market fund in which the amortized cost approximates fair value. These investments were highly liquid and therefore were classified as Level 1 securities.
(b) Represents the estimated fair market value of the Company’s ownership in private equity and hedge funds which were probable of being sold for an amount different from the net asset value per share in connection with the expected termination of the pension plan.
(c) The collective investment trust contains liability hedging fixed income investments and were valued at the net asset value of the collective investment trust. The net asset value was used as a practical expedient to estimate fair value. The net asset value was based on the fair value of the underlying investments held by the fund less its liabilities.
(d) Represents investments in certain commodity funds measured using quoted market prices.

9. OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

(In thousands)	2023	2022	2021
Gain on investment in kaléo(a)	$262	$1,406	$12,780
One-time tax credit in Brazil for unemployment/social security insurance non-income taxes resulting from a favorable decision by Brazil’s Supreme Court regarding the calculation of such tax	—	—	8,486
COVID-19-related expenses(b)	(9)	(350)	(624)
Group annuity contract premium expense(c)	(2,000)	—	—
Other	(400)	(47)	(377)
Total	$(2,147)	$1,009	$20,265
(a) In January 2023 and May 2022, additional cash consideration of $0.3 million and $1.4 million, respectively was received related to customary post-closing adjustments. The gain in 2021 includes a $0.3 million dividend received from kaléo in the first quarter of 2021.
(b) Costs associated with operating under COVID-19 conditions include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.
(c) See Note 8 for more information.

On December 27, 2021, the Company completed the sale of its investment interests in kaleo, Inc. (“kaléo”) (Series A-3 Preferred Stock, Series B Preferred Stock and common stock) that, taken together, represented on a fully diluted basis an approximate 18% interest in kaléo. Tredegar received closing cash proceeds of $47.1 million.
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
10. DERIVATIVES
Tredegar uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and exposure from currency volatility that exist as part of ongoing business operations (primarily in Flexible Packaging Films). These derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. The fair value of derivative instruments recorded on the consolidated balance sheets is based upon Level 2 inputs. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $7.7 million (5.6 million pounds of aluminum) at December 31, 2023 and $30.7 million (20.3 million pounds of aluminum) at December 31, 2022.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses & other	$—	Prepaid expenses & other	$48
Liability derivatives: Aluminum futures contracts	Accrued expenses	(483)	Accrued expenses	(3,260)
Aluminum futures contracts	Other non-current liabilities	(9)	Other non-current liabilities	(369)
Net asset (liability)		$(492)		$(3,581)

In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Terphane Ltda. of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real is annual net costs of R$139 million Brazilian Real ("R$").
Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,784	5.2993	R$9,454	Jan-24	82%
$1,766	5.3188	R$9,393	Feb-24	81%
$1,781	5.3346	R$9,501	Mar-24	82%
$1,827	5.3373	R$9,751	Apr-24	84%
$1,798	5.3588	R$9,635	May-24	83%
$1,812	5.3708	R$9,732	Jun-24	84%
$1,804	5.3848	R$9,714	Jul-24	84%
$1,806	5.4014	R$9,755	Aug-24	84%
$1,857	5.4107	R$10,048	Sep-24	87%
$1,851	5.4225	R$10,037	Oct-24	87%
$1,837	5.4403	R$9,994	Nov-24	86%
$1,801	5.4580	R$9,830	Dec-24	85%
$21,724	5.3786	R$116,844		84%
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
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$2,050	Prepaid expenses and other	$781
Foreign currency forward contracts	Other non-current assets	146	Other non-current assets	33
Liability derivatives: Foreign currency forward contracts	Other non-current liabilities	—	Other non-current liabilities	(3)
Net asset (liability)		$2,196		$811
These derivative contracts involve elements of market risk that are not reflected on the consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to any forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to any aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to the best and most creditworthy customers. The counterparties to the Company’s foreign currency cash flow hedge contracts are major financial institutions.

The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2023, 2022, and 2021 is summarized in the tables below:

(In thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts
Years Ended December 31,	2023	2022	2021
Amount of pre-tax gain (loss) recognized in other comprehensive income	$7,598	$(4,525)	$6,215
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$4,508	$1,022	$5,787

(In thousands)	Cash Flow Derivative Hedges
	Foreign Currency Forward Contracts
Years Ended December 31,	2023		2022		2021
Amount of pre-tax gain (loss) recognized in other comprehensive income	$—	$4,196	$—	$3,269	$—	$(2,415)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$61	$3,011	$61	$1,378	$63	$(337)
As of December 31, 2023, the Company expects $0.8 million of unrealized after-tax net gains on aluminum and foreign currency derivative contracts reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the years ended December 31, 2023, 2022 and 2021, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
11. STOCK OPTION AND STOCK AWARD PLANS
As of December 31, 2023, the Company had one stock-based compensation plan that permits the grants of stock options, stock appreciation rights (“SARs”), stock, restricted stock, and stock unit awards. Awards available for grant totaled 342,709 shares at December 31, 2023. Stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. Stock options granted by the Company in 2021 vest after 2 years and have a 7-year life or vest after 3 years and have a 5-year life. Stock options exercisable totaled 3,019,333 and 2,719,919 shares at December 31, 2023 and 2022, respectively.
A summary of stock options outstanding at December 31, 2023, 2022 and 2021, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2021	2,827,438	$10.75	to	$22.49	$13.55
Granted	388,822	16.37	to	16.37	16.37
Forfeited and expired	(22,611)	14.47	to	19.64	18.14
Exercised	(67,705)	10.75	to	17.29	13.51
Outstanding at December 31, 2021	3,125,944	10.75	to	22.49	13.82
Forfeited and expired	(17,203)	14.47	to	19.64	15.33
Outstanding at December 31, 2022	3,108,741	10.75	to	22.49	13.81
Forfeited and expired	(89,408)	13.78	to	19.64	19.60
Outstanding at December 31, 2023	3,019,333	$10.75	to	$22.49	$13.64

No options were granted in 2023 nor 2022. The assumptions used in the Black-Scholes options-pricing model for valuing Tredegar stock options originally granted in 2021, and the related estimated fair values at the date of grant, were as follows:

2021
Dividend yield	2.6%
Weighted average volatility percentage	48.3%
Weighted average risk-free interest rate	0.9%
Holding period (years)	5
Weighted average exercise price at date of grant (also weighted average market price at date of grant)	$16.37
Estimated weighted average fair value of options per share at date of grant	$5.57
Total estimated fair value of stock options granted (in thousands)	$2,165
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
The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2023:

			Options Outstanding at December 31, 2023				Options Exercisable at December 31, 2023
				Weighted Average		Aggregate Intrinsic Value			Aggregate Intrinsic Value
Range of Exercise Prices			Shares	Remaining Contractual Life	Exercise Price		Shares	Weighted Average Exercise Price
$10.75	to	$16.37	2,939,509	1.9 years	$13.47	$—	2,939,509	$13.47	$—
17.29	to	25.94	79,824	0.2 years	19.90	—	79,824	19.90	—
Total			3,019,333	1.9 years	$13.64	$—	3,019,333	$13.64	$—
The total intrinsic value of stock options exercised was $0.2 million in 2021. There were no stock options exercised in 2023 and 2022. The grant-date fair value of stock option-based awards vested in 2023, 2022 and 2021 was $2.2 million, $5.4 million, and $3.5 million, respectively. As of December 31, 2023, there was no unrecognized compensation cost related to stock option-based awards.

Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment. The fair value of restricted stock awards is estimated as of the grant date using the closing stock price on that date. Stock unit awards vest upon the achievement of certain performance targets. The following table summarizes additional information about unvested restricted stock outstanding at December 31, 2023, 2022 and 2021:

	Unvested Restricted Stock			Maximum Unvested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)
Outstanding at January 1, 2021	234,979	$16.68	$3,919	112,502	$21.82	$2,455
Granted	200,073	15.63	3,127	14,669	15.24	224
Vested	(87,636)	15.78	(1,383)	(73,930)	17.17	(1,269)
Forfeited	(11,616)	16.38	(190)	(2,523)	17.63	(44)
Outstanding at December 31, 2021	335,800	16.30	5,473	50,718	17.63	1,366
Granted	301,969	11.88	3,587	—	—	—
Vested	(144,317)	15.10	(2,179)	—	—	—
Forfeited	(18,474)	14.94	(276)	(50,718)	17.63	1,366
Outstanding at December 31, 2022	474,978	13.82	6,564	—	—	—
Granted	454,623	7.67	3,487	—	—	—
Vested	(167,077)	11.29	(1,886)	—	—	—
Forfeited	(26,445)	11.60	(307)	—	—	—
Outstanding at December 31, 2023	736,079	$10.68	$7,861	—	$—	$—
As of December 31, 2023, the unrecognized compensation cost related to non-vested restricted stock awards was $3.6 million. This cost is expected to be recognized over the remaining weighted average period of 1.9 years.
SARs granted by the Company in 2021 vest after 2 years and have a 7-year life. There were no SARs granted in 2023 or 2022. SARs may be settled in cash upon exercise and therefore are classified as liabilities and included in accrued expenses in the consolidated balance sheet. The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately, for vested awards.
A summary of SARs outstanding at December 31, 2023, 2022 and 2021, and changes during those years, is presented below:

		Exercise Price/Share
	Number of SARs	Range			Weighted Average
Outstanding at January 1, 2021	376,440	$10.75	to	$19.64	$11.64
Granted	164,464	16.37	to	16.37	16.37
Forfeited and expired	(10,043)	10.75	to	16.37	13.01
Exercised	(9,260)	10.75	to	15.25	13.87
Outstanding at December 31, 2021	521,601	10.75	to	16.37	13.55
Forfeited and expired	(22,914)	10.75	to	16.37	14.83
Outstanding at December 31, 2022	498,687	10.75	to	16.37	13.49
Forfeited and expired	(53,969)	10.75	to	16.37	12.78
Outstanding at December 31, 2023	444,718	$10.75	to	$16.37	$13.57
The grant-date fair value of SARs awards vested in 2022 and 2021 was $0.5 million and $0.1 million, respectively. The grant-date fair value of SARs awards vested in 2023 was immaterial. As of December 31, 2023, there was no unrecognized compensation cost related to SARs.

12. INCOME TAXES
Income (loss) before income taxes and income tax expense (benefit) are as follows:

(In thousands)	2023	2022	2021
Income (loss) before income taxes:
Domestic	$(175,510)	$3,259	$22,774
Foreign	15,480	29,585	44,336
Total	$(160,030)	$32,844	$67,110
Current income tax expense (benefit):
Federal	$19	$2	$1,232
State	—	772	764
Foreign	1,954	3,071	13,521
Total	1,973	3,845	15,517
Deferred income tax expense (benefit):
Federal	(57,220)	24	(7,862)
State	(280)	(537)	125
Foreign	1,402	1,057	1,504
Total	(56,098)	544	(6,233)
Total income tax expense (benefit)	$(54,125)	$4,389	$9,284
The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	2023		2022		2021
(In thousands, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense (benefit) at federal statutory rate	$(33,622)	21.0	$6,882	21.0	$14,116	21.0
Stranded taxes released with termination of pension	(21,912)	13.7	—	—	—	—
Changes in estimates related to prior year tax provision	(1,322)	0.8	(175)	(0.5)	(383)	(0.6)
Brazilian tax incentive	(876)	0.5	(3,873)	(11.8)	(7,019)	(10.4)
Research and development tax credit	(766)	0.5	(1,489)	(4.5)	(928)	(1.4)
Tax on Prodepe tax incentive	(488)	0.3	(1,024)	(3.1)	2,858	4.3
State taxes, net of federal income tax benefit	(437)	0.3	48	0.1	933	1.4
Foreign currency translation variation on intercompany loans	—	—	—	—	1,374	2.0
Dividend received deduction net of foreign withholding tax	—	—	—	—	(109)	(0.2)
Foreign derived intangible income deduction	—	—	(763)	(2.3)	—	—
Tax contingency accruals and tax settlements	1	—	88	0.3	202	0.3
Changes in federal valuation allowance	237	(0.1)	—	—	(5,415)	(8.1)
Non-deductible other	594	(0.4)	381	1.2	1,053	1.6
Foreign rate differences	1,746	(1.1)	2,924	8.9	8,269	12.3
U.S. tax on foreign branch income	2,720	(1.7)	1,390	4.1	(5,667)	(8.4)
Income tax expense (benefit) at effective income tax rate	$(54,125)	33.8	$4,389	13.4	$9,284	13.8
Provision (benefit) for income taxes for the year ended December 31, 2023 was $(54.1) million compared to $4.4 million for the year ended December 31, 2022. The effective tax rates for the years ended December 31, 2023 and 2022 were 33.8% and 13.4%, respectively. The change in effective tax rate is primarily attributed to tax benefits previously recorded in other comprehensive income (loss) that were released as a result of the pension plan termination, partially offset by a reduction in Brazilian tax incentives as a percentage of income. The stranded taxes released with the termination of the pension plan represent the effect of the change in federal and state tax rates on pension-related deferred tax items initially recorded in other comprehensive income. The related stranded taxes were released in full in 2023.
The effective tax rate in 2022 was impacted by a large discrete benefit recorded in the first quarter of 2022, resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service (“IRS”) on January 4, 2022. These regulations overhauled various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. As the result of these regulations, future Brazilian income tax under Brazil tax law in place at that time would have been deductible, but not creditable, in the U.S. The accounting rules require a reduction of the U.S. deferred tax liability previously established related to anticipated future income from Brazil. The IRS released guidance in 2023 that provides temporary relief for tax years after 2021 from the regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. As a result of the IRS guidance released in 2023, the reduction in the first quarter of 2022 of the U.S. deferred tax liability previously established related to anticipated future income from Brazil was reversed in 2023.
The effective tax rate in 2021 was impacted by the strong earnings of Terphane Ltda, which are included in Tredegar’s U.S. consolidated tax return and, the tax impact of the local statutory tax rates of Tredegar’s foreign subsidiaries being higher than the current U.S. tax rate of 21%, the benefit of tax incentives in Brazil and the release of the valuation allowance for capital loss carryforwards.
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. However; Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no deferred income tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Ltda.’s undistributed earnings as of December 31, 2023 and 2022.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current tax rate of 15.25% for Terphane (6.25% of income tax and 9.0% social contribution on income). The incentives were originally granted for a 10-year period commencing January 1, 2015 and expiring at the end of 2024. Terphane Brazil has been granted an additional three years of tax incentives through the end of 2027. The benefit from the tax incentives was $0.9 million, $3.9 million and $7.0 million in 2023, 2022 and 2021, respectively.
Deferred income tax assets and deferred income tax liabilities at December 31, 2023 and 2022, are as follows:

(In thousands)	2023	2022
Deferred income tax assets:
Pension and other postretirement obligations	$—	$7,535
Employee benefits	5,821	7,558
Basis difference in capital assets	2,131	2,098
Inventory	2,643	3,952
Asset write-offs, divestitures and environmental accruals	1,025	1,075
U.S. federal and state NOL and credit carryforwards	33,247	24,914
Capitalized R&D expenditures	6,543	4,874
Other	2,364	1,220
Lease liabilities	2,711	3,328
Interest expense limitation	2,592	—
Foreign currency translation gain adjustment	591	1,224
Deferred income tax assets before valuation allowance	59,668	57,778
Less: Valuation allowance	15,078	13,807
Total deferred income tax assets	44,590	43,971
Deferred income tax liabilities:
Goodwill and identifiable intangibles	$3,392	$10,533
Property, plant and equipment	10,330	14,950
Foregone tax credits on foreign branch income	1,880	719
Right-of-use leased assets	2,409	3,147
Other	1,545	722
Total deferred income tax liabilities	19,556	30,071
Net deferred income tax assets (liabilities)	$25,034	$13,900
Amounts recognized in the consolidated balance sheets:
Deferred income tax assets (noncurrent)	$25,034	$13,900
Deferred income tax liabilities (noncurrent)	—	—
Net deferred income tax assets (liabilities)	$25,034	$13,900

Except as noted below, the Company believes that it is more likely than not that future taxable income will exceed future tax-deductible amounts thereby resulting in the realization of deferred income tax assets the Company had U.S. federal and state tax credits of $16.7 million, net operating loss carryforwards of $16.5 million and a deferred interest limitation of $2.6 million at December 31, 2023. The Company had U.S. federal and state tax credits of $15.3 million and net operating loss carryforwards of $9.6 million at December 31, 2022. The U.S. federal net operating loss and deferred interest limitation can be carried forward indefinitely. The U.S. federal foreign tax credits will expire between 2027-2033 and the U.S. federal research and development tax credits will expire by 2044. The U.S. state carryforwards expire at different points over the next 20 years.
Valuation allowances of $12.9 million, $10.3 million and $9.4 million at December 31, 2023, 2022 and 2021, respectively, are recorded against the tax benefit on U.S. federal and state tax credits and net operating loss carryforwards generated by domestic subsidiaries that may not be recoverable in the carryforward period. The valuation allowance for unrealized capital losses from investments and other related items was $0.7 million at December 31, 2022 and 2021. The amount of the deferred income tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carry-forward period change. As circumstances and events warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred income tax assets. Valuation allowances of $2.2 million, $2.8 million and $2.5 million at December 31, 2023, 2022 and 2021, respectively, were recorded against certain deferred state tax assets.
A reconciliation of the Company’s unrecognized uncertain tax positions since January 1, 2021, is shown below:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Balance at beginning of period	$628	$648	$628
Increase (decrease) due to tax positions taken in:
Current period	25	2	—
Prior period	23	44	40
Reductions due to lapse of statute of limitations	(17)	(66)	(20)
Balance at end of period	$659	$628	$648
Additional information related to unrecognized uncertain tax positions since January 1, 2021 is summarized below:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax, other noncurrent liability accounts, or deferred tax assets in the balance sheet)	$659	$628	$648
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	98	143	48
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	757	771	696
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $20, $16 and $26 reflected in income tax expense in the income statement in 2023, 2022 and 2021, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	169	149	133
Related deferred income tax assets recognized on interest and penalties	(39)	(34)	(31)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	130	115	102
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$887	$886	$798
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2020. The Company anticipates that it is reasonably possible that Federal and state income tax audits or statutes may settle or close within the next 12 months and are not expected to result in a material change in unrecognized tax positions, including any payments that may be made.

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

Net Sales
(In thousands)	2023	2022	2021
Aluminum Extrusions	$474,803	$637,872	$539,325
PE Films	76,763	97,571	118,920
Flexible Packaging Films	126,326	168,139	139,978
Total net sales	677,892	903,582	798,223
Add back freight	26,933	34,982	28,232
Sales as shown in consolidated statements of income (loss)	$704,825	$938,564	$826,455
Refer to Notes to Financial Tables that follow these tables.

EBITDA from Ongoing Operations
(In thousands)	2023	2022	2021
Aluminum Extrusions:
Ongoing operations:
EBITDA	$37,976	$66,800	$55,948
Depreciation & amortization	(17,927)	(17,414)	(16,272)
EBIT	20,049	49,386	39,676
Plant shutdowns, asset impairments, restructurings and other (a)	(3,557)	(310)	3,237
PE Films:
Ongoing operations:
EBITDA	11,217	11,949	27,694
Depreciation & amortization	(6,522)	(6,280)	(6,263)
EBIT	4,695	5,669	21,431
Plant shutdowns, asset impairments, restructurings and other (a)	(4,972)	(646)	(371)
Goodwill impairment	(34,891)	—	—
Flexible Packaging Films:
Ongoing operations:
EBITDA	4,383	27,452	31,684
Depreciation & amortization	(2,865)	(2,444)	(1,988)
EBIT	1,518	25,008	29,696
Plant shutdowns, asset impairments, restructurings and other (a)	(113)	(91)	8,439
Total	(17,271)	79,016	102,108
Interest income	522	57	73
Interest expense	11,607	4,990	3,386
Gain on investment in kaléo (a)	262	1,406	12,780
Stock option-based compensation expense	231	1,424	2,495
Pension settlement loss	92,291	—	—
Corporate expenses, net (a)	39,414	41,221	41,970
Income (loss) before income taxes	(160,030)	32,844	67,110
Income tax expense (benefit) (a)	(54,125)	4,389	9,284
Net income (loss)	$(105,905)	$28,455	$57,826
Refer to Notes to Financial Tables that follow these tables.

Identifiable Assets
(In thousands)	2023	2022
Aluminum Extrusions	$255,756	$293,308
PE Films	56,536	102,431
Flexible Packaging Films	84,062	103,448
Subtotal	396,354	499,187
General corporate	36,652	23,674
Cash, cash equivalents and restricted cash (b)	13,455	19,232
Total	$446,461	$542,093

	Depreciation and Amortization			Capital Expenditures
(In thousands)	2023	2022	2021	2023	2022	2021
Aluminum Extrusions	$17,927	$17,414	$15,326	$20,339	$23,664	$18,914
PE Films	6,522	6,280	6,263	1,772	3,289	2,997
Flexible Packaging Films	2,865	2,444	1,988	4,323	8,151	5,603
Subtotal	27,314	26,138	23,577	26,434	35,104	27,514
General corporate (d)	369	264	207	12	1,771	(153)
Total	$27,683	$26,402	$23,784	$26,446	$36,875	$27,361

Net Sales by Geographic Area (c)
(In thousands)	2023	2022	2021
United States	$537,818	$717,049	$614,987
Exports from the United States to:
Asia	26,239	41,995	59,242
Canada	15,597	15,264	17,776
Europe	1,905	3,885	4,489
Latin America	6,704	6,867	4,937
Operations outside the United States:
Brazil	89,077	117,896	96,792
Asia	552	626	—
Total	$677,892	$903,582	$798,223

	Identifiable Assets by Geographic Area (c)		Property, Plant & Equipment, Net by Geographic Area (c)
(In thousands)	2023	2022	2023	2022
United States	$320,604	$413,512	$143,729	$146,437
Operations outside the United States:
Brazil	65,495	72,725	28,121	25,385
China	10,255	12,950	9,361	11,903
General corporate	36,652	23,674	2,244	2,686
Cash, cash equivalents and restricted cash (b)	13,455	19,232	n/a	n/a
Total	$446,461	$542,093	$183,455	$186,411
Refer to Notes to Financial Tables that follow these tables.

The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $15.9 million in 2023, $20.1 million in 2022 and $32.7 million in 2021.

Net Sales by Product Group
(In thousands)	2023	2022	2021
Aluminum Extrusions:
Nonresidential building & construction	$264,780	$338,981	$269,252
Consumer durables	38,897	62,541	53,578
Automotive	48,046	51,286	43,256
Machinery & equipment	43,759	63,326	42,721
Distribution	14,331	29,732	45,639
Residential building & construction	38,388	64,268	52,236
Electrical	26,602	27,738	32,643
Subtotal	474,803	637,872	539,325
PE Films:
Surface protection films	47,463	68,140	88,436
Packaging	29,300	29,431	30,484
Subtotal	76,763	97,571	118,920
Flexible Packaging Films	126,326	168,139	139,978
Total	$677,892	$903,582	$798,223
(a)See Notes 1, 5, 9 and 12 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.
(b)Cash, cash equivalents and restricted cash includes funds held in locations outside the U.S. of $9.8 million and $10.3 million at December 31, 2023 and 2022, respectively.
(c)Export sales relate mostly to PE Films. Operations in Brazil relate to Flexible Packaging Films.
(d)Corporate depreciation and amortization are included in corporate expenses, net, on the EBITDA from ongoing operations table above.

14. SAVINGS PLAN
Tredegar has a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation, up to IRS limitations. Charges recognized for the savings plan were $4.0 million in 2023, $3.9 million in 2022 and $3.3 million in 2021. The provisions of the savings plan provided the following benefits for salaried and certain hourly employees:
•The Company makes matching contributions to the savings plan of $1 for every $1 an employee contributes per pay period up to a maximum of 5% of eligible compensation.
•The savings plan includes immediate vesting of matching contributions and automatic enrollment at 3% of eligible compensation unless the employee opts out or elects a different percentage.
The Company also has a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations (“restoration plan”). The Company’s liability under the restoration plan was $0.4 million at December 31, 2023 (consisting of 79,124 phantom shares of common stock) and $0.7 million at December 31, 2022 (consisting of 70,266 phantom shares of common stock) and valued at the closing market price on those dates. Charges recognized for the restoration plan were immaterial for the years 2023, 2022 and 2021.
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

15. SUPPLY CHAIN FINANCING
The Company has supply chain finance service agreements with third-party financial institutions to provide platforms that facilitate the ability of participating suppliers to finance payment obligations from the Company with the third-party financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under the supply chain finance agreements. As of December 31, 2023 and 2022, $15.8 million and $25.9 million, respectively, of the Company’s accounts payable were financed by participating suppliers through third-party financial institutions.
A reconciliation of the beginning and ending balances of the supply chain financing for the year ended December 31, 2023 is as follows:

(In thousands)	2023
Balance, beginning of year	$25,927
New obligations entered	79,630
Less payments made	(90,365)
Foreign exchange	588
Balance, end of year	$15,780
16. CONTINGENCIES
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

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on August 7, 2023, and incorporated herein by reference)
3.3
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
10.1
Second Amended and Restated Credit Agreement, dated as of June 29, 2022, among Tredegar, as borrower, the lenders named therein, JPMorgan Chase Bank N.A., as administrative agent, Citizens Bank N.A and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 4.1 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.1
Second Amended and Restated Guaranty, dated as of June 29, 2022, by and among the subsidiaries of Tredegar listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein) (filed as Exhibit 4.2 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.2
Second Amended and Restated Pledge Agreement, dated as of June 29, 2022, by and among Tredegar and the subsidiaries of Tredegar listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.3 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.3
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 29, 2022, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 10.1 of Tredegar's Second Quarter 2023 Form 10-Q (File No. 1-10258), filed on August 9, 2023, and incorporated herein by reference).

10.1.4
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

10.1.5
Amendment No. 3, dated December 27, 2023, to the Second Amended and Restated Credit Agreement, dated June 29, 2022, by and among Tredegar Corporation, as borrower, certain of Tredegar Corporation’s material domestic subsidiaries, as guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 28, 2023, and incorporated herein by reference).

10.1.6
Third Amended and Restated Pledge and Security Agreement, dated as of December 27, 2023, by and among Tredegar Corporation and the subsidiaries of Tredegar Corporation listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 28, 2023, and incorporated herein by reference).

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

*10.18
Form of Executive Change-in-Control Severance Agreement (filed as Exhibit 10.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on October 4, 2023, and incorporated herein by reference).

10.19
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

+97	Executive Incentive-based Compensation Recoupment Policy
+101	XBRL Instance Document and Related Items
+104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Denotes compensatory plans or arrangements or management contracts.

+	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated:	March 15, 2024	By	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2024.

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