Form 10-Q
period 2024-03-31
TREDEGAR CORP
filed 2024-05-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of May 3, 2024: 34,484,893

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,493	$9,660
Restricted cash	1,299	3,795
Accounts and other receivables, net	73,032	67,938
Income taxes recoverable	793	1,182
Inventories	86,822	82,037
Prepaid expenses and other	9,438	12,065
Total current assets	174,877	176,677
Property, plant and equipment, at cost	540,856	541,046
Less: accumulated depreciation	(362,884)	(357,591)
Net property, plant and equipment	177,972	183,455
Right-of-use leased assets	16,761	11,848
Identifiable intangible assets, net	9,364	9,851
Goodwill	35,717	35,717
Deferred income taxes	24,320	25,034
Other assets	3,520	3,879
Total assets	$442,531	$446,461
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,925	$95,023
Accrued expenses	23,083	24,442
Lease liability, short-term	2,871	2,107
ABL revolving facility (matures June 30, 2026)	128,330	126,322
Income taxes payable	225	1,210
Total current liabilities	239,434	249,104
Lease liability, long-term	15,318	10,942
Long-term debt	20,000	20,000
Pension and other postretirement benefit obligations, net	6,582	6,643
Other non-current liabilities	4,382	4,119
Total liabilities	285,716	290,808
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,533,870 shares at March 31, 2024 and 34,408,638 shares at December 31, 2023)	61,959	61,606
Common stock held in trust for savings restoration plan (118,543 shares at March 31, 2024 and 118,543 shares at December 31, 2023)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(84,985)	(83,037)
Gain (loss) on derivative financial instruments	297	801
Pension and other postretirement benefit adjustments	512	539
Retained earnings	181,265	177,977
Total shareholders’ equity	156,815	155,653
Total liabilities and shareholders’ equity	$442,531	$446,461
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues and other items:
Sales	$175,736	$191,122
Other income (expense), net	8	280
	175,744	191,402
Costs and expenses:
Cost of goods sold	142,043	159,525
Freight	6,666	6,043
Selling, general and administrative	18,258	19,006
Research and development	352	1,205
Amortization of identifiable intangibles	464	503
Pension and postretirement benefits	54	3,418
Interest expense	3,455	2,311
Asset impairments and costs associated with exit and disposal activities, net of adjustments	507	69
Total	171,799	192,080
Income (loss) before income taxes	3,945	(678)
Income tax expense (benefit)	657	331
Net income (loss)	$3,288	$(1,009)

Earnings (loss) per share:
Basic	$0.10	$(0.03)
Diluted	$0.10	$(0.03)

Shares used to compute earnings (loss) per share:
Basic	34,323	33,895
Diluted	34,323	33,895
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$3,288	$(1,009)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $221 in 2024 and net of tax expense of $436 in 2023)	(1,948)	1,120
Derivative financial instruments adjustment (net of tax benefit of $140 in 2024 and net of tax expense of $836 in 2023)	(504)	1,269
Amortization of prior service costs and net gains or losses (net of tax benefit of $8 in 2024 and net of tax expense of $637 in 2023)	(27)	2,287
Other comprehensive income (loss)	(2,479)	4,676
Comprehensive income (loss)	$809	$3,667

See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,288	$(1,009)
Adjustments for noncash items:
Depreciation	6,252	6,340
Amortization of identifiable intangibles	464	503
Reduction of right-of-use lease asset	610	551
Deferred income taxes	623	411
Accrued pension and post-retirement benefits	54	3,418
Stock-based compensation expense	686	186
Gain on investment in kaléo	—	(262)
Changes in assets and liabilities:
Accounts and other receivables	(5,337)	(4,320)
Inventories	(5,481)	14,840
Income taxes recoverable/payable	(580)	(1,156)
Prepaid expenses and other	1,890	1,816
Accounts payable and accrued expenses	(10,306)	(28,977)
Lease liability	(689)	(558)
Pension and postretirement benefit plan contributions	(158)	(154)
Other, net	965	(737)
Net cash provided by (used in) operating activities	(7,719)	(9,108)
Cash flows from investing activities:
Capital expenditures	(2,461)	(9,025)
Proceeds from the sale of kaléo	—	262
Proceeds from the sale of assets	83	—
Net cash provided by (used in) investing activities	(2,378)	(8,763)
Cash flows from financing activities:
Borrowings	179,248	37,250
Debt principal payments	(177,240)	(19,250)
Dividends paid	—	(4,419)
Net cash provided by (used in) financing activities	2,008	13,581
Effect of exchange rate changes on cash	(574)	83
Increase (decrease) in cash, cash equivalents and restricted cash	(8,663)	(4,207)
Cash, cash equivalents and restricted cash at beginning of period	13,455	19,232
Cash, cash equivalents and restricted cash at end of period	$4,792	$15,025
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2024	$61,606	$177,977	$(2,233)	$(81,697)	$155,653
Net income (loss)	—	3,288	—	—	3,288
Foreign currency translation adjustment	—	—	—	(1,948)	(1,948)
Derivative financial instruments adjustment	—	—	—	(504)	(504)
Amortization of prior service costs and net gains or losses	—	—	—	(27)	(27)
Stock-based compensation expense	579	—	—	—	579
Repurchase of employee common stock for tax withholdings	(226)	—	—	—	(226)
Balance March 31, 2024	$61,959	$181,265	$(2,233)	$(84,176)	$156,815
The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2023	$58,824	$292,721	$(2,188)	$(147,595)	$201,762
Net income (loss)	—	(1,009)	—	—	(1,009)
Foreign currency translation adjustment	—	—	—	1,120	1,120
Derivative financial instruments adjustment	—	—	—	1,269	1,269
Amortization of prior service costs and net gains or losses	—	—	—	2,287	2,287
Cash dividends declared ($0.13 per share)	—	(4,419)	—	—	(4,419)
Stock-based compensation expense	853	—	—	—	853
Repurchase of employee common stock for tax withholdings	(254)				(254)
Tredegar common stock purchased by trust for savings restoration plan	—	15	(15)	—	—
Balance at March 31, 2023	$59,423	$287,308	$(2,203)	$(142,919)	$201,609
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of March 31, 2024, the condensed consolidated results of operations for the three months ended March 31, 2024 and 2023, the condensed consolidated cash flows for the three months ended March 31, 2024 and 2023, and the condensed consolidated changes in shareholders’ equity for the three months ended March 31, 2024 and 2023, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2024 and 2023 for this segment references 13-week periods ended March 31, 2024 and March 26, 2023, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end.
The condensed consolidated financial statements as of December 31, 2023 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2023 Form 10-K.
The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.
Sale of Flexible Packaging Films
On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell its Flexible Packaging Films business (also referred to as "Terphane") to Oben Group (the “Contingent Terphane Sale”). Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Colombia. On October 27, 2023, the Company filed the requisite competition forms with the Administrative Council for Economic Defense (“CADE”) in Brazil. The regulatory review process is ongoing and in line with the Company’s expectations. CADE’s maximum deadline for completing its review is no later than November 18, 2024. The merger review regarding the transaction was cleared by the Colombian authority in early February 2024.
Closure of PE Films Technical Center
In August 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Future research & development activities for PE Films will be performed at the production facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. All activities ceased at the PE Films technical center in Richmond, VA as of the end of the first quarter of 2024. The Company recognized expense incurred through March 31, 2024 associated with the exit activities of $0.2 million for building closure costs. In addition, the Company recognized a non-cash loss on the lease abandonment ($0.3 million).

Supply Chain Financing
As of March 31, 2024 and December 31, 2023, $8.8 million and $15.8 million, respectively, of the Company’s accounts payable were financed by participating suppliers through third-party financial institutions.
Accounting standards not yet adopted
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06 to amend various paragraphs in the Accounting Standards Codification ("ASC") to primarily reflect the issuance of U.S. Securities and Exchange Commission ("SEC") Staff Bulletin No. 33-10532. ASU 2023-06 will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is not permitted. The Company does not expect a material impact from the adoption of this standard on our consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosure and requirements, primarily through the enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023 and interim period beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09 to improve the income tax disclosures related to the rate reconciliation and income taxes paid information and to improve the effectiveness of income tax disclosures. The amendments in this ASU will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
2. ACCOUNTS AND OTHER RECEIVABLES
As of March 31, 2024 and December 31, 2023, accounts and other receivables, net include the following:

(In thousands)	March 31, 2024	December 31, 2023
Customer receivables	$73,333	$67,183
Other receivables	1,754	3,056
Total accounts and other receivables	75,087	70,239
Less: Allowance for bad debts	(2,055)	(2,301)
Total accounts and other receivables, net	$73,032	$67,938
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	March 31, 2024	December 31, 2023
Finished goods	$28,939	$29,821
Work-in-process	9,835	7,830
Raw materials	25,182	21,939
Stores, supplies and other	22,866	22,447
Total	$86,822	$82,037

4. PENSION AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsored a noncontributory defined benefit (pension) plan covering certain current and former U.S. employees. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan through lump sum distributions and the purchase of annuity contracts. On November 3, 2023, the pension plan termination and settlement process for the Company was completed, and the remaining pension plan obligation was transferred to Massachusetts Mutual Life Insurance Company. During 2023, the Company recognized a pre-tax pension settlement loss of $92.3 million.
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three months ended March 31, 2024 and 2023. This information has been included in the pension benefit table below.
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Service cost	$—	$—	$3	$3
Interest cost	19	3,027	67	71
Expected return on plan assets	—	(2,607)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	5	2,983	(40)	(59)
Net periodic benefit cost	$24	$3,403	$30	$15
Pension and other postretirement liabilities were $7.2 million and $7.3 million at March 31, 2024 and December 31, 2023, respectively ($0.6 million and $0.7 million included in “Accrued expenses” at March 31, 2024 and December 31, 2023, respectively, with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
Tredegar funds its other postretirement benefits on a claims-made basis; for 2024, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2023, or approximately $0.4 million.
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Weighted average shares outstanding used to compute basic earnings per share	34,323	33,895
Incremental dilutive shares attributable to stock options and restricted stock	—	—
Shares used to compute diluted earnings per share	34,323	33,895
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,870,670 for the three months ended March 31, 2024. If the Company had reported net income for the three months ended March 31, 2023, the average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 2,645,365.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(83,037)	$801	$539	$(81,697)
Other comprehensive income (loss)	(1,727)	282	—	(1,445)
Income tax (expense) benefit	(221)	(112)	—	(333)
Other comprehensive income (loss), net of tax	(1,948)	170	—	(1,778)
Reclassification adjustment to net income (loss)	—	(927)	(35)	(962)
Income tax (expense) benefit	—	253	8	261
Reclassification adjustment to net income (loss), net of tax	—	(674)	(27)	(701)
Other comprehensive income (loss), net of tax	(1,948)	(504)	(27)	(2,479)
Balance at March 31, 2024	$(84,985)	$297	$512	$(84,176)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(86,079)	$(2,480)	$(59,036)	$(147,595)
Other comprehensive income (loss)	1,557	3,078	—	4,635
Income tax (expense) benefit	(437)	(1,087)	—	(1,524)
Other comprehensive income (loss), net of tax	1,120	1,991	—	3,111
Reclassification adjustment to net income (loss)	—	(973)	2,924	1,951
Income tax (expense) benefit	—	251	(637)	(386)
Reclassification adjustment to net income (loss), net of tax	—	(722)	2,287	1,565
Other comprehensive income (loss), net of tax	1,120	1,269	2,287	4,676
Balance at March 31, 2023	$(84,959)	$(1,211)	$(56,749)	$(142,919)
The amounts reclassified out of accumulated other comprehensive income (loss) related to pension and other postretirement benefits is included in the computation of net periodic pension costs. See Note 4 for additional details.
7. DERIVATIVES
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $6.8 million (5.1 million pounds of aluminum) at March 31, 2024 and $7.7 million (5.6 million pounds of aluminum) at December 31, 2023.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Other assets	28	Other assets	—
Liability derivatives: Aluminum futures contracts	Accrued expenses	(318)	Accrued expenses	(483)
Aluminum futures contracts	Other non-current liabilities	—	Other non-current liabilities	(9)
Net asset (liability)		$(290)		$(492)
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real ("R$") will result in an annual net cost of R$139 million for the full year of 2024.
Terphane Ltda. had the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars as of March 31, 2024:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,827	5.3373	R$9,751	Apr-24	84%
$1,798	5.3588	R$9,635	May-24	83%
$1,812	5.3708	R$9,732	Jun-24	84%
$1,804	5.3848	R$9,714	Jul-24	84%
$1,806	5.4014	R$9,755	Aug-24	84%
$1,857	5.4107	R$10,048	Sep-24	87%
$1,851	5.4225	R$10,037	Oct-24	87%
$1,837	5.4403	R$9,994	Nov-24	86%
$1,801	5.4580	R$9,830	Dec-24	85%
$16,393	5.3984	R$88,496		84%
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

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$1,154	Prepaid expenses and other	$2,050
Foreign currency forward contracts	Other assets	—	Other assets	146
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(6)	Other non-current liabilities	—
Foreign currency forward contracts	Other non-current liabilities	(2)	Other non-current liabilities	—
Net asset (liability)		$1,146		$2,196
These derivative contracts involve elements of market risk that are not reflected on the condensed consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to any forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to any aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to the most credit-worthy customers. The counterparties to the Company’s foreign currency cash flow hedge contracts are major financial institutions.
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2024 and 2023 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended March 31,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2024	2023	2024		2023
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$721	$1,402	$—	$(439)	$—	$1,676
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$519	$672	$15	$393	$15	$286
As of March 31, 2024, the Company expects $0.4 million of unrealized after-tax gains on aluminum and foreign currency derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2024 and 2023, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
8. INCOME TAXES
Tredegar recorded tax expense (benefit) of $0.7 million on pre-tax income (loss) of $3.9 million in the first three months of 2024. The effective tax rate in the first three months of 2024 was 16.7% and (48.8)% in the first three months of 2023. The change in effective tax rate was primarily due to pre-tax income in the first quarter of 2024 versus a pre-tax loss in the first three months of 2023.
The effective tax rate for the first three months of 2024 varies from the 21% statutory rate primarily due to foreign rate differences and non-deductible expenses offset by Brazilian tax incentives and federal tax credits. Brazil income tax was deemed deductible but not creditable in the U.S. in the first three months of 2023. As a result of guidance released by the U.S. Treasury and Internal Revenue Service ("IRS") in the fourth quarter of 2023, and new Brazil tax legislation effective January 1, 2024, Brazil income tax is deemed creditable in the U.S. for 2024.

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
9. BUSINESS SEGMENTS
The Company’s business segments are Aluminum Extrusions, PE Films, and Flexible Packaging Films. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments.
The Company’s reportable segments are based on its method of internal reporting, which is generally segregated by differences in products. Accounting standards for presentation of segments require an approach based on the way the Company organizes the segments for making operating decisions and how the CODM assesses performance. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from ongoing operations is the key profitability measure used by the CODM (Tredegar’s President and Chief Executive Officer) for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
The following table presents net sales and EBITDA from ongoing operations by segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net Sales
Aluminum Extrusions	$114,222	$133,370
PE Films	24,735	20,182
Flexible Packaging Films	30,113	31,527
Total net sales	169,070	185,079
Add back freight	6,666	6,043
Sales as shown in the condensed consolidated statements of income (loss)	$175,736	$191,122
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$12,540	$14,638
Depreciation & amortization	(4,542)	(4,411)
EBIT	7,998	10,227
Plant shutdowns, asset impairments, restructurings and other	(1,167)	(493)
PE Films:
Ongoing operations:
EBITDA	6,904	1,849
Depreciation & amortization	(1,329)	(1,643)
EBIT	5,575	206
Plant shutdowns, asset impairments, restructurings and other	(504)	2
Flexible Packaging Films:
Ongoing operations:
EBITDA	1,963	1,350
Depreciation & amortization	(751)	(700)
EBIT	1,212	650
Plant shutdowns, asset impairments, restructurings and other	—	(78)
Total	13,114	10,514
Interest income	22	44
Interest expense	3,455	2,311
Gain on investment in kaleo, Inc.	—	262
Stock option-based compensation costs	—	231
Corporate expenses, net	5,736	8,956
Income (loss) before income taxes	3,945	(678)
Income tax expense (benefit)	657	331
Net income (loss)	$3,288	$(1,009)
The following table presents identifiable assets by segment at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Aluminum Extrusions	$264,300	$255,756
PE Films	57,925	56,536
Flexible Packaging Films	81,290	84,062
Subtotal	403,515	396,354
General corporate	34,224	36,652
Cash, cash equivalents and restricted cash	4,792	13,455
Total	$442,531	$446,461

The following tables disaggregate the Company’s revenue by geographic area and product group for the three months ended March 31, 2024 and 2023:

Net Sales by Geographic Area (a)
	Three Months Ended March 31,
(In thousands)	2024	2023
United States	$132,627	$150,611
Exports from the United States to:
Asia	8,825	5,732
Latin America	1,331	1,859
Canada	4,539	4,284
Europe	255	860
Operations outside the United States:
Brazil	21,331	21,628
Asia	162	105
Total	$169,070	$185,079
(a) Export sales relate mostly to PE Films. Operations in Brazil relate to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $6.1 million and $3.4 million in the first quarter of 2024 and 2023, respectively.

Net Sales by Product Group
	Three Months Ended March 31,
(In thousands)	2024	2023
Aluminum Extrusions:
Nonresidential building & construction	$66,347	$78,629
Consumer durables	7,984	10,347
Automotive	10,606	12,122
Residential building & construction	7,902	11,603
Electrical	5,836	8,129
Machinery & equipment	12,195	10,724
Distribution	3,352	1,816
Subtotal	114,222	133,370
PE Films:
Surface protection films	17,011	12,855
Overwrap packaging	7,724	7,327
Subtotal	24,735	20,182
Flexible Packaging Films	30,113	31,527
Total	$169,070	$185,079

10. DEBT
ABL Facility
On December 27, 2023, the Company entered into Amendment No. 3 (the “ABL Facility”) to the Second Amended and Restated Credit Agreement, which provides the Company with a $180 million senior secured asset-based revolving credit facility that will expire on June 30, 2026. On April 16, 2024, the Company entered into Amendment No. 4 (the "Amendment") that, among other items: (i) moves the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) requires weekly reporting of the borrowing base financial covenant. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company receives the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility will be reduced to $125 million. As of March 31, 2024, availability under the ABL Facility was $22.2 million, after reducing the borrowing base by the aggregate outstanding borrowings of $128.3 million, standby letters of credit of $13.1 million, and the Minimum Liquidity (as defined in the ABL Facility) financial covenant.
Outstanding borrowings accrue interest at the rates elected by the Company depending on the type of loan and denomination of such borrowing. With respect to revolving loans denominated in U.S. Dollars, the Company may elect interest rates at:
•Alternate Base Rate (“ABR”) plus 2.50% before the ABL Adjustment Date and the applicable ABR Spread (as defined in the ABL Facility) after the ABL Adjustment Date are determined in accordance with an excess availability-based pricing grid. ABR is defined, in part, as the greater of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day plus ½ of 1% and (c) the Adjusted Term SOFR Rate (defined below) for a one-month period plus 1%; or
•The Adjusted Term Secured Overnight Financing Rate ("SOFR") Rate plus 3.50% before the ABL Adjustment Date and the applicable Term Benchmark Spread (as defined in the ABL Facility) are determined in accordance with an excess availability-based pricing grid after the ABL Adjustment Date. Adjusted Term SOFR Rate is defined as the Term SOFR Rate plus 0.10%, subject to an initial Floor (as defined in the ABL Facility) of 0%.
Interest rate indices for select non-U.S. dollar borrowings, including borrowings denominated in Euro, Pounds Sterling, Swiss Francs and Japanese Yen, remain consistent with the Second Amended and Restated Credit Agreement.
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
The financial covenants in the ABL Facility are as follows:
•Until the ABL Adjustment Date, the Company is required to maintain (i) a minimum Credit EBITDA (as defined in the ABL Facility), as of the end of each fiscal month for the 12-month period then ended (presented below) and (ii) a Minimum Liquidity (as defined in the ABL Facility) of $10.0 million.

Minimum Credit EBITDA (In thousands)
March 2024	$16,640
April 2024	19,780
May 2024	19,660
June 2024	19,450
July 2024	21,860
August 2024	22,830
September 2024	25,370
October 2024	26,070
November 2024	27,640
December 2024	29,640
January 2025	29,740
February 2025	29,850
March 2025	29,980
April 2025	30,340
May 2025	30,700
June 2025	31,030
July 2025	31,370
August 2025	31,710
September 2025	$32,080
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
If at any time the availability under the ABL facility after the ABL Adjustment Date is less than 20% of the maximum aggregate principal amount in effect at such time or an Event of Default occurs, the Company’s current weekly reporting requirements to lenders will continue until the Event of Default is waived, cured or the availability under the ABL facility is above 20% of the maximum aggregate principal amount for 30 consecutive days.
The ABL Facility has customary representations and warranties including, as a condition to each borrowing, that all such representations and warranties are true and correct in all material respects (including a representation that no Material Adverse Effect (as defined in the ABL Facility) has occurred since December 31, 2022). In the event that the Company cannot certify that all conditions to the borrowing have been met, the lenders can restrict the Company’s future borrowings under the ABL Facility. Because a Cash Dominion Period is currently in effect and the Company is required to represent that no Material Adverse Effect has occurred as a condition to borrowing, the outstanding debt under the ABL Facility (all contractual payments due on June 30, 2026) is classified as a current liability in the condensed consolidated balance sheets.
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of March 31, 2024, the Company was in compliance with all debt covenants.
Terphane Brazil Loan
On October 26, 2023, Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”), the Company’s wholly owned subsidiary in Brazil, borrowed $20 million secured by certain of its assets (“Terphane Brazil Loan”). This U.S. Dollar borrowing matures on October 30, 2028, with interest payable quarterly at an annual floating interest rate of the SOFR plus 5.99%. The SOFR rate was 5.31% as of March 31, 2024. Quarterly principal payments of $1.7 million begin starting in year 3 of the loan. There are no prepayment penalties. The Company expects that the Terphane Brazil Loan will be repaid (and collateral released) upon the closing of the Contingent Terphane Sale. On October 26, 2023, the Company borrowed $20 million from Terphane Ltda. (the “Intercompany Loan”) at the same interest rate as the Terphane Brazil Loan, thereby transferring the funds to the U.S. The Company will repay the Intercompany Loan in conjunction with the closing of the Contingent Terphane Sale.

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
•inability to successfully transition into an asset-based revolving lending facility;
•noncompliance with any of the financial and other restrictive covenants in the Company's asset-based credit facility;
•the impact of macroeconomic factors, such as inflation, interest rates, recession risks and other lagging effects of the COVID-19 pandemic
•an increase in the operating costs incurred by the Company’s business units, including, for example, the cost of raw materials and energy;
•failure to continue to attract, develop and retain certain key officers or employees;
•disruptions to the Company’s manufacturing facilities, including those resulting from labor shortages;
•inability to develop, efficiently manufacture and deliver new products at competitive prices;
•the impact of the imposition of tariffs and sanctions on imported aluminum ingot used by Bonnell Aluminum;
•failure to prevent foreign companies from evading anti-dumping and countervailing duties;
•unanticipated problems or delays with the implementation of the enterprise resource planning and manufacturing executions systems, or security breaches and other disruptions to the Company's information technology infrastructure;
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
•political, economic and regulatory factors concerning the Company’s products;
•competition from other manufacturers, including manufacturers in lower-cost countries and manufacturers benefiting from government subsidies;
•impact of fluctuations in foreign exchange rates;
•the termination of anti-dumping duties on products imported to Brazil that compete with products produced by Flexible Packaging;
•an information technology system failure or breach;
•the impact of public health epidemics on employees, production and the global economy, such as the COVID-19 pandemic;
•inability to successfully identify, complete or integrate strategic acquisitions; failure to realize the expected benefits of such acquisitions and assumption of unanticipated risks in such acquisitions;
•impairment of the Surface Protection reporting unit's goodwill;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s

Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC.
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
Critical Accounting Policies and Estimates
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting standards in the United States ("GAAP"). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the 2023 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. Since December 31, 2023, there have been no changes in these policies or estimates that have had a material impact on our results of operations or financial position.
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
Earnings before interest and taxes ("EBIT") from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company in Note 9. It is not intended to represent the stand-alone results for Tredegar's ongoing operations under GAAP and should not be considered as an alternative to net income as defined by GAAP. We believe that EBIT is a widely understood and utilized metric that is meaningful to certain investors and that including this financial metric in the reconciliation of management’s performance metric, EBITDA from ongoing operations, provides useful information to those investors that primarily utilize EBIT to analyze the Company’s core operations.
First quarter 2024 net income (loss) was $3.3 million ($0.10 per diluted share) compared with net income (loss) of $(1.0) million ($(0.03) per diluted share) in the first quarter of 2023.
First Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions was $12.5 million in the first quarter of 2024 versus $14.6 million in the first quarter of last year and $8.0 million in the fourth quarter of 2023.
◦Sales volume was 33.8 million pounds in the first quarter of 2024 versus 37.6 million pounds in the first quarter of last year and 32.9 million pounds in the fourth quarter of 2023.
◦Open orders at the end of the first quarter of 2024 were approximately 15 million pounds (versus 27 million pounds in the first quarter of 2023 and 14 million pounds at the end of the fourth quarter of 2023). Net new orders increased 61% and 12% in the first quarter of 2024 versus the first quarter of 2023 and fourth quarter of 2023, respectively.
•EBITDA from ongoing operations for PE Films was $6.9 million in the first quarter of 2024 versus $1.8 million in the first quarter of 2023 and $4.5 million in the fourth quarter of 2023. Sales volume was 10.0 million pounds in the first quarter of 2024 versus 7.4 million pounds in the first quarter of 2023 and 8.5 million pounds in the fourth quarter of 2023.
•EBITDA from ongoing operations for Flexible Packaging Films (also referred to as "Terphane") was $2.0 million during the first quarter of 2024 versus $1.4 million in the first quarter of 2023 and $2.3 million during the fourth quarter of 2023. Sales volume was 22.0 million pounds in the first quarter of 2024 versus 19.8 million pounds in the first quarter 2023 and

22.8 million pounds in the fourth quarter of 2023. See the Status of Agreement to Sell Terphane in Results of Operations below for information on the planned sale of Terphane.
The bottom of the recent severe down cycle in Aluminum Extrusions, which the Company believes was a residual impact of the pandemic and started in the second half of 2022, appears to have occurred in the third quarter of 2023. Net new orders and sales volume have increased sequentially in each quarter since that time. At PE Films, EBITDA from ongoing operations during the first quarter of 2024 was exceptional at $6.9 million. The process to complete the closing of the Company’s agreement to sell Terphane continues to advance as planned, including the review required by competition authorities in Brazil. The Company continues to focus on prudently managing costs, working capital and capital spending.
Results of Operations
First Quarter of 2024 Compared with the First Quarter of 2023
The following table presents a bridge of consolidated net income (loss) from the first quarter of 2023 to the first quarter of 2024 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the three months ended March 31, 2023	$(1,009)
Income tax expense (benefit)	331
Income (loss) before income taxes for the three months ended March 31, 2023	(678)
Change in income (loss) from increases (decreases) in the following items:
Sales	(15,386)
Other income (expense), net	(272)
Total	(15,658)
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	17,482
Freight	(623)
Selling, general and administrative	748
Research and development	853
Pension and postretirement benefits	3,364
Interest expense	(1,144)
Other	(399)
Total	20,281
Income (loss) before income taxes for the three months ended March 31, 2024	3,945
Income tax expense (benefit)	657
Net income (loss) for the three months ended March 31, 2024	$3,288
Sales in the first quarter of 2024 decreased by $15.4 million compared with the first quarter of 2023. Net sales (sales less freight) in Aluminum Extrusions decreased $19.1 million, primarily due to lower sales volume and the pass-through of lower metal costs. Net sales in PE Films increased $4.6 million, primarily due to volume increases in both Surface Protection and overwrap films. Net sales in Flexible Packaging Films decreased $1.4 million, primarily due to lower selling prices that the Company believes are driven by excess global capacity and stronger competition in Brazil, Latin America and the U.S., and unfavorable product mix, partially offset by higher sales volume. For more information on net sales and volume, see the Segment Operations Review below.
Other income (expense), net in the first quarter of 2024 decreased by $0.3 million compared with the first quarter of 2023. The change in other income (expense), net was primarily due to cash consideration of $0.3 million received in January 2023 related to the customary post-closing adjustments on the sale of the investment in kaleo, Inc., which was sold in December 2021.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 15.4% in the first quarter of 2024 compared to 13.4% in the first quarter of 2023. The gross profit margin in Aluminum Extrusions remained consistent with the prior year period primarily due to lower sales volume, offset by higher net pricing after the pass-through of metal costs changes, lower labor and employee-related costs, lower supply expense, lower utility expense and lower freight expense. Additionally, the timing of the flow through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $1.2 million in the first quarter of 2024 versus a benefit of $1.7 million in the first quarter of 2023. The gross profit margin in PE Films increased due to a higher Surface Protection contribution margin associated with higher volume, favorable pricing, operating efficiencies and manufacturing costs savings, lower fixed costs and cost improvements from overwrap films. The gross profit margin in Flexible Packaging Films slightly increased primarily due to lower raw material costs, lower fixed costs and higher sales volume, partially offset by lower selling prices from global excess capacity and margin pressures and higher variable costs.
The percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses of 10.6% in the first quarter of 2024 remained consistent with the first quarter of 2023.
During 2023, the Company settled the pension plan, which decreased the pension and other postretirement expenses for the first quarter of 2024 compared to the first quarter of 2023. See Note 4 for additional information.
Interest expense of $3.5 million in the first three months of 2024 increased $1.1 million compared to the first three months of 2023 due to higher average debt levels and interest rates. See Note 10 for additional information.
The effective tax rate used to compute income taxes was 16.7% in the first quarter of 2024 compared to (48.8)% in the first quarter of 2023. See Note 8 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first quarters of 2024 and 2023 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 9 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended March 31,
(In millions)	2024	2023
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$0.6	$—
Storm damage to the Newnan, Georgia plant[1]	0.1	0.6
Legal fees associated with the Aluminum Extruders Trade Case[1]	0.2	—
Total for Aluminum Extrusions	$0.9	$0.6
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Richmond, Virginia Technical Center closure expenses, including severance[3]	$0.2	$—
Richmond, Virginia Technical Center lease abandonment[3]	0.3	—
Total for PE Films	$0.5	$—
Flexible Packaging Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1
Total for Flexible Packaging Films	$—	$0.1
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$0.5	$0.3
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.9	0.5
Professional fees associated with the transition to the ABL Facility[1]	0.2	—
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	—	(0.1)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[2]	—	3.4
Total for Corporate	$1.6	$4.1
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income. 2. See Note 4 for additional information. 3. See Note 1 for additional information.

Average total debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2024	2023
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$153.1	$147.0
Average interest rate	9.4%	6.3%

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2024	2023
Sales volume (lbs)	33,841	37,562	(9.9)%
Net sales	$114,222	$133,370	(14.4)%
Ongoing operations:
EBITDA	$12,540	$14,638	(14.3)%
Depreciation & amortization	(4,542)	(4,411)	(3.0)%
EBIT*	$7,998	$10,227	(21.8)%
Capital expenditures	$1,550	$7,742
*See the table in Note 9 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
First Quarter 2024 Results vs. First Quarter 2023 Results
Net sales (sales less freight) in the first quarter of 2024 decreased 14.4% versus the first quarter of 2023 primarily due to lower sales volume and the pass-through of lower metal costs. Sales volume in the first quarter of 2024 decreased 9.9% versus the first quarter of 2023 but increased 2.7% versus the fourth quarter 2023.
Net new orders, which remain low compared to pre-pandemic levels but are growing, increased 61% in the first quarter of 2024 versus the first quarter of 2023, marking the sixth consecutive quarterly increase in incoming orders. Since January 2021, net new orders for the Company's aluminum extruded products have generally tracked the ISM® Manufacturing PMI®. The Company believes that net new orders continue to be below pre-pandemic levels due to higher interest rates, tighter lender requirements and the increase in remote working, which particularly impacts the non-residential B&C end-use market. In addition, data indicates that aluminum extrusion imports increased significantly in recent years, especially during the pandemic, and some of Bonnell Aluminum’s customers may have sourced, and continue to source, aluminum extrusions from producers outside the United States.
Open orders at the end of the first quarter of 2024 were 15 million pounds (versus 14 million pounds at the end of the fourth quarter of 2023 and 27 million pounds at the end of the first quarter of 2023). This level is below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions (particularly starting in early 2021 with the re-opening of markets following the rollout of vaccines) that resulted in long lead times, driving a peak in open orders of approximately 100 million pounds during the first quarter of 2022.
The Company is participating as part of a coalition of members of the Aluminum Extruders Council who have filed a trade case with the Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) against 15 countries in response to alleged large and increasing volumes of unfairly priced imports of aluminum extrusions since 2019. In November 2023, the ITC found that there is a reasonable indication that the American aluminum extrusions industry is materially injured or threatened with injury due to imports from 14 countries, including China. The ITC’s preliminary determination found that subject import volumes were significant and increasing, and that with regard to pricing, subject imports predominantly undersold the domestic product by volume in each year of the period of investigation. On May 2, 2024, the DOC announced its preliminarily determination that aluminum extrusion producers and exporters in 14 countries, including China, sold aluminum extrusions at less-than-fair value in the United States. Final determinations, which are expected by the end of the third quarter of 2024, should provide an additional opportunity for Bonnell to regain market share.

EBITDA from ongoing operations in the first quarter of 2024 decreased $2.1 million versus the first quarter of 2023 primarily due to:
•Lower volume ($3.3 million) offset by higher net pricing after the pass-through of metal cost changes ($2.0 million), lower labor and employee-related costs ($0.6 million), lower supply expense ($0.6 million), lower utility expense ($0.4 million), lower SG&A expenses ($0.3 million) and lower freight rates ($0.2 million); and
•The timing of the flow-through under the first-in first-out method of aluminum raw material costs passed through to customers, previously acquired at higher prices in a quickly changing commodity pricing environment, resulted in a charge of $1.2 million in the first quarter of 2024 versus a benefit of $1.7 million in the first quarter of 2023.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $9 million in 2024, including $4 million for productivity projects and $5 million for capital expenditures required to support continuity of operations. The projected spending reflects stringent spending measures that the Company has implemented to control its financial leverage. The multi-year implementation for new enterprise resource planning and manufacturing execution systems ("ERP/MES") has been reorganized with an extended implementation period. As a result, the earliest "go-live" date for the net ERP/MES is 2025. The ERP/MES project commenced in 2022, with spending to-date of approximately $21 million. Depreciation expense is projected to be $16 million in 2024. Amortization expense is projected to be $2 million in 2024.
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2024	2023
Sales volume (lbs)	10,036	7,368	36.2%
Net sales	$24,735	$20,182	22.6%
Ongoing operations:
EBITDA	$6,904	$1,849	273.4%
Depreciation & amortization	(1,329)	(1,643)	19.1%
EBIT*	$5,575	$206	NM**
Capital expenditures	$394	$716
* See the table in Note 9 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. ** Not meaningful ("NM")
First Quarter 2024 Results vs. First Quarter 2023 Results
Net sales in the first quarter of 2024 were 22.6% higher compared to the first quarter of 2023, with volume increases in both Surface Protection and overwrap films. Surface Protection sales volume in the first quarter of 2024 increased 43% versus the first quarter of 2023 and 30% versus the fourth quarter of 2023. Given recent volume improvements for Surface Protection and other market indicators, the Company believes that the consumer electronics market is now in recovery mode.
EBITDA from ongoing operations during the first quarter of 2024 was $6.9 million, which was exceptional and well above comparable amounts realized during the second and first halves of 2023 of $8.6 million and $2.7 million, respectively.
EBITDA from ongoing operations in the first quarter of 2024 increased $5.1 million versus the first quarter of 2023, primarily due to:
•A $4.4 million increase from Surface Protection primarily due to higher contribution margin associated with higher volume ($1.0 million), favorable pricing ($0.3 million), operating efficiencies and manufacturing costs savings ($1.9 million), lower fixed costs ($0.4 million), and lower SG&A ($0.7 million, including $0.6 million associated with the closure of the Richmond Technical Center in 2023).
•A $0.7 million increase from overwrap films primarily due to cost improvements.

Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on resin prices. Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $2 million in 2024, including $1 million for productivity projects and $1 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $5 million in 2024. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2024	2023
Sales volume (lbs)	21,973	19,845	10.7%
Net sales	$30,113	$31,527	(4.5)%
Ongoing operations:
EBITDA	$1,963	$1,350	45.4%
Depreciation & amortization	(751)	(700)	(7.3)%
EBIT*	$1,212	$650	86.5%
Capital expenditures	$518	$605
* See the table in Note 9 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
First Quarter 2024 Results vs. First Quarter 2023 Results
Net sales in the first quarter of 2024 decreased 4.5% compared to the first quarter of 2023 primarily due to lower selling prices that the Company believes are driven by excess global capacity and strong competition in Brazil, Latin America and the U.S., and unfavorable product mix, partially offset by higher sales volume.
EBITDA from ongoing operations in the first quarter of 2024 increased $0.6 million versus the first quarter of 2023, primarily due to:
•Lower raw material costs ($1.9 million), lower fixed costs ($1.7 million), higher sales volume ($ 1.0 million) and lower SG&A ($0.2 million), partially offset by lower selling prices from global excess capacity and margin pressures ($2.1 million) and higher variable costs ($1.3 million);
•Foreign currency transaction gains ($0.1 million) in the first quarter of 2024 compared to foreign currency transaction losses ($0.1 million) in the first quarter of 2023; and
•Net unfavorable foreign currency translation of Real-denominated operating costs ($0.9 million).
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on polyester fiber and component price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $4 million in 2024 for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $3 million in 2024. Amortization expense is projected to be $0.1 million in 2024.
Corporate Expenses, Interest & Other
Corporate expenses, net in the first three months of 2024 decreased $3.2 million compared to the first three months of 2023 primarily due to lower pension expense as a result of the pension plan termination completed in 2023 ($3.4 million) and lower internal audit fees ($0.3 million), partially offset by higher stock-based compensation ($0.6 million).
Interest expense of $3.5 million in the first three months of 2024 increased $1.1 million compared to the first three months of 2023 due to higher average debt levels and interest rates.
Status of Agreement to Sell Terphane
On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell Terphane to Oben Group (the “Contingent Terphane Sale”). Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Colombia. On October 27, 2023, the Company filed the requisite competition forms with the Administrative Council for Economic Defense (“CADE”) in

Brazil. The regulatory review process is ongoing and in line with the Company’s expectations. CADE’s maximum deadline for completing its review is no later than November 18, 2024. The merger review regarding the transaction was cleared by the Colombian authority in early February 2024.
As of March 31, 2024, the Company has reported results for Terphane as a continuing operation, given the status of the approval process by authorities. If the sale transaction is completed, the Company expects to realize after-tax net debt-free cash proceeds of $85 million after deducting projected Brazil withholding taxes, escrow funds, U.S. capital gains taxes and transaction costs. Actual after-tax proceeds may differ from estimates due to possible changes in deductions and the Company's tax situation during the potentially lengthy interim period to the closing date.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2023 to March 31, 2024 are summarized below.
•Accounts and other receivables increased $5.1 million (7.5%).
~~◦~~Accounts and other receivables in Aluminum Extrusions increased $7.3 million primarily due to increased sales volume during the first three months of 2024. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 43.9 days for the 12 months ended March 31, 2024 and 45.1 days for the 12 months ended December 31, 2023.
◦Accounts and other receivables in PE Films remained relatively flat. DSO was approximately 26.3 days for the 12 months ended March 31, 2024, which was the same for the 12 months ended December 31, 2023.
◦Accounts and other receivables in Flexible Packaging Films decreased $2.3 million primarily due to improved collection efforts during the three months ended 2024. DSO was approximately 37.1 days for the 12 months ended March 31, 2024 and 38.1 days for the 12 months ended December 31, 2023.
•Inventories increased $4.8 million (5.8%).
◦Inventories in Aluminum Extrusions remained relatively flat. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 48.3 days for the 12 months ended March 31, 2024 and 51.6 days for the 12 months ended December 31, 2023.
◦Inventories in PE Films increased $2.9 million due to higher raw materials to support increased sales volume during the first three months of 2024. DIO was approximately 53.6 days for the 12 months ended March 31, 2024 and 57.2 days for the 12 months ended December 31, 2023.
◦Inventories in Flexible Packaging Films increased $1.9 million primarily due to higher raw material purchases. DIO was approximately 107.8 days for the 12 months ended March 31, 2024 and 117.7 days for the 12 months ended December 31, 2023.
•Net property, plant and equipment decreased $5.5 million primarily due to depreciation expense of $6.3 million and a $0.9 million unfavorable change in the value of the U.S. dollar relative to foreign currencies, partially offset by capital expenditures of $1.8 million.
•Identifiable intangible assets, net decreased $0.5 million (4.9%) due to amortization expense.
•Deferred income tax assets decreased $0.7 million (2.9%). See Note 8 for more information.
•Accounts payable decreased $10.1 million (10.6%).
◦Accounts payable in Aluminum Extrusions decreased $9.0 million primarily due to the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 47.7 days for the 12 months ended March 31, 2024 and 49.8 days for the 12 months ended December 31, 2023.
◦Accounts payable in PE Films increased $2.7 million primarily due to higher raw material purchases. DPO was approximately 43.9 days for the 12 months ended March 31, 2024 and 43.4 days for the 12 months ended December 31, 2023.
◦Accounts payable in Flexible Packaging Films decreased $3.8 million primarily due to lower raw material costs. DPO was approximately 65.3 days for the 12 months ended March 31, 2024 and 61.7 days for the 12 months ended December 31, 2023.

Net cash used in operating activities was $7.7 million in the first three months of 2024 compared to $9.1 million in the first three months of 2023. The decrease was primarily due to improved working capital due to factors discussed earlier in this section relating to accounts and other receivables, inventories and accounts payable.
Net cash used in investing activities was $2.4 million in the first three months of 2024 compared to $8.8 million the first three months of 2023. The decrease was primarily due to lower capital expenditures ($6.6 million).
Net cash provided by financing activities was $2.0 million in the first three months of 2024, compared to $13.6 million in the first three months of 2023. The decrease was primarily due to lower net borrowings ($16.0 million) under the ABL Facility (as defined below) during the first three months of 2024 as compared to the first three months of 2023 and dividends paid ($4.4 million) during the first three months of 2023.
At March 31, 2024, the Company had cash, cash equivalents and restricted cash of $4.8 million, including cash and cash equivalents held in locations outside the U.S. of $3.8 million.
Debt and Credit Agreements
ABL Facility
On December 27, 2023, the Company entered into Amendment No. 3 (the “ABL Facility”) to the Second Amended and Restated Credit Agreement, which provides the Company with a $180 million senior secured asset-based revolving credit facility that will expire on June 30, 2026. On April 16, 2024, the Company entered into Amendment No. 4 (the "Amendment") that, among other items: (i) moves the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) requires weekly reporting of the borrowing base financial covenant. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company receives the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility will be reduced to $125 million. As of March 31, 2024, availability under the ABL Facility was $22.2 million, after reducing the borrowing base by the aggregate outstanding borrowings of $128.3 million, standby letters of credit of $13.1 million, and the Minimum Liquidity (as defined in the ABL Facility) financial covenant.
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
The financial covenants in the ABL Facility are as follows:
•Until the ABL Adjustment Date, the Company is required to maintain (i) a minimum Credit EBITDA (as defined in the ABL Facility), as of the end of each fiscal month for the 12-month period then ended (presented below) and (ii) a Minimum Liquidity (as defined in the ABL Facility) of $10.0 million.

Minimum Credit EBITDA (In thousands)
March 2024	$16,640
April 2024	19,780
May 2024	19,660
June 2024	19,450
July 2024	21,860
August 2024	22,830
September 2024	25,370
October 2024	26,070
November 2024	27,640
December 2024	29,640
January 2025	29,740
February 2025	29,850
March 2025	29,980
April 2025	30,340
May 2025	30,700
June 2025	31,030
July 2025	31,370
August 2025	31,710
September 2025	$32,080
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

The computation of Credit EBITDA, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended March 31, 2024 *
Computations of Credit EBITDA for the twelve months ended March 31, 2024 (in thousands):
Net income (loss)	$(101,608)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	12,751
Depreciation and amortization expense for continuing operations	27,554
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,899)	141,252
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process	184
Terphane sale transaction costs in an amount not to exceed $10,000	4,949
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(53,799)
Interest income	(500)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	7,284
Credit EBITDA	38,067
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.

The computation of the ABL Facility availability and Minimum Liquidity covenant, as defined in the ABL Facility, is presented below.

(In thousands, except percentages)	March 31, 2024	December 31, 2023

Maximum aggregate principal	$180,000	$180,000

Maximum borrowing limit per the Borrowing base as defined in the ABL Facility (includes eligible domestic cash and cash equivalents of $851 as of March 31, 2024 and $3,846 as of December 31, 2023)	$173,601	$172,286
ABL Facility outstanding debt (matures on June 30, 2026)	128,330	126,322
Outstanding standby letters of credit	13,080	13,080
ABL Facility availability	$32,191	$32,884
Minimum Liquidity covenant	10,000	10,000
ABL Facility availability in excess of Minimum Liquidity covenant	$22,191	$22,884
In addition to the financial covenants, the ABL Facility contains restrictive covenants, including covenants that restrict the Company’s ability to pay dividends and repurchase shares of its common stock.
As of March 31, 2024, the Company was in compliance with all debt covenants.
Terphane Brazil Loan
On October 26, 2023, Terphane Ltda., the Company’s wholly owned subsidiary in Brazil, borrowed $20 million secured by certain of its assets (“Terphane Brazil Loan”). This U.S. Dollar borrowing matures on October 30, 2028. The Company expects that the Terphane Brazil Loan will be repaid (and collateral released) upon the closing of the Contingent Terphane Sale. On October 26, 2023, the Company borrowed $20 million from Terphane Ltda. (the “Intercompany Loan”) at the same interest rate as the Terphane Brazil Loan, thereby transferring the funds to the U.S. The Company will repay the Intercompany Loan in conjunction with the closing of the Contingent Terphane Sale.
For more information on the ABL Facility and the Terphane Brazil Loan, see Note 10 for additional information.
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
The purchase price of raw materials fluctuates on a monthly basis; therefore, Aluminum Extrusions pricing policies generally allow the Company to pass the underlying index cost of aluminum and certain alloys through to the vast majority of our customers so that we remain substantially neutral to metal pricing. In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 7 for additional information.

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
The Company estimates annual net costs of R$139.0 million for the net mismatch translation exposure between Terphane Ltda.’s U.S. Dollar quoted or priced sales and raw material costs and underlying Brazilian Real quoted or priced Terphane Ltda. Operating Costs. Terphane Ltda. has outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars to hedge its exposure. See Note 7 for more information on outstanding hedging contracts and this hedging program.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had no impact on EBITDA from ongoing operations for the first quarter of 2024 compared with the same period of 2023.
Trends for the Brazilian Real and Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024.
Based on this evaluation of our disclosure controls and procedures as of March 31, 2024, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II - OTHER INFORMATION
Item 1A. Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2023 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no material updates or changes to our risk factors previously disclosed in the 2023 Form 10-K.

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
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits.

10.1
Amendment No. 4, dated April 16, 2024, to the Second Amended and Restated Credit Agreement, dated June 29, 2022, by and among Tredegar Corporation, as borrower, certain of Tredegar Corporation’s material domestic subsidiaries, as guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents (filed as Exhibit 10.1 of Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on April 22, 2024, and incorporated herein by reference).

*10.2	Form of Notice of Phantom Stock Unit Award and Phantom Stock Unit Award Terms and Conditions.
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

32.1	Certification of President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document and Related Items.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
*	Denotes compensatory plans or arrangements or management contracts.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	May 9, 2024	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2024	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)