Form 10-Q
period 2024-06-30
TREDEGAR CORP
filed 2024-08-07
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☒

Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of August 2, 2024: 34,510,556

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,510	$9,660
Restricted cash	5,159	3,795
Accounts and other receivables, net	83,895	67,938
Income taxes recoverable	789	1,182
Inventories	89,242	82,037
Prepaid expenses and other	8,170	12,065
Total current assets	190,765	176,677
Property, plant and equipment, at cost	538,181	541,046
Less: accumulated depreciation	(366,336)	(357,591)
Net property, plant and equipment	171,845	183,455
Right-of-use leased assets	16,209	11,848
Identifiable intangible assets, net	8,811	9,851
Goodwill	35,717	35,717
Deferred income taxes	23,600	25,034
Other assets	3,465	3,879
Total assets	$450,412	$446,461
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$93,006	$95,023
Accrued expenses	27,015	24,442
Lease liability, short-term	2,877	2,107
ABL revolving facility (matures June 30, 2026)	122,000	126,322
Income taxes payable	257	1,210
Total current liabilities	245,155	249,104
Lease liability, long-term	14,610	10,942
Long-term debt	20,000	20,000
Pension and other postretirement benefit obligations, net	6,524	6,643
Other non-current liabilities	4,159	4,119
Total liabilities	290,448	290,808
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,484,893 shares at June 30, 2024 and 34,408,638 shares at December 31, 2023)	62,493	61,606
Common stock held in trust for savings restoration plan (118,543 shares at June 30, 2024 and December 31, 2023)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(90,273)	(83,037)
Gain (loss) on derivative financial instruments	(564)	801
Pension and other postretirement benefit adjustments	484	539
Retained earnings	190,057	177,977
Total shareholders’ equity	159,964	155,653
Total liabilities and shareholders’ equity	$450,412	$446,461
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues and other items:
Sales	$190,235	$178,167	$365,971	$369,289
Other income (expense), net	323	(20)	331	260
	190,558	178,147	366,302	369,549
Costs and expenses:
Cost of goods sold	148,666	153,267	290,708	312,792
Freight	7,082	7,199	13,748	13,243
Selling, general and administrative	19,887	16,889	38,144	35,894
Research and development	167	1,376	519	2,581
Amortization of identifiable intangibles	483	464	948	968
Pension and postretirement benefits	54	3,418	109	6,837
Interest expense	3,379	2,374	6,834	4,686
Asset impairments and costs associated with exit and disposal activities, net of adjustments	80	—	587	69
Goodwill impairment	—	15,413	—	15,413
Total	179,798	200,400	351,597	392,483
Income (loss) before income taxes	10,760	(22,253)	14,705	(22,934)
Income tax expense (benefit)	1,968	(3,331)	2,625	(3,000)
Net income (loss)	$8,792	$(18,922)	$12,080	$(19,934)

Earnings (loss) per share:
Basic	$0.26	$(0.56)	$0.35	$(0.59)
Diluted	$0.26	$(0.56)	$0.35	$(0.59)

Shares used to compute earnings (loss) per share:
Basic	34,378	34,079	34,350	33,988
Diluted	34,378	34,079	34,350	33,988
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Net income (loss)	$8,792	$(18,922)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $691 in 2024 and net of tax expense of $179 in 2023)	(5,288)	1,621
Derivative financial instruments adjustment (net of tax benefit of $253 in 2024 and net of tax expense of $500 in 2023)	(861)	368
Amortization of prior service costs and net gains or losses (net of tax benefit of $8 in 2024 and net of tax expense of $637 in 2023)	(28)	2,286
Other comprehensive income (loss)	(6,177)	4,275
Comprehensive income (loss)	$2,615	$(14,647)

	Six Months Ended June 30,
	2024	2023
Net income (loss)	$12,080	$(19,934)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $470 in 2024 and net of tax expense of $615 in 2023)	(7,236)	2,741
Derivative financial instruments adjustment (net of tax benefit of $393 in 2024 and net of tax expense of $1,336 in 2023)	(1,365)	1,637
Amortization of prior service costs and net gains or losses (net of tax benefit of $16 in 2024 and net of tax expense of $1,274 in 2023)	(55)	4,573
Other comprehensive income (loss)	(8,656)	8,951
Comprehensive income (loss)	$3,424	$(10,983)
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$12,080	$(19,934)
Adjustments for noncash items:
Depreciation	12,357	12,387
Amortization of identifiable intangibles	948	968
Reduction of right-of-use lease asset	1,178	1,075
Goodwill impairment	—	15,413
Deferred income taxes	2,248	(3,731)
Accrued pension and post-retirement benefits	109	6,837
Stock-based compensation expense	1,086	521
Gain on investment in kaléo	(144)	(262)
Changes in assets and liabilities:
Accounts and other receivables	(17,160)	6,190
Inventories	(10,357)	43,013
Income taxes recoverable/payable	(539)	(1,060)
Prepaid expenses and other	2,597	2,976
Accounts payable and accrued expenses	3,305	(39,629)
Lease liability	(1,408)	(1,095)
Pension and postretirement benefit plan contributions	(306)	(279)
Other, net	1,335	(692)
Net cash provided by (used in) operating activities	7,329	22,698
Cash flows from investing activities:
Capital expenditures	(4,782)	(15,907)
Proceeds from the sale of kaléo	144	262
Proceeds from the sale of assets	83	—
Net cash provided by (used in) investing activities	(4,555)	(15,645)
Cash flows from financing activities:
Borrowings	340,818	41,250
Debt principal payments	(345,140)	(37,250)
Dividends paid	—	(8,884)
Debt financing costs	(587)	—
Net cash provided by (used in) financing activities	(4,909)	(4,884)
Effect of exchange rate changes on cash	(2,651)	(208)
Increase (decrease) in cash, cash equivalents and restricted cash	(4,786)	1,961
Cash, cash equivalents and restricted cash at beginning of period	13,455	19,232
Cash, cash equivalents and restricted cash at end of period	$8,669	$21,193
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance April 1, 2024	$61,959	$181,265	$(2,233)	$(84,176)	$156,815
Net income (loss)	—	8,792	—	—	8,792
Foreign currency translation adjustment	—	—	—	(5,288)	(5,288)
Derivative financial instruments adjustment	—	—	—	(861)	(861)
Amortization of prior service costs and net gains or losses	—	—	—	(28)	(28)
Stock-based compensation expense	534	—	—	—	534
Balance June 30, 2024	$62,493	$190,057	$(2,233)	$(90,353)	$159,964
The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2024	$61,606	$177,977	$(2,233)	$(81,697)	$155,653
Net income (loss)	—	12,080	—	—	12,080
Foreign currency translation adjustment	—	—	—	(7,236)	(7,236)
Derivative financial instruments adjustment	—	—	—	(1,365)	(1,365)
Amortization of prior service costs and net gains or losses	—	—	—	(55)	(55)
Stock-based compensation expense	1,113	—	—	—	1,113
Repurchase of employee common stock for tax withholdings	(226)	—	—	—	(226)
Balance June 30, 2024	$62,493	$190,057	$(2,233)	$(90,353)	$159,964
The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at April 1, 2023	$59,423	$287,308	$(2,203)	$(142,919)	$201,609
Net income (loss)	—	(18,922)	—	—	(18,922)
Foreign currency translation adjustment	—	—	—	1,621	1,621
Derivative financial instruments adjustment	—	—	—	368	368
Amortization of prior service costs and net gains or losses	—	—	—	2,286	2,286
Cash dividends declared (0.13 per share)	—	(4,468)	—	—	(4,468)
Stock-based compensation expense	655	—	—	—	655
Tredegar common stock purchased by trust for savings restoration plan	—	15	(15)	—	—
Balance at June 30, 2023	$60,078	$263,933	$(2,218)	$(138,644)	$183,149

The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2023	$58,824	$292,721	$(2,188)	$(147,595)	$201,762
Net income (loss)	—	(19,934)	—	—	(19,934)
Foreign currency translation adjustment	—	—	—	2,741	2,741
Derivative financial instruments adjustment	—	—	—	1,637	1,637
Amortization of prior service costs and net gains or losses	—	—	—	4,573	4,573
Cash dividends declared ($0.26 per share)	—	(8,884)	—	—	(8,884)
Stock-based compensation expense	1,508	—	—	—	1,508
Repurchase of employee common stock for tax withholdings	(254)				(254)
Tredegar common stock purchased by trust for savings restoration plan	—	30	(30)	—	—
Balance at June 30, 2023	$60,078	$263,933	$(2,218)	$(138,644)	$183,149
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of June 30, 2024, the condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023, the condensed consolidated cash flows for the six months ended June 30, 2024 and 2023, and the condensed consolidated changes in shareholders’ equity for the six months ended June 30, 2024 and 2023, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal second quarter for 2024 and 2023 for this segment references 13-week periods ended June 30, 2024 and June 25, 2023, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end.
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
The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.
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
As part of the Brazilian merger review process regarding the sale of Terphane to Oben Group, on May 13, 2024, the General Superintendence of the Administrative Council for Economic Defense ("SG-CADE") issued a non-binding opinion ("SG Opinion") recommending the rejection of the transaction. Following this first stage of the two-stage Brazilian merger review process for complex transactions, the case has been submitted to the CADE Tribunal, in accordance with the customary Brazilian merger review process. The parties are given a full opportunity to present evidence in favor of clearing the transaction. The final decision regarding the transaction will eventually be rendered by the Tribunal, which has begun its independent analysis. CADE's maximum deadline for completing its review is no later than November 18, 2024. The Colombian authority cleared the merger review regarding the transaction in early February 2024.
Closure of PE Films Technical Center
In August 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Future research & development activities for PE Films will be performed at the production facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. All activities ceased at the PE Films technical center in Richmond, VA as of the end of the first quarter of 2024. The Company recognized expense incurred through June 30, 2024 associated with the exit activities of $0.2 million for building closure costs. In addition, the Company recognized a non-cash loss on the lease abandonment ($0.3 million).

Supply Chain Financing
As of June 30, 2024 and December 31, 2023, $6.8 million and $15.8 million, respectively, of the Company’s accounts payable were financed by participating suppliers through third-party financial institutions.
Impairment of Goodwill
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). As of June 30, 2023, the Company’s reporting units with goodwill were Surface Protection in PE Films ("Surface Protection") and Futura in Aluminum Extrusions (“Futura”). No events or circumstances were identified during the second quarter of 2023 that indicated that Futura’s fair value was more likely than not less than its carrying amount.
However, manufacturers in the supply chain for consumer electronics continue to experience reduced capacity utilization and inventory corrections. In light of the continued uncertainty about the timing of a recovery for this market and the expected adverse future impact to the Surface Protection business, the Company performed a Step 1 goodwill impairment analysis of the Surface Protection component of PE Films using projections that contemplate the expected market recovery and business conditions, as these events indicated Surface Protection’s fair value was more likely than not less than its carrying amount.
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
The analysis concluded that the fair value of Surface Protection was less than its carrying value, thus a non-cash partial goodwill impairment of $15.4 million ($11.9 million after deferred income tax benefits) was recognized during the second quarter of 2023. No events or circumstances were identified during the second quarter of 2024 that indicate that Surface Protection's fair value is more likely than not less than its carrying amount.
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
In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosure and requirements, primarily through the enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023 and interim period beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company has three reportable segments and continues to evaluate additional disclosures that may be required in its Form 10-K for the year ended December 31, 2024.
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

2. ACCOUNTS AND OTHER RECEIVABLES
As of June 30, 2024 and December 31, 2023, accounts and other receivables, net include the following:

(In thousands)	June 30, 2024	December 31, 2023
Customer receivables	$82,854	$67,183
Other receivables	2,401	3,056
Total accounts and other receivables	85,255	70,239
Less: Allowance for bad debts	(1,360)	(2,301)
Total accounts and other receivables, net	$83,895	$67,938
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	June 30, 2024	December 31, 2023
Finished goods	$29,239	$29,821
Work-in-process	9,049	7,830
Raw materials	28,059	21,939
Stores, supplies and other	22,895	22,447
Total	$89,242	$82,037
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three and six months ended June 30, 2024 and 2023. This information has been included in the pension benefit table below.

The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Service cost	$—	$—	$2	$3
Interest cost	19	3,028	69	71
Expected return on plan assets	—	(2,607)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	6	2,982	(42)	(59)
Net periodic benefit cost	$25	$3,403	$29	$15

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Service cost	$—	$—	$5	$6
Interest cost	38	6,056	137	142
Expected return on plan assets	—	(5,214)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	11	5,965	(82)	(118)
Net periodic benefit cost	$49	$6,807	$60	$30
Pension and other postretirement liabilities were $7.2 million and $7.3 million at June 30, 2024 and December 31, 2023, respectively ($0.7 million included in “Accrued expenses” at June 30, 2024 and December 31, 2023 with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
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
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Weighted average shares outstanding used to compute basic earnings per share	34,378	34,079	34,350	33,988
Incremental dilutive shares attributable to stock options and restricted stock	—	—	—	—
Shares used to compute diluted earnings per share	34,378	34,079	34,350	33,988
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,427,051 and 2,648,861 for the three and six months ended June 30, 2024, respectively. If the Company had reported net income for the three and six months ended June 30, 2023, the average out-of-the-money options to purchase shares that would be excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 3,019,333 and 2,830,849, respectively.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2024	$(84,985)	$297	$512	$(84,176)
Other comprehensive income (loss)	(5,979)	(1,981)	—	(7,960)
Income tax (expense) benefit	691	430	—	1,121
Other comprehensive income (loss), net of tax	(5,288)	(1,551)	—	(6,839)
Reclassification adjustment to net income (loss)	—	866	(36)	830
Income tax (expense) benefit	—	(176)	8	(168)
Reclassification adjustment to net income (loss), net of tax	—	690	(28)	662
Other comprehensive income (loss), net of tax	(5,288)	(861)	(28)	(6,177)
Balance at June 30, 2024	$(90,273)	$(564)	$484	$(90,353)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(83,037)	$801	$539	$(81,697)
Other comprehensive income (loss)	(7,706)	(1,697)	—	(9,403)
Income tax (expense) benefit	470	317	—	787
Other comprehensive income (loss), net of tax	(7,236)	(1,380)	—	(8,616)
Reclassification adjustment to net income (loss)	—	(61)	(71)	(132)
Income tax (expense) benefit	—	76	16	92
Reclassification adjustment to net income (loss), net of tax	—	15	(55)	(40)
Other comprehensive income (loss), net of tax	(7,236)	(1,365)	(55)	(8,656)
Balance at June 30, 2024	$(90,273)	$(564)	$484	$(90,353)
The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2023	$(84,959)	$(1,211)	$(56,749)	$(142,919)
Other comprehensive income (loss)	1,800	2,488	—	4,288
Income tax (expense) benefit	(179)	(945)	—	(1,124)
Other comprehensive income (loss), net of tax	1,621	1,543	—	3,164
Reclassification adjustment to net income (loss)	—	(1,621)	2,923	1,302
Income tax (expense) benefit	—	446	(637)	(191)
Reclassification adjustment to net income (loss), net of tax	—	(1,175)	2,286	1,111
Other comprehensive income (loss), net of tax	1,621	368	2,286	4,275
Balance at June 30, 2023	$(83,338)	$(843)	$(54,463)	$(138,644)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(86,079)	$(2,480)	$(59,036)	$(147,595)
Other comprehensive income (loss)	3,356	5,565	—	8,921
Income tax (expense) benefit	(615)	(2,031)	—	(2,646)
Other comprehensive income (loss), net of tax	2,741	3,534	—	6,275
Reclassification adjustment to net income (loss)	—	(2,594)	5,847	3,253
Income tax (expense) benefit	—	697	(1,274)	(577)
Reclassification adjustment to net income (loss), net of tax	—	(1,897)	4,573	2,676
Other comprehensive income (loss), net of tax	2,741	1,637	4,573	8,951
Balance at June 30, 2023	$(83,338)	$(843)	$(54,463)	$(138,644)
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $4.9 million (3.6 million pounds of aluminum) at June 30, 2024 and $7.7 million (5.6 million pounds of aluminum) at December 31, 2023.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$283	Prepaid expenses and other	$—
Liability derivatives: Aluminum futures contracts	Accrued expenses	(220)	Accrued expenses	(483)
Aluminum futures contracts	Other non-current liabilities	—	Other non-current liabilities	(9)
Net asset (liability)		$63		$(492)
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
Terphane Ltda. had the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars as of June 30, 2024:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,804	5.3848	R$9,714	Jul-24	84%
$1,806	5.4014	R$9,755	Aug-24	84%
$1,857	5.4107	R$10,048	Sep-24	87%
$1,851	5.4225	R$10,037	Oct-24	87%
$1,837	5.4403	R$9,994	Nov-24	86%
$1,801	5.4580	R$9,830	Dec-24	85%
$10,956	5.4197	R$59,378		85%
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
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$248	Prepaid expenses and other	$2,050
Foreign currency forward contracts	Other assets	—	Other assets	146
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(685)	Other non-current liabilities	—
Net asset (liability)		$(437)		$2,196
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

The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2024 and 2023 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2024	2023	2024		2023
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(675)	$557	$—	$(1,306)	$—	$1,931
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(1,028)	$885	$15	$147	$15	$721
	Six Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2024	2023	2024		2023
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$46	$1,959	$—	$(1,743)	$—	$3,606
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(509)	$1,157	$30	$540	$30	$1,007
As of June 30, 2024, the Company expects $0.2 million of unrealized after-tax losses on aluminum and foreign currency derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and six month periods ended June 30, 2024 and 2023, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
8. INCOME TAXES
Tredegar recorded tax expense (benefit) of $2.6 million on pre-tax income (loss) of $14.7 million in the first six months of 2024. The effective tax rate in the first six months of 2024 was 17.9% and 13.1% in the first six months of 2023. The change in effective tax rate was primarily due to pre-tax income in the first six months of 2024 versus a pre-tax loss in the first six months of 2023.
The effective tax rate for the first six months of 2024 varies from the 21% statutory rate primarily due to foreign rate differences and non-deductible expenses offset by Brazilian tax incentives and federal tax credits. Brazil income tax was deemed deductible but not creditable in the U.S. in the first six months of 2023. As a result of guidance released by the U.S. Treasury and Internal Revenue Service ("IRS") in the fourth quarter of 2023, and new Brazil tax legislation effective January 1, 2024, Brazil income tax is deemed creditable in the U.S. for 2024.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, from the commencement date of January 1, 2015 and expiring at the end of 2024. Terphane Ltda. has been granted an additional three years of tax incentives through the end of 2027.
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
The following table presents net sales and EBITDA from ongoing operations by segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net Sales
Aluminum Extrusions	$119,413	$121,827	$233,636	$255,197
PE Films	29,197	15,918	53,932	36,099
Flexible Packaging Films	34,543	33,223	64,655	64,750
Total net sales	183,153	170,968	352,223	356,046
Add back freight	7,082	7,199	13,748	13,243
Sales as shown in the condensed consolidated statements of income (loss)	$190,235	$178,167	$365,971	$369,289
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$12,907	$10,217	$25,447	$24,855
Depreciation & amortization	(4,446)	(4,158)	(8,988)	(8,569)
EBIT	8,461	6,059	16,459	16,286
Plant shutdowns, asset impairments, restructurings and other	(1,649)	155	(2,816)	(339)
PE Films:
Ongoing operations:
EBITDA	10,133	814	17,037	2,663
Depreciation & amortization	(1,317)	(1,552)	(2,645)	(3,195)
EBIT	8,816	(738)	14,392	(532)
Plant shutdowns, asset impairments, restructurings and other	(80)	—	(584)	2
Goodwill impairment	—	(15,413)	—	(15,413)
Flexible Packaging Films:
Ongoing operations:
EBITDA	3,204	249	5,167	1,599
Depreciation & amortization	(732)	(711)	(1,483)	(1,411)
EBIT	2,472	(462)	3,684	188
Plant shutdowns, asset impairments, restructurings and other	—	(1)	—	(79)
Total	18,020	(10,400)	31,135	113
Interest income	7	30	28	74
Interest expense	3,379	2,374	6,834	4,686
Gain on investment in kaleo, Inc.	144	—	144	262
Stock option-based compensation costs	—	—	—	231
Corporate expenses, net	4,032	9,509	9,768	18,466
Income (loss) before income taxes	10,760	(22,253)	14,705	(22,934)
Income tax expense (benefit)	1,968	(3,331)	2,625	(3,000)
Net income (loss)	$8,792	$(18,922)	$12,080	$(19,934)

The following table presents identifiable assets by segment at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Aluminum Extrusions	$269,068	$255,756
PE Films	59,541	56,536
Flexible Packaging Films	80,650	84,062
Subtotal	409,259	396,354
General corporate	32,484	36,652
Cash, cash equivalents and restricted cash	8,669	13,455
Total	$450,412	$446,461
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and six months ended June 30, 2024 and 2023:

Net Sales by Geographic Area (a)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
United States	$141,681	$133,417	$274,308	$284,027
Exports from the United States to:
Asia	13,834	5,477	22,659	11,209
Latin America	1,395	1,817	2,726	3,676
Canada	2,483	4,955	7,022	9,239
Europe	393	272	648	1,132
Operations outside the United States:
Brazil	23,263	24,975	44,594	46,603
Asia	104	55	266	160
Total	$183,153	$170,968	$352,223	$356,046
(a) Export sales relate mostly to PE Films. Operations in Brazil relate to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $6.7 million and $3.4 million in the second quarter of 2024 and 2023, respectively, and $12.8 million and $6.8 million in the first six months of 2024 and 2023, respectively.

Net Sales by Product Group
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Aluminum Extrusions:
Nonresidential building & construction	$67,267	$65,784	$133,615	$144,413
Consumer durables	8,922	11,714	16,906	22,061
Automotive	10,127	11,769	20,733	23,891
Residential building & construction	9,883	10,056	17,785	21,659
Electrical	7,221	6,078	13,057	14,207
Machinery & equipment	12,669	11,082	24,864	21,806
Distribution	3,324	5,344	6,676	7,160
Subtotal	119,413	121,827	233,636	255,197
PE Films:
Surface protection films	21,713	8,643	38,725	21,497
Overwrap packaging	7,484	7,275	15,207	14,602
Subtotal	29,197	15,918	53,932	36,099
Flexible Packaging Films	34,543	33,223	64,655	64,750
Total	$183,153	$170,968	$352,223	$356,046

10. DEBT
ABL Facility
On December 27, 2023, the Company entered into Amendment No. 3 (the “ABL Facility”) to the Second Amended and Restated Credit Agreement, which provides the Company with a $180 million senior secured asset-based revolving credit facility that will mature on June 30, 2026. On April 16, 2024, the Company entered into Amendment No. 4 (the "Amendment") that, among other items: (i) moves the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) requires weekly reporting of the borrowing base financial covenant. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company receives the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility will be reduced to $125 million. As of June 30, 2024, Minimum Liquidity (as defined in the ABL Facility) of $45.1 million, after reducing the borrowing base by the aggregate outstanding borrowings of $122.0 million and standby letters of credit of $12.9 million, was in excess of the $10 million Minimum Liquidity financial covenant.
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
The financial covenants in the ABL Facility are as follows:
•Until the ABL Adjustment Date, the Company is required to maintain (i) a minimum Credit EBITDA (as defined in the ABL Facility), as of the end of each fiscal month for the 12-month period then ended (presented below) and (ii) a Minimum Liquidity of $10.0 million.

Minimum Credit EBITDA (In thousands)
June 2024	$19,450
July 2024	21,860
August 2024	22,830
September 2024	25,370
October 2024	26,070
November 2024	27,640
December 2024	29,640
January 2025	29,740
February 2025	29,850
March 2025	29,980
April 2025	30,340
May 2025	30,700
June 2025	31,030
July 2025	31,370
August 2025	31,710
September 2025	$32,080
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
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of June 30, 2024, the Company was in compliance with all debt covenants.
Terphane Brazil Loan
On October 26, 2023, Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”), the Company’s wholly owned subsidiary in Brazil, borrowed $20 million secured by certain of its assets (“Terphane Brazil Loan”). This U.S. Dollar borrowing matures on October 30, 2028, with interest payable quarterly at an annual floating interest rate of the SOFR plus 5.99%. The SOFR rate was 5.35% as of June 30, 2024. Quarterly principal payments of $1.7 million begin starting in year 3 of the loan. There are no prepayment penalties. The Company expects that the Terphane Brazil Loan will be repaid (and collateral released) upon the closing of the Contingent Terphane Sale. On October 26, 2023, the Company borrowed $20 million from Terphane Ltda. (the “Intercompany Loan”) at the same interest rate as the Terphane Brazil Loan, thereby transferring the funds to the U.S. The Company will repay the Intercompany Loan in conjunction with the closing of the Contingent Terphane Sale.
PE Films Guangzhou Loan
On June 25, 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan, which is equivalent to $1.3 million as of June 30, 2024, revolving loan with the Industrial and Commercial Bank of China. The loan matures one year after the first withdrawal, which occurred on July 4, 2024, in the amount of 5 million Chinese Yuan. The interest rate is the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of June 30, 2024, the National Interbank Funding Center rate was 3.45%. The revolving loan is secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027.

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
•failure by governmental entities to prevent foreign companies from evading anti-dumping and countervailing duties;
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
Second quarter 2024 net income (loss) was $8.8 million ($0.26 per diluted share) compared to $(18.9) million ($(0.56) per diluted share) in the second quarter of 2023.
Second Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions (also referred to as "Bonnell Aluminum") was $12.9 million in the second quarter of 2024 versus $10.2 million in the second quarter of last year and $12.5 million in the first quarter of 2024.
◦Sales volume was 34.9 million pounds in the second quarter of 2024 versus 35.5 million pounds in the second quarter of last year and 33.8 million pounds in the first quarter of 2024.
◦Open orders at the end of the second quarter of 2024 were approximately 14 million pounds (versus 20 million pounds in the second quarter of 2023 and 15 million pounds at the end of the first quarter of 2024). Net new orders increased 17% in the second quarter of 2024 versus the second quarter of 2023 and were relatively flat versus the first quarter of 2024.
•EBITDA from ongoing operations for PE Films was $10.1 million in the second quarter of 2024 versus $0.8 million in the second quarter of 2023 and $6.9 million in the first quarter of 2024. Sales volume was 10.5 million pounds in the second quarter of 2024 versus 6.2 million pounds in the second quarter of 2023 and 10.0 million pounds in the first quarter of 2024.
•EBITDA from ongoing operations for Flexible Packaging Films (also referred to as "Terphane") was $3.2 million during the second quarter of 2024 versus $0.2 million in the second quarter of 2023 and $2.0 million during the first quarter of 2024. Sales volume was 25.1 million pounds in the second quarter of 2024 versus 23.7 million pounds in the second quarter 2023 and 22.0 million pounds in the first quarter of 2024. See the "Status of Agreement to Sell Terphane" in Results of Operations below for information on the planned sale of Terphane.
Performance of EBITDA from ongoing operations continued to improve sequentially after suffering a period of losses in 2023. In Aluminum Extrusions, net new orders and sales volume have increased since the third quarter of 2023, which the Company views as the bottom of the recent severe down cycle. EBITDA from ongoing operations and sales volume in PE Films exceeded normal levels in the second quarter of 2024 due to the restocking of Surface Protection customer inventories, which were abnormally low. Terphane’s profitability showed improvement from depressed levels for the fourth straight quarter while the review process of the agreement to sell it to Oben Group continues to reside with competition authorities in Brazil with a maximum deadline of November 18, 2024. While the recent business rebound has had a positive impact on overall operating results and overall net financial leverage, the Company continues to focus on prudently managing costs, working capital and capital spending.
Results of Operations
Second Quarter of 2024 Compared with the Second Quarter of 2023
The following table presents a bridge of consolidated net income (loss) from the second quarter of 2023 to the second quarter of 2024 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the three months ended June 30, 2023	$(18,922)
Income tax expense (benefit)	(3,331)
Income (loss) before income taxes for the three months ended June 30, 2023	(22,253)
Change in income (loss) from increases (decreases) in the following items:
Sales	12,068
Other income (expense), net	343
Total	12,411
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	4,601
Freight	117
Selling, general and administrative	(2,998)
Research and development	1,209
Pension and postretirement benefits	3,364
Interest expense	(1,005)
Goodwill impairment	15,413
Other	(99)
Total	20,602
Income (loss) before income taxes for the three months ended June 30, 2024	10,760
Income tax expense (benefit)	1,968
Net income (loss) for the three months ended June 30, 2024	$8,792
Sales in the second quarter of 2024 increased by $12.1 million compared with the second quarter of 2023. Net sales (sales less freight) in Aluminum Extrusions decreased $2.4 million, primarily due to lower sales volume, the pass-through of slightly lower metal costs and pricing pressure. Net sales in PE Films increased $13.3 million, primarily due to volume increases in Surface Protection. Net sales in Flexible Packaging Films increased $1.3 million, primarily due to higher sales volume and favorable product mix, partially offset by lower selling prices that the Company believes are driven by excess global capacity and strong competition in Brazil, Latin America and the U.S. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 18.1% in the second quarter of 2024 compared to 9.9% in the second quarter of 2023. The gross profit margin in Aluminum Extrusions increased compared to the prior year period primarily due to higher net net pricing after the pass-through of metal cost changes, manufacturing cost improvements, including lower supply expense and lower freight rates, partially offset by lower volume. Additionally, the timing of the flow through under the first-in first-out method ("FIFO") of aluminum raw material costs, which were previously acquired at lower prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a benefit of $1.2 million in the second quarter of 2024 versus a charge of $1.3 million in the second quarter of 2023. The gross profit margin in PE Films increased due to a higher Surface Protection contribution margin associated with substantially higher volume, favorable pricing, operating efficiencies and manufacturing costs savings and lower fixed costs. The gross profit margin in Flexible Packaging Films increased primarily due to lower raw material costs, lower fixed costs, favorable product mix and higher sales volume, partially offset by lower selling prices from global excess capacity and margin pressures.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses of 10.5% in the second quarter of 2024 remained consistent with the second quarter of 2023.
During 2023, the Company settled its pension plan, which decreased the pension and other postretirement expenses for the second quarter of 2024 compared to the second quarter of 2023. See Note 4 for additional information.
Interest expense of $3.4 million in the second quarter of 2024 increased $1.0 million compared to the second quarter of 2023 due to higher interest rates. See Note 10 for additional information.
In the second quarter of 2023, a non-cash partial goodwill impairment of $15.4 million was recognized, see Note 1 for more information.
The effective tax rate used to compute income taxes was 18.3% in the second quarter of 2024 compared to 15.0% in the second quarter of 2023. See Note 8 for additional information.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the second quarters of 2024 and 2023 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment in Note 9 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended June 30,
(In millions)	2024	2023
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$0.8	$—
Storm damage to the Newnan, Georgia plant[1]	0.2	(0.2)
Legal fees associated with the Aluminum Extruders Trade Case[1]	0.3	—
Total for Aluminum Extrusions	$1.3	$(0.2)
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Richmond, Virginia Technical Center closure expenses, including severance[4]	$0.1	$—
Goodwill impairment	—	15.4
Total for PE Films	$0.1	$15.4
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$0.4	$1.6
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.4	0.5
Professional fees associated with the transition to the ABL Facility[1]	—	—
Group annuity contract premium expense adjustment[2]	(0.2)	—
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	—	0.2
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	—	(0.1)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	—	3.4
Total for Corporate	$0.6	$5.6
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Other income (expense), net” in the condensed consolidated statements of income.
3. See Note 4 for additional information.
4. See Note 1 for additional information.

Average total debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In millions, except percentages)	2024	2023
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$146.9	$150.0
Average interest rate	9.4%	6.9%

First Six Months of 2024 Compared with the First Six Months of 2023
The following table presents a bridge of consolidated net income (loss) from the first six months of 2023 to the first six months of 2024 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the six months ended June 30, 2023	$(19,934)
Income tax expense (benefit)	(3,000)
Income (loss) before income taxes for the six months ended June 30, 2023	(22,934)
Change in income (loss) from increases (decreases) in the following items:
Sales	(3,318)
Other income (expense), net	71
Total	(3,247)
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	22,084
Freight	(505)
Selling, general and administrative	(2,250)
Research and development	2,062
Pension and postretirement benefits	6,728
Interest expense	(2,148)
Goodwill impairment	15,413
Other	(498)
Total	40,886
Income (loss) before income taxes for the six months ended June 30, 2024	14,705
Income tax expense (benefit)	2,625
Net income (loss) for the six months ended June 30, 2024	$12,080
Sales in the first six months of 2024 decreased by $3.3 million compared with the first six months of 2023. Net sales in Aluminum Extrusions decreased $21.6 million, primarily due to lower sales volume and the pass-through of lower metal costs. Net sales in PE Films increased $17.8 million, primarily due to an increase in sales volume in Surface Protection. Net sales in Flexible Packaging Films were relatively flat, primarily due to lower selling prices that the Company believes are driven by excess global capacity and strong competition in Brazil, Latin America and the U.S, offset by higher sales volume. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 16.8% in the first six months of 2024 compared to 11.7% in the first six months of 2023. The gross profit margin in Aluminum Extrusions increased compared to the prior year period primarily due to higher net pricing after the pass-through of metal cost changes, manufacturing cost improvements, including lower supply expense, and lower freight rates, partially offset by lower volume. Additionally, the timing of the flow through under the FIFO method of aluminum raw material costs, which were previously acquired at lower prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a charge of $0.1 million in the first six months of 2024 versus a benefit of $0.4 million in the first six months of 2023. The gross profit margin in PE Films increased due to a higher Surface Protection contribution margin associated with substantially higher volume, favorable pricing, operating efficiencies and manufacturing costs savings, lower fixed costs and cost improvements from overwrap films. The gross profit margin in Flexible Packaging Films increased primarily due to lower raw material costs, lower fixed costs, higher sales volume and favorable product mix, partially offset by lower selling prices from global excess capacity and margin pressures and higher variable costs.
As a percentage of sales, SG&A and R&D expenses of 10.6% in the first six months of 2024 remained consistent with the first six months of 2023.
During 2023, the Company settled its pension plan, which decreased the pension and other postretirement expenses for the first six months of 2024 compared to the first six months of 2023. See Note 4 for additional information.
Interest expense of $6.8 million in the first six months of 2024 increased $2.1 million compared to the first six months of 2023 due to higher average debt levels and interest rates. See Note 10 for additional information.
In the first half of 2023, a non-cash partial goodwill impairment of $15.4 million was recognized, see Note 1 for more information.

The effective tax rate used to compute income taxes was 17.9% in the first six months of 2024 compared to 13.1% in the first six months of 2023. See Note 8 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first six months of 2024 and 2023 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment in Note 9 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Six Months Ended June 30,
(In millions)	2024	2023
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$1.4	$—
Storm damage to the Newnan, Georgia plant[1]	0.3	0.4
Legal fees associated with the Aluminum Extruders Trade Case[1]	0.5	—
Total for Aluminum Extrusions	$2.2	$0.4
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Richmond, Virginia Technical Center closure expenses, including severance[4]	$0.3	$—
Richmond, Virginia Technical Center lease abandonment[4]	0.3	—
Goodwill impairment	—	15.4
Total for PE Films	$0.6	$15.4
Flexible Packaging Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1
Total for Flexible Packaging Films	$—	$0.1
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$0.9	$1.9
Professional fees associated with remediation activities related to internal control over financial reporting[1]	1.3	1.0
Professional fees associated with the transition to the ABL Facility[1]	0.2	—
Group annuity contract premium expense adjustment[2]	(0.2)	—
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	—	0.2
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	—	(0.2)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	—	6.8
Total for Corporate	$2.2	$9.7
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Other income (expense), net” in the condensed consolidated statements of income.
3. See Note 4 for additional information.
4. See Note 1 for additional information.

Average total debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2024	2023
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$150.0	$148.5
Average interest rate	9.4%	6.6%

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2024	2023		2024	2023
Sales volume (lbs)	34,906	35,492	(1.7)%	68,747	73,054	(5.9)%
Net sales	$119,413	$121,827	(2.0)%	$233,636	$255,197	(8.4)%
Ongoing operations:
EBITDA	$12,907	$10,217	26.3%	$25,447	$24,855	2.4%
Depreciation & amortization	(4,446)	(4,158)	(6.9)%	(8,988)	(8,569)	(4.9)%
EBIT*	$8,461	$6,059	39.6%	$16,459	$16,286	1.1%
Capital expenditures	$1,463	$5,631		$3,012	$13,373
*See the table in Note 9 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
Second Quarter 2024 Results vs. Second Quarter 2023 Results
Net sales (sales less freight) in the second quarter of 2024 decreased 2.0% versus the second quarter of 2023 primarily due to lower sales volume, the pass-through of slightly lower metal costs and pricing pressure. Sales volume in the second quarter of 2024 decreased 1.7% versus the second quarter of 2023 but increased 3.3% versus the first quarter 2024.
Net new orders, which remain low compared to pre-pandemic levels, increased 17% in the second quarter of 2024 versus the second quarter of 2023 and were relatively flat compared to the first quarter of 2024. Since January 2021, net new orders for the Company's aluminum extruded products have generally tracked the ISM® Manufacturing PMI®. The Company believes that net new orders continue to be below pre-pandemic levels due to higher interest rates, tighter lender requirements and the increase in remote working, which particularly impacts the non-residential B&C end-use market. In addition, data indicates that aluminum extrusion imports have increased significantly in recent years, especially during the pandemic, and some of Bonnell Aluminum’s customers have increased their sourcing of aluminum extrusions from producers outside of the U.S.
Open orders at the end of the second quarter of 2024 were 14 million pounds (versus 15 million pounds at the end of the first quarter of 2024 and 20 million pounds at the end of the second quarter of 2023). This level is below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions (particularly starting in early 2021 with the re-opening of markets following the rollout of vaccines) that resulted in long lead times, driving a peak in open orders of approximately 100 million pounds during the first quarter of 2022.
The Company is part of a coalition of members of the Aluminum Extruders Council who have filed a trade case with the Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) against 15 countries in response to alleged large and increasing volumes of unfairly priced imports of aluminum extrusions since 2019. In November 2023, the ITC found that there is a reasonable indication that the American aluminum extrusions industry is materially injured or threatened with injury due to imports from 14 countries, including China. The ITC’s preliminary determination found that subject import volumes were significant and increasing, and that with regard to pricing, subject imports predominantly undersold the domestic product by volume in each year of the period of investigation. On May 2, 2024, the DOC announced its preliminarily determination that aluminum extrusion producers and exporters in 14 countries, including China, sold aluminum extrusions at less-than-fair value in the U.S. Final determinations, which are expected by the end of the third quarter of 2024, should provide an additional opportunity for Bonnell Aluminum to regain market share. The Company's analysis of recent U.S. import data of aluminum extrusions indicates that the preliminary determinations of duties are starting to have the desired behavioral impact of shifting related customer purchases back to U.S. producers.
EBITDA from ongoing operations in the second quarter of 2024 increased $2.7 million versus the second quarter of 2023 primarily due to:
•Higher net pricing after the pass-through of metal cost changes and mix ($1.3 million), manufacturing cost improvements, including lower supply expense ($2.0 million) and lower freight rates ($0.5 million), partially offset by lower volume ($0.1 million), higher labor and employee-related costs ($0.8 million), higher utility expense ($0.4 million), and higher SG&A expenses, including other employee-related compensation ($2.0 million); and
•The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired at lower prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a benefit of $1.2 million in the second quarter of 2024 versus a charge of $1.3 million in the second quarter of 2023.
First Six Months of 2024 Results vs. First Six Months of 2023 Results
Net sales in the first six months of 2024 decreased 8.4% versus the first six months of 2023 primarily due to lower sales volume and the pass-through of lower metal costs. Sales volume in the first six months of 2024 decreased 5.9% versus the first six months of 2023.
EBITDA from ongoing operations in the first six months of 2024 increased $0.6 million in comparison to the first six months of 2023 primarily due to:
•Higher net pricing after the pass-through of metal cost changes and mix ($3.3 million), manufacturing cost improvements, including lower supply expense ($2.6 million) and lower freight rates ($0.7 million), partially offset by lower volume ($3.4 million), higher labor and employee-related costs ($0.2 million), and higher SG&A, including other employee-related compensation ($1.7 million); and
•The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired at lower prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a charge of $0.1 million in the first six months of 2024 versus a benefit of $0.4 million in the first six months of 2023.
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
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2024	2023		2024	2023
Sales volume (lbs)	10,548	6,245	68.9%	20,583	13,613	51.2%
Net sales	$29,197	$15,918	83.4%	$53,932	$36,099	49.4%
Ongoing operations:
EBITDA	$10,133	$814	NM**	$17,037	$2,663	NM**
Depreciation & amortization	(1,317)	(1,552)	15.1%	(2,645)	(3,195)	17.2%
EBIT*	$8,816	$(738)	NM**	$14,392	$(532)	NM**
Capital expenditures	$216	$360		$610	$1,075
* See the table in Note 9 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. ** Not meaningful ("NM")

Second Quarter 2024 Results vs. Second Quarter 2023 Results
Net sales in the second quarter of 2024 were 83.4% higher compared to the second quarter of 2023, with volume increases in Surface Protection. Surface Protection sales volume in the second quarter of 2024 increased 123% versus the second quarter of 2023 (which reflected weak market conditions in consumer electronics) and 14% versus the first quarter of 2024.
EBITDA from ongoing operations during the second quarter of 2024 of $10.1 million was exceptional, primarily due to the restocking of Surface Protection customer inventories, which were abnormally low. While market indicators and recent volume improvements indicate a positive outlook for the consumer electronics market, EBITDA from ongoing operations performance is expected to moderate in the third quarter of 2024 as customer inventories and the Company's sales volume stabilize. There have been significant cyclical swings in the sales volume and EBITDA from ongoing operations for PE Films in the past 2.5 years, largely due to the unprecedented downturn in the display industry during the second half of 2022 and first half of 2023. EBITDA from ongoing operations for the first half of 2024, the second and first halves of 2023 and the second and first halves of 2022 were $17.0 million, $8.6 million, $2.7 million, $(2.2) million and $14.1 million, respectively, which averages approximately $4 million per quarter.
EBITDA from ongoing operations in the second quarter of 2024 increased $9.3 million versus the second quarter of 2023, primarily due to:
•A $9.6 million increase in Surface Protection primarily due to higher contribution margin associated with substantially higher volume ($6.4 million), favorable pricing ($0.2 million), operating efficiencies and manufacturing costs savings ($2.3 million), lower fixed costs ($0.2 million) and lower SG&A ($0.6 million, including $0.8 million associated with the closure of the Richmond Technical Center in 2023);
•A foreign currency transaction gain of $0.1 million in the second quarter of 2024 versus a gain of $0.5 million in the second quarter of 2023; and
•A $0.1 million increase in overwrap films.
First Six Months of 2024 Results vs. First Six Months of 2023 Results
Net sales in the first six months of 2024 increased 49.4% compared to the first six months of 2023 primarily due to an increase in sales volume in Surface Protection, as a result of factors noted above. Sales volume increased 77% in Surface Protection in the first six months of 2024 versus the first six months of 2023.
EBITDA from ongoing operations in the first six months of 2024 increased by $14.4 million versus the first six months of 2023, primarily due to:
•A $14.1 million increase in Surface Protection primarily due to higher contribution margin associated with substantially higher volume ($7.4 million), favorable pricing ($0.5 million), operating efficiencies and manufacturing costs savings ($4.2 million), lower fixed costs ($0.6 million) and lower SG&A ($1.4 million, which was associated with the closure of the Richmond Technical Center in 2023);
•A foreign currency transaction gain of $0.1 million in the first six months of 2024 versus a gain of $0.4 million in the first six months of 2023;
•The pass-through lag associated with resin costs (a charge of $0.4 million in the first six months of 2024 versus a charge of $0.2 million in the first six months of 2023); and
•A $0.8 million increase from overwrap films primarily due to cost improvements.
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

Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2024	2023		2024	2023
Sales volume (lbs)	25,074	23,724	5.7%	47,047	43,569	8.0%
Net sales	$34,543	$33,223	4.0%	$64,655	$64,750	(0.1)%
Ongoing operations:
EBITDA	$3,204	$249	NM**	$5,167	$1,599	NM**
Depreciation & amortization	(732)	(711)	(3.0)%	(1,483)	(1,411)	(5.1)%
EBIT*	$2,472	$(462)	NM**	$3,684	$188	NM**
Capital expenditures	$642	$878		$1,160	$1,483
* See the table in Note 9 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. ** Not meaningful ("NM")
Second Quarter 2024 Results vs. Second Quarter 2023 Results
Net sales in the second quarter of 2024 increased 4.0% compared to the second quarter of 2023 primarily due to higher sales volume and favorable product mix, partially offset by lower selling prices that the Company believes are driven by excess global capacity and strong competition in Brazil, Latin America and the U.S.
EBITDA from ongoing operations in the second quarter of 2024 increased $3.0 million versus the second quarter of 2023, primarily due to:
•Lower raw material costs ($2.5 million), lower fixed costs ($1.1 million), favorable product mix ($1.1 million), higher sales volume ($0.5 million) and lower SG&A ($0.3 million), partially offset by lower selling prices from global excess capacity and margin pressures ($1.5 million);
•Foreign currency transaction losses ($0.2 million) in the second quarter of 2024 remained consistent with the second quarter of 2023; and
•Net unfavorable foreign currency translation of Real-denominated operating costs ($1.1 million).
First Six Months of 2024 Results vs. First Six Months of 2023 Results
Net sales in the first six months of 2024 remained consistent with the first six months of 2023 primarily due to lower selling prices that the Company believes are driven by excess global capacity and strong competition in Brazil, Latin America and the U.S, offset by higher sales volume.
EBITDA from ongoing operations in the first six months of 2024 increased $3.6 million versus the first six months of 2023 primarily due to:
•Lower raw material costs ($4.0 million), lower fixed costs ($2.8 million), higher sales volume ($1.5 million), favorable product mix ($0.8 million), and lower SG&A ($0.5 million), partially offset by lower selling prices from global excess capacity and margin pressures ($3.5 million) and higher variable costs ($0.8 million);
•Foreign currency transaction losses ($0.1 million) in the first six months of 2024 compared to foreign currency transaction losses ($0.2 million) in the first six months of 2023; and
•Net unfavorable foreign currency translation of Real-denominated operating costs ($1.9 million).
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
Corporate Expenses, Interest & Other
Corporate expenses, net in the first six months of 2024 decreased $8.7 million compared to the first six months of 2023 primarily due to lower pension expense as a result of the pension plan termination completed in 2023 ($6.7 million), foreign currency transaction gains related to the remeasurement of intercompany receivables ($2.3 million) and lower business development activities ($1.2 million), partially offset by higher incentive compensation accruals ($1.0 million) and higher stock-based compensation ($0.6 million).
Interest expense of $6.8 million in the first six months of 2024 increased $2.1 million compared to the first six months of 2023 due to higher average debt levels and interest rates.
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
As part of the Brazilian merger review process regarding the sale of Terphane to Oben Group, on May 13, 2024, the General Superintendence of the Administrative Council for Economic Defense ("SG-CADE") issued a non-binding opinion ("SG Opinion") recommending the rejection of the transaction. Following this first stage of the two-stage Brazilian merger review process for complex transactions, the case has been submitted to the CADE Tribunal, in accordance with the customary Brazilian merger review process. The parties are given a full opportunity to present evidence in favor of clearing the transaction. The final decision regarding the transaction will eventually be rendered by the Tribunal, which has begun its independent analysis. CADE's maximum deadline for completing its review is no later than November 18, 2024. The Colombian authority cleared the merger review regarding the transaction in early February 2024.
As of June 30, 2024, the Company has reported results for Terphane as a continuing operation, given the status of the approval process by authorities. If the sale transaction is completed, the Company expects to realize after-tax net debt-free cash proceeds of $85 million after deducting projected Brazil withholding taxes, escrow funds, U.S. capital gains taxes and transaction costs. Actual after-tax proceeds may differ from estimates due to possible changes in deductions and the Company's tax situation during the potentially lengthy interim period to the closing date.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2023 to June 30, 2024 are summarized below.
•Accounts and other receivables increased $16.0 million (23.5%).
~~◦~~Accounts and other receivables in Aluminum Extrusions increased $10.5 million primarily due to increased sales volume. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 43.6 days for the 12 months ended June 30, 2024 and 45.1 days for the 12 months ended December 31, 2023.
◦Accounts and other receivables in PE Films increased $3.5 million primarily due to increased sales volume. DSO was approximately 24.6 days for the 12 months ended June 30, 2024 and 26.3 for the 12 months ended December 31, 2023.
~~◦~~Accounts and other receivables in Flexible Packaging Films increased $1.8 million primarily due to increased sales volume. DSO was approximately 35.8 days for the 12 months ended June 30, 2024 and 38.1 days for the 12 months ended December 31, 2023.
•Inventories increased $7.2 million (8.8%).
◦Inventories in Aluminum Extrusions increased $4.7 million primarily due to higher average aluminum prices and higher overall inventory levels to align with higher demand. DIO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in first-out basis) was approximately 47.4 days for the 12 months ended June 30, 2024 and 51.6 days for the 12 months ended December 31, 2023.
◦Inventories in PE Films increased $2.0 million due to higher raw materials and finished goods levels to support increased sales volume during the first six months of 2024. DIO was approximately 51.3 days for the 12 months ended June 30, 2024 and 57.2 days for the 12 months ended December 31, 2023.
◦Inventories in Flexible Packaging Films remained relatively flat. DIO of approximately 104.6 days for the 12 months ended June 30, 2024 compared to 117.7 days for the 12 months ended December 31, 2023 due to the lower 12-month average of costs of goods sold as a result of overall lower resin costs and higher sales volume.

•Net property, plant and equipment decreased $11.6 million primarily due to depreciation expense of $12.4 million and a $3.7 million unfavorable change in the value of the U.S. dollar relative to foreign currencies, partially offset by capital expenditures of $4.7 million.
•Identifiable intangible assets, net decreased $1.0 million (10.6%) due to amortization expense.
•Deferred income tax assets decreased $1.4 million (5.7%). See Note 8 for more information.
•Accounts payable decreased $2.0 million (2.1%).
◦Accounts payable in Aluminum Extrusions decreased $0.8 million primarily due to the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 48.1 days for the 12 months ended June 30, 2024 and 49.8 days for the 12 months ended December 31, 2023.
◦Accounts payable in PE Films increased $0.4 million primarily due to higher inventory levels and the timing of payments. DPO was approximately 43.7 days for the 12 months ended June 30, 2024 and 43.4 days for the 12 months ended December 31, 2023.
◦Accounts payable in Flexible Packaging Films decreased $1.5 million primarily due to lower raw material purchases and timing of payments. DPO was approximately 71.2 days for the 12 months ended June 30, 2024 and 61.7 days for the 12 months ended December 31, 2023.
Net cash provided by operating activities was $7.3 million in the first six months of 2024 compared to net cash provided by operating activities of $22.7 million in the first six months of 2023. The decrease was primarily due to lower working capital and lower accrued pension benefits as a result of the pension plan termination in 2023, partially offset by higher EBITDA from ongoing operations for all reportable segments in the first 6 months of 2024 versus last year.
Net cash used in investing activities was $4.6 million in the first six months of 2024 compared to $15.6 million the first six months of 2023. The decrease was primarily due to lower capital expenditures ($11.1 million).
Net cash used in financing activities of $4.9 million in the first six months of 2024 remained consistent with the first six months of 2023.
At June 30, 2024, the Company had cash, cash equivalents and restricted cash of $8.7 million, including cash and cash equivalents held in locations outside the U.S. of $3.8 million.
Debt and Credit Agreements
ABL Facility
On December 27, 2023, the Company entered into Amendment No. 3 (the “ABL Facility”) to the Second Amended and Restated Credit Agreement (the "Credit Agreement"), which provides the Company with a $180 million senior secured asset-based revolving credit facility that will mature on June 30, 2026. On April 16, 2024, the Company entered into Amendment No. 4 (the "Amendment") that, among other items: (i) moves the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) requires weekly reporting of the borrowing base financial covenant. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company receives the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility will be reduced to $125 million. As of June 30, 2024, Minimum Liquidity (as defined in the ABL Facility) of $45.1 million, after reducing the borrowing base by the aggregate outstanding borrowings of $122.0 million and standby letters of credit of $12.9 million was in excess of the $10 million Minimum Liquidity financial covenant.
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

Minimum Credit EBITDA (In thousands)
June 2024	$19,450
July 2024	21,860
August 2024	22,830
September 2024	25,370
October 2024	26,070
November 2024	27,640
December 2024	29,640
January 2025	29,740
February 2025	29,850
March 2025	29,980
April 2025	30,340
May 2025	30,700
June 2025	31,030
July 2025	31,370
August 2025	31,710
September 2025	$32,080
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

The computation of Credit EBITDA, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended June 30, 2024 *
Computations of Credit EBITDA for the twelve months ended June 30, 2024 (in thousands):
Net income (loss)	$(73,892)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	13,755
Depreciation and amortization expense for continuing operations	27,632
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,335)	125,096
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process	242
Terphane sale transaction costs in an amount not to exceed $10,000	3,804
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(48,500)
Interest income	(476)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(144)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	5,706
Credit EBITDA	53,223
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.

The computation of the ABL Facility Minimum Liquidity financial covenant, as defined in the ABL Facility, is presented below.

(In thousands, except percentages)	June 30, 2024	December 31, 2023

Maximum aggregate principal	$180,000	$180,000

Maximum borrowing limit per the Borrowing base as defined in the ABL Facility (includes eligible domestic cash and cash equivalents of $3,691 as of June 30, 2024 and $3,846 as of December 31, 2023)	$180,000	$172,286
ABL Facility outstanding debt (matures on June 30, 2026)	122,000	126,322
Outstanding standby letters of credit	12,930	13,080
ABL Facility Minimum Liquidity	$45,070	$32,884
Minimum Liquidity financial covenant	$10,000	$10,000
In addition to the financial covenants, the ABL Facility contains restrictive covenants, including covenants that restrict the Company’s ability to pay dividends and repurchase shares of its common stock.
As of June 30, 2024, the Company was in compliance with all debt covenants.
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
PE Films Guangzhou Loan
On June 25, 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan, which is equivalent to $1.3 million as of June 30, 2024, revolving loan with the Industrial and Commercial Bank of China. The loan matures one year after the first withdrawal, which occurred on July 4, 2024, in the amount of 5 million Chinese Yuan. The interest rate is the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of June 30, 2024, the National Interbank Funding Center rate was 3.45%. The revolving loan is secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027.
For more information on the ABL Facility, the Terphane Brazil Loan and the PE Films Guangzhou Loan, see Note 10 for additional information.
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

Source: Quarterly averages computed by the Company using London Metal Exchange daily aluminum cash prices plus the Midwest premium.
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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had an unfavorable impact on EBITDA from ongoing operations of $0.4 million for the second quarter of 2024 and an unfavorable impact on EBITDA from ongoing operations of $0.3 million in the first half of 2024 compared with the same periods of 2023.
Trends for the Brazilian Real and Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024.
Based on this evaluation of our disclosure controls and procedures as of June 30, 2024, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

Tredegar Corporation
(Registrant)

Date:	August 7, 2024	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2024	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)