Form 10-Q
period 2024-09-30
TREDEGAR CORP
filed 2024-11-08
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of November 1, 2024: 34,360,952

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,724	$9,660
Restricted cash	3,864	3,795
Accounts and other receivables, net	81,636	67,938
Income taxes recoverable	954	1,182
Inventories	88,058	82,037
Prepaid expenses and other	11,026	12,065
Total current assets	188,262	176,677
Property, plant and equipment, at cost	541,608	541,046
Less: accumulated depreciation	(372,920)	(357,591)
Net property, plant and equipment	168,688	183,455
Right-of-use leased assets	15,663	11,848
Identifiable intangible assets, net	8,361	9,851
Goodwill	35,717	35,717
Deferred income taxes	22,765	25,034
Other assets	3,085	3,879
Total assets	$442,541	$446,461
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$89,070	$95,023
Accrued expenses	24,000	24,442
Lease liability, short-term	2,824	2,107
Short-term debt	1,356	—
ABL revolving facility (matures June 30, 2026)	122,000	126,322
Income taxes payable	8	1,210
Total current liabilities	239,258	249,104
Lease liability, long-term	13,963	10,942
Long-term debt	20,000	20,000
Pension and other postretirement benefit obligations, net	6,464	6,643
Other non-current liabilities	4,408	4,119
Total liabilities	284,093	290,808
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,510,556 shares at September 30, 2024 and 34,408,638 shares at December 31, 2023)	63,031	61,606
Common stock held in trust for savings restoration plan (118,543 shares at September 30, 2024 and December 31, 2023)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(88,777)	(83,037)
Gain (loss) on derivative financial instruments	(141)	801
Pension and other postretirement benefit adjustments	457	539
Retained earnings	186,111	177,977
Total shareholders’ equity	158,448	155,653
Total liabilities and shareholders’ equity	$442,541	$446,461
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues and other items:
Sales	$182,051	$166,192	$548,022	$535,481
Other income (expense), net	(22)	(51)	310	210
	182,029	166,141	548,332	535,691
Costs and expenses:
Cost of goods sold	151,676	144,539	442,384	457,332
Freight	7,085	6,733	20,833	19,977
Selling, general and administrative	21,795	21,350	59,940	57,244
Research and development	475	794	994	3,375
Amortization of identifiable intangibles	462	465	1,410	1,433
Pension and postretirement benefits	54	3,118	163	9,955
Interest expense	3,480	3,106	10,314	7,791
Asset impairments and costs associated with exit and disposal activities, net of adjustments	—	4,633	587	4,702
Pension settlement loss	—	25,612	—	25,612
Goodwill impairment	—	19,478	—	34,891
Total	185,027	229,828	536,625	622,312
Income (loss) before income taxes	(2,998)	(63,687)	11,707	(86,621)
Income tax expense (benefit)	948	(13,307)	3,573	(16,307)
Net income (loss)	$(3,946)	$(50,380)	$8,134	$(70,314)

Earnings (loss) per share:
Basic	$(0.11)	$(1.47)	$0.24	$(2.06)
Diluted	$(0.11)	$(1.47)	$0.24	$(2.06)

Shares used to compute earnings (loss) per share:
Basic	34,391	34,264	34,364	34,081
Diluted	34,391	34,264	34,364	34,081
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net income (loss)	$(3,946)	$(50,380)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax expense of $4 in 2024 and net of tax expense of $25 in 2023)	1,496	(1,818)
Derivative financial instruments adjustment (net of tax expense of $120 in 2024 and net of tax benefit of $538 in 2023)	423	69
Pension & other postretirement benefit adjustment:
Net gains (losses) and prior service costs	—	442
Recognition in earnings of net actuarial loss for pension settlement and related tax of $5,581	—	20,031
Amortization of prior service costs and net gains or losses (net of tax benefit of $7 in 2024 and net of tax expense of $637 in 2023)	(27)	1,949
Other comprehensive income (loss)	1,892	20,673
Comprehensive income (loss)	$(2,054)	$(29,707)

	Nine Months Ended September 30,
	2024	2023
Net income (loss)	$8,134	$(70,314)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $466 in 2024 and net of tax expense of $640 in 2023)	(5,740)	923
Derivative financial instruments adjustment (net of tax benefit of $273 in 2024 and net of tax expense of $798 in 2023)	(942)	1,706
Pension & other postretirement benefit adjustment:
Net gains (losses) and prior service costs	—	442
Recognition in earnings of net actuarial loss for pension settlement and related tax of $5,581	—	20,031
Amortization of prior service costs and net gains or losses (net of tax benefit of $23 in 2024 and net of tax expense of $1,911 in 2023)	(82)	6,522
Other comprehensive income (loss)	(6,764)	29,624
Comprehensive income (loss)	$1,370	$(40,690)
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$8,134	$(70,314)
Adjustments for noncash items:
Depreciation	18,372	19,516
Amortization of identifiable intangibles	1,410	1,433
Reduction of right-of-use lease asset	1,735	1,633
Goodwill impairment	—	34,891
Deferred income taxes	2,975	(16,820)
Accrued pension and post-retirement benefits	163	9,955
Pension settlement loss	—	25,612
Stock-based compensation expense	1,950	1,196
Gain on investment in kaléo	(144)	(262)
Write-down of Richmond, Virginia Technical Center assets	—	3,387
Changes in assets and liabilities:
Accounts and other receivables	(14,683)	14,630
Inventories	(8,711)	49,589
Income taxes recoverable/payable	(952)	(1,688)
Prepaid expenses and other	(286)	(142)
Accounts payable and accrued expenses	(3,454)	(27,970)
Lease liability	(2,118)	(1,669)
Pension and postretirement benefit plan contributions	(455)	(455)
Other, net	2,117	1,716
Net cash provided by (used in) operating activities	6,053	44,238
Cash flows from investing activities:
Capital expenditures	(7,696)	(22,270)
Proceeds from the sale of kaléo	144	262
Proceeds from the sale of assets	83	—
Net cash provided by (used in) investing activities	(7,469)	(22,008)
Cash flows from financing activities:
Borrowings	519,274	87,000
Debt principal payments	(522,240)	(69,000)
Dividends paid	—	(8,884)
Debt financing costs	(587)	(1,404)
Net cash provided by (used in) financing activities	(3,553)	7,712
Effect of exchange rate changes on cash	(1,898)	(570)
Increase (decrease) in cash, cash equivalents and restricted cash	(6,867)	29,372
Cash, cash equivalents and restricted cash at beginning of period	13,455	19,232
Cash, cash equivalents and restricted cash at end of period	$6,588	$48,604
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance July 1, 2024	$62,493	$190,057	$(2,233)	$(90,353)	$159,964
Net income (loss)	—	(3,946)	—	—	(3,946)
Foreign currency translation adjustment	—	—	—	1,496	1,496
Derivative financial instruments adjustment	—	—	—	423	423
Amortization of prior service costs and net gains or losses	—	—	—	(27)	(27)
Stock-based compensation expense	538	—	—	—	538
Balance September 30, 2024	$63,031	$186,111	$(2,233)	$(88,461)	$158,448
The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2024	$61,606	$177,977	$(2,233)	$(81,697)	$155,653
Net income (loss)	—	8,134	—	—	8,134
Foreign currency translation adjustment	—	—	—	(5,740)	(5,740)
Derivative financial instruments adjustment	—	—	—	(942)	(942)
Amortization of prior service costs and net gains or losses	—	—	—	(82)	(82)
Stock-based compensation expense	1,651	—	—	—	1,651
Repurchase of employee common stock for tax withholdings	(226)	—	—	—	(226)
Balance September 30, 2024	$63,031	$186,111	$(2,233)	$(88,461)	$158,448
The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at July 1, 2023	$60,078	$263,933	$(2,218)	$(138,644)	$183,149
Net income (loss)	—	(50,380)	—	—	(50,380)
Foreign currency translation adjustment	—	—	—	(1,818)	(1,818)
Derivative financial instruments adjustment	—	—	—	69	69
Amortization of prior service costs and net gains or losses	—	—	—	1,949	1,949
Net gains or (losses) and prior service costs	—	—	—	442	442
Recognition in earnings of net actuarial loss for pension settlement	—	—	—	20,031	20,031
Stock-based compensation expense	749	—	—	—	749
Tredegar common stock purchased by trust for savings restoration plan	—	15	(15)	—	—
Balance at September 30, 2023	$60,827	$213,568	$(2,233)	$(117,971)	$154,191

The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2023:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2023	$58,824	$292,721	$(2,188)	$(147,595)	$201,762
Net income (loss)	—	(70,314)	—	—	(70,314)
Foreign currency translation adjustment	—	—	—	923	923
Derivative financial instruments adjustment	—	—	—	1,706	1,706
Amortization of prior service costs and net gains or losses	—	—	—	6,522	6,522
Net gains or (losses) and prior service costs	—	—	—	442	442
Recognition in earnings of net actuarial loss for pension settlement	—	—	—	20,031	20,031
Cash dividends declared ($0.26 per share)	—	(8,884)	—	—	(8,884)
Stock-based compensation expense	2,257	—	—	—	2,257
Repurchase of employee common stock for tax withholdings	(254)	—	—	—	(254)
Tredegar common stock purchased by trust for savings restoration plan	—	45	(45)	—	—
Balance at September 30, 2023	$60,827	$213,568	$(2,233)	$(117,971)	$154,191
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of September 30, 2024, the condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023, and the condensed consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2024 and 2023 for this segment references 13-week periods ended September 29, 2024 and September 24, 2023, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end.
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
The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.
Sale of Flexible Packaging Films
On September 1, 2023, the Company announced that it had entered into a definitive agreement to sell its Flexible Packaging Films business (also referred to as "Terphane") to Oben Group (the "Terphane Sale"). Completion of the sale is contingent upon the satisfaction of customary closing conditions, including the receipt of certain competition filing approvals by authorities in Brazil and Colombia.
The Colombian authority cleared the merger review regarding the transaction in early February 2024. On October 27, 2023, the Company filed the requisite competition forms with the Administrative Council for Economic Defense (“CADE”) in Brazil. As part of the Brazilian merger review process regarding the sale of Terphane to Oben Group ("Oben"), on May 13, 2024, the General Superintendence of the Administrative Council for Economic Defense ("SG-CADE") issued a non-binding opinion ("SG Opinion") recommending the rejection of the transaction. Following this first stage of the two-stage Brazilian merger review process for complex transactions, the case was submitted to the CADE Tribunal, in accordance with the customary Brazilian merger review process.
As of September 30, 2024, the Company reported results for Terphane as a continuing operation, due to the uncertainty related to the Brazilian merger review process. On October 16, 2024, CADE approved a merger control agreement allowing Tredegar to proceed with the sale of Terphane to Oben. This approval was the indication that the sale of Terphane was probable. Refer to Note 11 for additional information.
Closure of PE Films Technical Center
In August 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Research & development activities for PE Films are now being performed at the production facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. All activities ceased at the PE Films technical center in Richmond, VA as of the end of the first quarter of 2024. The Company recognized expense incurred through September 30, 2024 associated with the exit activities of $0.2 million for building closure costs. In addition, the Company recognized a non-cash loss on the lease abandonment ($0.3 million).

Supply Chain Financing
As of September 30, 2024 and December 31, 2023, $11.8 million and $15.8 million, respectively, of the Company’s accounts payable were financed by participating suppliers through third-party financial institutions.
Goodwill
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). As of September 30, 2024, the Company’s reporting units with goodwill were Surface Protection in PE Films ("Surface Protection") and Futura in Aluminum Extrusions (“Futura”). No events or circumstances were identified during the third quarter of 2024 that indicate that Surface Protection's fair value is more likely than not less than its carrying amount. No events or circumstances were identified during the third quarter of 2023 that indicated that Futura’s fair value was more likely than not less than its carrying amount.
Uncertainty about the timing of a recovery in the consumer electronics market persists, and manufacturers in the supply chain for consumer electronics continue to experience reduced capacity utilization and inventory corrections. In light of the limited visibility on the timing of a recovery and the expected adverse future impact to the Surface Protection business, coupled with a cautious outlook on new product development opportunities, the Company performed a Step 1 goodwill impairment analysis of the Surface Protection component of PE Films, as of September 30, 2023. This analysis utilized projections that contemplate the expected market recovery and business conditions, including for its three significant customers, as these events indicated Surface Protection’s fair value is more likely than not less than its carrying amount.
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
In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosure and requirements, primarily through the enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company has three reportable segments and continues to evaluate additional disclosures that may be required in its Form 10-K for the year ended December 31, 2024.
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

2. ACCOUNTS AND OTHER RECEIVABLES
As of September 30, 2024 and December 31, 2023, accounts and other receivables, net include the following:

(In thousands)	September 30, 2024	December 31, 2023
Customer receivables	$81,735	$67,183
Other receivables	2,327	3,056
Total accounts and other receivables	84,062	70,239
Less: Allowance for bad debts	(2,426)	(2,301)
Total accounts and other receivables, net	$81,636	$67,938
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	September 30, 2024	December 31, 2023
Finished goods	$31,782	$29,821
Work-in-process	8,332	7,830
Raw materials	23,497	21,939
Stores, supplies and other	24,447	22,447
Total	$88,058	$82,037
4. PENSION AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsored a noncontributory defined benefit (pension) plan covering certain current and former U.S. employees. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. On February 10, 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan through lump sum distributions and the purchase of annuity contracts. On November 3, 2023, the pension plan termination and settlement process for the Company was completed, and the remaining pension plan obligation was transferred to Massachusetts Mutual Life Insurance Company. During 2023, the Company recognized a total pre-tax pension settlement loss of $92.3 million.
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three and nine months ended September 30, 2024 and 2023. This information has been included in the pension benefit table below.

The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Service cost	$—	$—	$3	$3
Interest cost	20	2,786	65	71
Expected return on plan assets	—	(2,328)	—	—
Pension settlement loss(a)	—	25,612	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3	2,644	(37)	(58)
Net periodic benefit cost	$23	$28,714	$31	$16

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Service cost	$—	$—	$8	$9
Interest cost	57	8,842	203	213
Expected return on plan assets	—	(7,542)	—	—
Pension settlement loss(a)	—	25,612	—	—
Amortization of prior service costs, (gains) losses and net transition asset	15	8,609	(120)	(176)
Net periodic benefit cost	$72	$35,521	$91	$46
(a) Pension settlement loss, included in the consolidated statements of operation, represents pension settlement charges due to lump sum payments to participants.
Pension and other postretirement liabilities were $7.1 million and $7.3 million at September 30, 2024 and December 31, 2023, respectively ($0.7 million included in “Accrued expenses” at September 30, 2024 and December 31, 2023 with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
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
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Weighted average shares outstanding used to compute basic earnings per share	34,391	34,264	34,364	34,081
Incremental dilutive shares attributable to stock options and restricted stock	—	—	—	—
Shares used to compute diluted earnings per share	34,391	34,264	34,364	34,081
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. If the Company had reported net income for the three months ended September 30, 2024, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 2,353,905. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,550,542 for the nine months ended September 30, 2024. If the Company had reported net income for the three and nine months ended September 30, 2023, the average out-of-the-money options to purchase shares that would be excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 3,019,333 and 2,893,677, respectively.
6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2024	$(90,273)	$(564)	$484	$(90,353)
Other comprehensive income (loss)	1,500	262	—	1,762
Income tax (expense) benefit	(4)	(41)	—	(45)
Other comprehensive income (loss), net of tax	1,496	221	—	1,717
Reclassification adjustment to net income (loss)	—	281	(34)	247
Income tax (expense) benefit	—	(79)	7	(72)
Reclassification adjustment to net income (loss), net of tax	—	202	(27)	175
Other comprehensive income (loss), net of tax	1,496	423	(27)	1,892
Balance at September 30, 2024	$(88,777)	$(141)	$457	$(88,461)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(83,037)	$801	$539	$(81,697)
Other comprehensive income (loss)	(6,206)	(1,435)	—	(7,641)
Income tax (expense) benefit	466	275	—	741
Other comprehensive income (loss), net of tax	(5,740)	(1,160)	—	(6,900)
Reclassification adjustment to net income (loss)	—	220	(105)	115
Income tax (expense) benefit	—	(2)	23	21
Reclassification adjustment to net income (loss), net of tax	—	218	(82)	136
Other comprehensive income (loss), net of tax	(5,740)	(942)	(82)	(6,764)
Balance at September 30, 2024	$(88,777)	$(141)	$457	$(88,461)
The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2023	$(83,338)	$(843)	$(54,463)	$(138,644)
Other comprehensive income (loss)	(1,793)	2,287	442	936
Income tax (expense) benefit	(25)	(197)	—	(222)
Other comprehensive income (loss), net of tax	(1,818)	2,090	442	714
Reclassification adjustment to net income (loss)	—	(2,756)	28,198	25,442
Income tax (expense) benefit	—	735	(6,218)	(5,483)
Reclassification adjustment to net income (loss), net of tax	—	(2,021)	21,980	19,959
Other comprehensive income (loss), net of tax	(1,818)	69	22,422	20,673
Balance at September 30, 2023	$(85,156)	$(774)	$(32,041)	$(117,971)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2023.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(86,079)	$(2,480)	$(59,036)	$(147,595)
Other comprehensive income (loss)	1,563	7,852	442	9,857
Income tax (expense) benefit	(640)	(2,228)	—	(2,868)
Other comprehensive income (loss), net of tax	923	5,624	442	6,989
Reclassification adjustment to net income (loss)	—	(5,350)	34,045	28,695
Income tax (expense) benefit	—	1,432	(7,492)	(6,060)
Reclassification adjustment to net income (loss), net of tax	—	(3,918)	26,553	22,635
Other comprehensive income (loss), net of tax	923	1,706	26,995	29,624
Balance at September 30, 2023	$(85,156)	$(774)	$(32,041)	$(117,971)
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $6.0 million (4.3 million pounds of aluminum) at September 30, 2024 and $7.7 million (5.6 million pounds of aluminum) at December 31, 2023.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$354	Prepaid expenses and other	$—
Liability derivatives: Aluminum futures contracts	Accrued expenses	(128)	Accrued expenses	(483)
Aluminum futures contracts	Other non-current liabilities	—	Other non-current liabilities	(9)
Net asset (liability)		$226		$(492)
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
Terphane Ltda. had the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars as of September 30, 2024:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$1,851	5.4225	R$10,037	Oct-24	87%
$1,837	5.4403	R$9,994	Nov-24	86%
$1,801	5.4580	R$9,830	Dec-24	85%
$5,489	5.4402	R$29,861		85%
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
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$219	Prepaid expenses and other	$2,050
Foreign currency forward contracts	Other assets	—	Other assets	146
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(299)	Other non-current liabilities	—
Net asset (liability)		$(80)		$2,196
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

The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2024 and 2023 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
(In thousands)	2024	2023	2024		2023
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$10	$2,908	$—	$252	$—	$(621)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(153)	$1,716	$16	$(144)	$16	$1,024
	Nine Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2024	2023	2024		2023
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$56	$4,867	$—	$(1,491)	$—	$2,985
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold	Selling, general & admin	Cost of goods sold	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(662)	$3,273	$46	$396	$46	$2,031
As of September 30, 2024, the Company expects $0.1 million of unrealized after-tax gains on aluminum and foreign currency derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2024 and 2023, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
8. INCOME TAXES
Tredegar recorded tax expense (benefit) of $3.6 million on pre-tax income (loss) of $11.7 million in the first nine months of 2024. The effective tax rate in the first nine months of 2024 was 30.5% and 18.8% in the first nine months of 2023. The change in effective tax rate was primarily due to pre-tax income in the first nine months of 2024 versus a pre-tax loss in the first nine months of 2023. During the first nine months of 2024, Tredegar increased the valuation allowance on existing deferred tax assets as a result of the sale of Terphane by $1.0 million.
The effective tax rate for the first nine months of 2024 varies from the 21% statutory rate primarily due to foreign rate differences and non-deductible expenses offset by Brazilian tax incentives and federal tax credits.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, from the commencement date of January 1, 2015 and were to expire at the end of 2024. Terphane Ltda. has been granted an additional three years of tax incentives through the end of 2027.
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
The following table presents net sales and EBITDA from ongoing operations by segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net Sales
Aluminum Extrusions	$115,717	$109,410	$349,353	$364,607
PE Films	24,879	19,938	78,811	56,036
Flexible Packaging Films	34,370	30,111	99,025	94,861
Total net sales	174,966	159,459	527,189	515,504
Add back freight	7,085	6,733	20,833	19,977
Sales as shown in the condensed consolidated statements of income (loss)	$182,051	$166,192	$548,022	$535,481
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$6,177	$5,113	$31,624	$29,968
Depreciation & amortization	(4,404)	(4,683)	(13,392)	(13,252)
EBIT	1,773	430	18,232	16,716
Plant shutdowns, asset impairments, restructurings and other	(2,170)	(1,483)	(4,986)	(1,821)
PE Films:
Ongoing operations:
EBITDA	5,876	4,037	22,913	6,700
Depreciation & amortization	(1,299)	(2,111)	(3,944)	(5,305)
EBIT	4,577	1,926	18,969	1,395
Plant shutdowns, asset impairments, restructurings and other	—	(4,566)	(584)	(4,565)
Goodwill impairment	—	(19,478)	—	(34,891)
Flexible Packaging Films:
Ongoing operations:
EBITDA	3,749	477	8,915	2,076
Depreciation & amortization	(708)	(704)	(2,191)	(2,115)
EBIT	3,041	(227)	6,724	(39)
Plant shutdowns, asset impairments, restructurings and other	(103)	—	(103)	(79)
Total	7,118	(23,398)	38,252	(23,284)
Interest income	8	62	36	135
Interest expense	3,480	3,106	10,314	7,791
Gain on investment in kaleo, Inc.	—	—	144	262
Stock option-based compensation costs	—	—	—	231
Pension settlement loss	—	25,612	—	25,612
Corporate expenses, net	6,644	11,633	16,411	30,100
Income (loss) before income taxes	(2,998)	(63,687)	11,707	(86,621)
Income tax expense (benefit)	948	(13,307)	3,573	(16,307)
Net income (loss)	$(3,946)	$(50,380)	$8,134	$(70,314)

The following table presents identifiable assets by segment at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Aluminum Extrusions	$258,410	$255,756
PE Films	57,989	56,536
Flexible Packaging Films	85,297	84,062
Subtotal	401,696	396,354
General corporate	34,256	36,652
Cash, cash equivalents and restricted cash	6,588	13,455
Total	$442,540	$446,461
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and nine months ended September 30, 2024 and 2023:

Net Sales by Geographic Area (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
United States	$133,157	$125,407	$407,465	$409,433
Exports from the United States to:
Asia	11,875	7,873	34,534	19,082
Latin America	1,395	1,764	4,121	5,440
Canada	3,437	3,640	10,459	12,879
Europe	405	282	1,053	1,414
Operations outside the United States:
Brazil	24,408	20,351	69,002	66,954
Asia	289	142	555	302
Total	$174,966	$159,459	$527,189	$515,504
(a) Export sales relate mostly to PE Films. Operations in Brazil relate to Flexible Packaging Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $6.5 million and $4.8 million in the third quarter of 2024 and 2023, respectively, and $19.1 million and $11.7 million in the first nine months of 2024 and 2023, respectively.

Net Sales by Product Group
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Aluminum Extrusions:
Nonresidential building & construction	$61,988	$59,476	$195,603	$203,889
Consumer durables	8,581	8,662	25,487	30,723
Automotive	11,060	13,025	31,793	36,916
Residential building & construction	9,790	7,999	27,575	29,658
Electrical	8,926	2,016	21,983	16,223
Machinery & equipment	13,131	14,202	37,995	36,008
Distribution	2,241	4,030	8,917	11,190
Subtotal	115,717	109,410	349,353	364,607
PE Films:
Surface protection films	17,516	12,755	56,241	34,251
Overwrap packaging	7,363	7,183	22,570	21,785
Subtotal	24,879	19,938	78,811	56,036
Flexible Packaging Films	34,370	30,111	99,025	94,861
Total	$174,966	$159,459	$527,189	$515,504

10. DEBT
ABL Facility
On December 27, 2023, the Company entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the "Credit Agreement"), which provides the Company with a $180 million senior secured asset-based revolving credit facility that will mature on June 30, 2026. On April 16, 2024, the Company entered into Amendment No. 4 to the Credit Agreement (as amended by Amendment No. 3 and Amendment No. 4, the “ABL Facility”) that, among other items: (i) moves the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) requires weekly reporting of the borrowing base financial covenant until the ABL Adjustment Date. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company receives the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility will be reduced to $125 million. As of September 30, 2024, Minimum Liquidity (as defined in the ABL Facility) of $45.1 million, after reducing the borrowing base by the aggregate outstanding borrowings of $122.0 million and standby letters of credit of $12.9 million, was in excess of the $10 million Minimum Liquidity financial covenant.
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

Minimum Credit EBITDA (In thousands)
September 2024	$25,370
October 2024	26,070
November 2024	27,640
December 2024	29,640
January 2025	29,740
February 2025	29,850
March 2025	29,980
April 2025	30,340
May 2025	30,700
June 2025	31,030
July 2025	31,370
August 2025	31,710
September 2025	$32,080
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
In addition to the financial covenants, the ABL Facility contains restrictive covenants, including covenants that restrict the Company’s ability to pay dividends and repurchase shares of its common stock. After the ABL Adjustment Date, the Company is no longer prohibited from making dividend payments and share repurchases. All decisions with respect to the declaration and payment of future dividends and share repurchases will be made by the Board in its sole discretion based upon earnings, financial condition, anticipated cash needs and other such considerations as the Board deems relevant.
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

The ABL Facility has customary representations and warranties including, as a condition to each borrowing, that all such representations and warranties are true and correct in all material respects (including a representation that no Material Adverse Effect (as defined in the ABL Facility) has occurred since December 31, 2022). In the event that the Company cannot certify that all conditions to the borrowing have been met, the lenders can restrict the Company’s future borrowings under the ABL Facility. Because a Cash Dominion Period was in effect as of September 30, 2024 and December 31, 2023 and the Company was required to represent that no Material Adverse Effect has occurred as a condition to borrowing, the outstanding debt under the ABL Facility (all contractual payments due on June 30, 2026) was classified as a current liability in the condensed consolidated balance sheets as of the dates presented.
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of September 30, 2024, the Company was in compliance with all debt covenants.
On November 1, 2024, with the closing of the Terphane Sale, the ABL Adjustment Date has occurred.
Terphane Brazil Loan
On October 26, 2023, Flexible Packaging Film's business unit (“Terphane Ltda.”), the Company’s wholly owned subsidiary in Brazil, borrowed $20 million secured by certain of its assets (“Terphane Brazil Loan”). This U.S. Dollar borrowing matures on October 30, 2028, with interest payable quarterly at an annual floating interest rate of the SOFR plus 5.99%. The SOFR rate was 5.35% as of September 30, 2024. Quarterly principal payments of $1.7 million begin starting in year 3 of the loan. There are no prepayment penalties. On October 26, 2023, the Company borrowed $20 million from Terphane Ltda. (the “Intercompany Loan”) at the same interest rate as the Terphane Brazil Loan, thereby transferring the funds to the U.S. In connection with the closing of the Terphane Sale, both the Terphane Brazil Loan and the Intercompany Loan were assumed by Oben.
PE Films Guangzhou Loan
On June 25, 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan, which is equivalent to $1.4 million as of September 30, 2024, revolving loan with the Industrial and Commercial Bank of China. The loan matures on July 3, 2025. The interest rate is the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of September 30, 2024, the National Interbank Funding Center rate was 3.35%. The revolving loan is secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027.
11. SUBSEQUENT EVENTS
On September 1, 2023, the Company entered into an agreement to sell Terphane, headquartered in Brazil, to Oben for net cash-free and debt-free base consideration of $116 million.
On November 1, 2024, Tredegar completed the sale of Terphane to Oben. At closing, Tredegar received $60 million in cash, which is net of Terphane debt assumed by Oben of $20 million and Terphane cash retained by Oben of $2 million. Accordingly, on a cash-free and debt-free basis, the enterprise value of the Terphane transaction at closing for Tredegar was $78 million. Tredegar anticipates receiving an additional $7 million in cash following the release of certain escrow funds within 120 days of closing. The cash proceeds received by Tredegar at closing are after deducting projected Brazil withholding taxes, net working capital adjustments, escrow funds, U.S. capital gains taxes and transaction expenses. The total estimated proceeds from the sale of Terphane are required to be used to pay down the outstanding ABL Facility debt.
An estimated pre-tax loss on the sale of $72.5 million ($65.5 million after-tax) is expected to be recognized in the fourth quarter of 2024. The estimated net loss on sale includes $100 million of estimated cumulative translation adjustment losses and gains on derivative financial instruments reclassified from other comprehensive income (loss). Expected amounts are based on Terphane’s estimated closing balance sheet, which are subject to change.
As of and for the nine months ended September 30, 2024, the Flexible Packaging Films business had net assets of approximately $36 million and EBITDA from ongoing operations of $8.9 million. See Note 9 where Flexible Packing Films is presented as a reportable segment. As a result of the completion of the sale, the Company will classify and report Terphane as discontinued operations in the fourth quarter of 2024.

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
•inability to successfully complete strategic dispositions, failure to realize the expected benefits of such dispositions and assumption of unanticipated risks in such dispositions;
•failure by governmental entities to prevent foreign companies from evading anti-dumping and countervailing duties;
•noncompliance with any of the financial and other restrictive covenants in the Company's asset-based credit facility;
•the impact of macroeconomic factors, such as inflation, interest rates, recession risks and other lagging effects of the COVID-19 pandemic;
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
•loss of sales to significant customers on which the Company’s business is highly dependent;
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
Business Overview
Tredegar Corporation is an industrial manufacturer. As of September 30, 2024, we had three primary businesses: custom aluminum extrusions for the North American building and construction ("B&C"), automotive and specialty end-use markets through its Aluminum Extrusions segment; surface protection films for high-technology applications in the global electronics industry through its PE Films segment; and specialized polyester films primarily for the Latin American flexible packaging market through its Flexible Packaging Films segment. On November 1, 2024, we completed the sale of our Flexible Packaging Film business ("Terphane") to Oben Group ("Oben"). For more information, see Note 11. Since the sale was completed after September 30, 2024, the historical financial results of Terphane are reported as continuing operations in this Form 10-Q. In all future public filings, the historical financial results of Terphane will be reflected as discontinued operations under GAAP for all periods.
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
Third quarter 2024 net income (loss) was $(3.9) million ($(0.11) per diluted share) compared to $(50.4) million ($(1.47) per diluted share) in the third quarter of 2023.
Third Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions (also referred to as "Bonnell Aluminum") was $6.2 million in the third quarter of 2024 versus $5.1 million in the third quarter of last year and $12.9 million in the second quarter of 2024.
◦Sales volume was 34.6 million pounds in the third quarter of 2024 versus 32.5 million pounds in the third quarter of last year and 34.9 million pounds in the second quarter of 2024.
◦Open orders at the end of the third quarter of 2024 were approximately 15.5 million pounds (versus 17 million pounds in the third quarter of 2023 and 14 million pounds at the end of the second quarter of 2024). Net new orders increased 27% in the third quarter of 2024 versus the third quarter of 2023 and increased 7% versus the second quarter of 2024.
•EBITDA from ongoing operations for PE Films was $5.9 million in the third quarter of 2024 versus $4.0 million in the third quarter of 2023 and $10.1 million in the second quarter of 2024. Sales volume was 9.6 million pounds in the third quarter of 2024 versus 7.2 million pounds in the third quarter of 2023 and 10.5 million pounds in the second quarter of 2024.
•EBITDA from ongoing operations for Terphane was $3.7 million during the third quarter of 2024 versus $0.5 million in the third quarter of 2023 and $3.2 million during the second quarter of 2024. Sales volume was 25.3 pounds in the third quarter of 2024 versus 22.2 million pounds in the third quarter 2023 and 25.1 million pounds in the second quarter of 2024.

Aluminum Extrusions experienced unfavorable costs, including manufacturing inefficiencies, a shift in mix and margin pressures from imports and excess industry capacity. PE Films EBITDA performance during the third quarter moderated as expected versus the first two quarters of 2024. Tredegar closed on the sale of Terphane on November 1, 2024.
Results of Operations
Third Quarter of 2024 Compared with the Third Quarter of 2023
The following table presents a bridge of consolidated net income (loss) from the third quarter of 2023 to the third quarter of 2024 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the three months ended September 30, 2023	$(50,380)
Income tax expense (benefit)	(13,307)
Income (loss) before income taxes for the three months ended September 30, 2023	(63,687)
Change in income (loss) from increases (decreases) in the following items:
Sales	15,859
Other income (expense), net	29
Total	15,888
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(7,137)
Freight	(352)
Selling, general and administrative	(445)
Research and development	319
Pension and postretirement benefits	3,064
Asset impairments and costs associated with exit and disposal activities, net of adjustments	4,633
Pension settlement loss	25,612
Goodwill impairment	19,478
Other	(371)
Total	44,801
Income (loss) before income taxes for the three months ended September 30, 2024	(2,998)
Income tax expense (benefit)	948
Net income (loss) for the three months ended September 30, 2024	$(3,946)
Sales in the third quarter of 2024 increased by $15.9 million compared with the third quarter of 2023. Net sales (sales less freight) in Aluminum Extrusions increased $6.3 million, primarily due to higher sales volume and the pass-through of higher metal costs, partially offset by lower pricing associated with a shift in mix. Net sales in PE Films increased $4.9 million, primarily due to volume increases in both Surface Protection and overwrap films. Net sales in Flexible Packaging Films increased $4.3 million, primarily due to higher sales volume. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 12.8% in the third quarter of 2024 compared to 9.0% in the third quarter of 2023. The gross profit margin in Aluminum Extrusions increased compared to the prior year period primarily due to higher volume, favorable variable manufacturing costs, lower labor-related costs, and lower freight rates, partially offset by lower net pricing after the pass-through of metal cost changes associated with a shift in mix and manufacturing inefficiencies. Additionally, the timing of the flow-through under the first-in first-out ("FIFO") method of aluminum raw material costs, which were previously acquired at higher prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a charge of $1.0 million in the third quarter of 2024 versus a charge of $1.2 million in the third quarter of 2023. The gross profit margin in PE Films increased due to a higher Surface Protection contribution margin associated with higher volume and manufacturing costs savings, partially offset by unfavorable pricing. The gross profit margin in Flexible Packaging Films increased primarily due to lower variable costs, lower raw material costs, higher volume, favorable product mix, and lower fixed costs, partially offset by lower selling prices from global excess capacity and margin pressures.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses of 12.2% in the third quarter of 2024 remained consistent with the third quarter of 2023.

During the third quarter of 2023, the Company remeasured the pension plan, which resulted in a pre-tax pension settlement loss in the condensed consolidated results of operation of $25.6 million. The remeasurement of the pension benefit obligation and plan assets was triggered by $64.5 million of lump sum distributions from the pension plan assets which exceeded the pension plan's service and interest cost. See Note 4 for additional information.
The decrease in asset impairments and costs associated with exit and disposal activities, net of adjustments is primarily related to closure of the PE Films technical center in Richmond, VA. See Note 1 for more information.
In the third quarter of 2023, a non-cash partial goodwill impairment of $19.5 million was recognized. See Note 1 for more information.
The effective tax rate used to compute income taxes was (31.6)% in the third quarter of 2024 compared to 20.9% in the third quarter of 2023.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the third quarters of 2024 and 2023 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment in Note 9 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended September 30,
(In millions)	2024	2023
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	0.7	$1.2
Storm damage to the Newnan, Georgia plant[1]	—	0.1
Legal fees associated with the Aluminum Extruders Trade Case[1]	0.4	—
Resolution of customer quality complaint[2]	0.8	—
Total for Aluminum Extrusions	$1.9	$1.4
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Write-down of Richmond, Virginia Technical Center assets[4]	$—	$3.4
Richmond, Virginia Technical Center closure expenses, including severance[4]	—	1.1
Goodwill impairment[4]	—	19.5
Total for PE Films	$—	$24.0
Flexible Packaging Films:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$0.1	$—
Total for Flexible Packaging Films	$0.1	$—
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$0.7	$2.9
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.3	0.2
Professional fees associated with the transition to the ABL Facility[1]	0.1	—
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	—	3.1
Pension settlement loss[3]	—	25.6
Total for Corporate	$1.1	$31.8
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Sales” in the condensed consolidated statements of income.
3. See Note 4 for additional information.
4. See Note 1 for additional information.

Average total debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In millions, except percentages)	2024	2023
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$145.5	$138.2
Average interest rate	9.4%	7.4%
First Nine Months of 2024 Compared with the First Nine Months of 2023
The following table presents a bridge of consolidated net income (loss) from the first nine months of 2023 to the first nine months of 2024 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) for the nine months ended September 30, 2023	$(70,314)
Income tax expense (benefit)	(16,307)
Income (loss) before income taxes for the nine months ended September 30, 2023	(86,621)
Change in income (loss) from increases (decreases) in the following items:
Sales	12,541
Other income (expense), net	100
Total	12,641
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	14,948
Freight	(856)
Selling, general and administrative	(2,696)
Research and development	2,381
Pension and postretirement benefits	9,792
Interest expense	(2,523)
Asset impairments and costs associated with exit and disposal activities, net of adjustments	4,115
Pension settlement loss	25,612
Goodwill impairment	34,891
Other	23
Total	85,687
Income (loss) before income taxes for the nine months ended September 30, 2024	11,707
Income tax expense (benefit)	3,573
Net income (loss) for the nine months ended September 30, 2024	$8,134
Sales in the first nine months of 2024 increased by $12.5 million compared with the first nine months of 2023. Net sales in Aluminum Extrusions decreased $15.3 million, primarily due to lower sales volume and the pass-through of lower metal costs. Net sales in PE Films increased $22.8 million, primarily due to an increase in sales volume in Surface Protection. Net sales in Flexible Packaging Films increased $4.2 million primarily due to higher volume, partially offset by lower selling prices that the Company believes are driven by excess global capacity and strong competition in Brazil, Latin America and the U.S and unfavorable product mix. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 15.5% in the first nine months of 2024 compared to 10.9% in the first nine months of 2023. The gross profit margin in Aluminum Extrusions increased compared to the prior year period primarily due to higher net pricing after the pass-through of metal cost changes and mix, favorable variable manufacturing costs, lower utilities and lower freight rates, partially offset by lower volume, manufacturing inefficiencies and higher labor and employee-related costs. Additionally, the timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired at higher prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a charge of $1.0 million in the first nine months of 2024 versus a charge of $0.8 million in the first nine months of 2023. The gross profit margin in PE Films increased due to a higher Surface Protection contribution margin associated with substantially higher volume, operating efficiencies and manufacturing costs savings, favorable pricing, and lower fixed costs. The gross profit margin in Flexible Packaging Films increased primarily due to lower raw material costs, lower fixed costs, higher sales volume, and favorable product mix, partially offset by lower selling prices from global excess capacity and margin pressures and higher variable costs.

As a percentage of sales, SG&A and R&D expenses of 11.1% in the first nine months of 2024 remained consistent with the first nine months of 2023.
During the first nine months of 2023, the Company remeasured the pension plan, which resulted in a pre-tax pension settlement loss in the condensed consolidated results of operation of $25.6 million. The remeasurement of the pension benefit obligation and plan assets was triggered by $64.5 million of lump sum distributions from the pension plan assets which exceeded the pension plan's service and interest cost. See Note 4 for additional information.
Interest expense of $10.3 million in the first nine months of 2024 increased $2.5 million compared to the first nine months of 2023 due to higher average debt and higher interest rates. See Note 10 for additional information.
The decrease in asset impairments and costs associated with exit and disposal activities, net of adjustments is primarily related to closure of the PE Films technical center in Richmond, VA. See Note 1 for more information.
In the first nine months of 2023, a non-cash partial goodwill impairment of $34.9 million was recognized. See Note 1 for more information.
The effective tax rate used to compute income taxes was 30.5% in the first nine months of 2024 compared to 18.8% in the first nine months of 2023. See Note 8 for additional information.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first nine months of 2024 and 2023 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment in Note 9 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Nine Months Ended September 30,
(In millions)	2024	2023
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	2.1	1.2
Storm damage to the Newnan, Georgia plant[1]	0.3	0.5
Legal fees associated with the Aluminum Extruders Trade Case[1]	0.9	—
Resolution of customer quality complaint[5]	0.8	—
Total for Aluminum Extrusions	$4.1	$1.8
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Write-down of Richmond, Virginia Technical Center assets[4]	$—	$3.4
Richmond, Virginia Technical Center closure expenses, including severance[4]	0.3	1.1
Richmond, Virginia Technical Center lease abandonment[4]	0.3	—
Goodwill impairment[4]	—	34.9
Total for PE Films	$0.6	$39.4
Flexible Packaging Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	0.1	—
Total for Flexible Packaging Films	$0.1	$0.1
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$1.6	$4.8
Professional fees associated with remediation activities related to internal control over financial reporting[1]	1.6	1.2
Professional fees associated with the transition to the ABL Facility[1]	0.3	—
Group annuity contract premium expense adjustment[2]	(0.2)	—
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	—	0.2
Stock-based compensation expense associated with the fair value remeasurement of awards granted at the time of the 2020 special dividend[1]	—	(0.2)
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[3]	—	9.9
Pension settlement loss[3]	—	25.6
Total for Corporate	$3.3	$41.5
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Other income (expense), net” in the condensed consolidated statements of income.
3. See Note 4 for additional information.
4. See Note 1 for additional information.
5. Included in “Sales” in the condensed consolidated statements of income.

Average total debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2024	2023
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$148.6	$145.1
Average interest rate	9.0%	6.8%
Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2024	2023		2024	2023
Sales volume (lbs)	34,556	32,457	6.5%	103,303	105,511	(2.1)%
Net sales	$115,717	$109,410	5.8%	$349,353	$364,607	(4.2)%
Ongoing operations:
EBITDA	$6,177	$5,113	20.8%	$31,624	$29,968	5.5%
Depreciation & amortization	(4,404)	(4,683)	6.0%	(13,392)	(13,252)	(1.1)%
EBIT*	$1,773	$430	NM**	$18,232	$16,716	9.1%
Capital expenditures	$1,449	$4,489		$4,461	$17,862
*See the table in Note 9 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. **Not meaningful ("NM")
Third Quarter 2024 Results vs. Third Quarter 2023 Results
Net sales (sales less freight) in the third quarter of 2024 increased 5.8% versus the third quarter of 2023 primarily due to higher sales volume and the pass-through of higher metal costs, partially offset by lower pricing associated with a shift in mix. Sales volume in the third quarter of 2024 increased 6.5% versus the third quarter of 2023 but decreased 0.9% versus the second quarter 2024.
Net new orders, which remain low compared to pre-pandemic levels, increased 27.3% in the third quarter of 2024 versus the third quarter of 2023 and increased 7% versus the second quarter of 2024. Since January 2021, net new orders for the Company's aluminum extruded products have generally tracked the ISM® Manufacturing PMI®. In addition, the Architecture Billings Index (ABI), a key leading indicator for non-residential B&C, has demonstrated a decline in billings (i.e., an index below 50) for the last 20 months ended September 2024. The Company believes that net new orders continue to be below pre-pandemic levels due to higher interest rates, tighter lender requirements and the increase in remote working, which particularly impacts the non-residential B&C end-use market. In addition, data indicates that aluminum extrusion imports have increased significantly in recent years, especially during the pandemic, and some of Bonnell Aluminum’s customers have increased their sourcing of aluminum extrusions from producers outside of the U.S.
Open orders at the end of the third quarter of 2024 were 15.5 million pounds (versus 14 million pounds at the end of the second quarter of 2024 and 17 million pounds at the end of the third quarter of 2023). This level is below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions (particularly starting in early 2021 with the re-opening of markets following the rollout of vaccines) that resulted in long lead times, driving a peak in open orders of approximately 100 million pounds during the first quarter of 2022.
The Company is part of a coalition of members of the Aluminum Extruders Council that filed a trade case with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (“USITC”) against 15 countries in response to alleged large and increasing volumes of unfairly priced imports of aluminum extrusions since 2019. In November 2023, the USITC found that there is a reasonable indication that the American aluminum extrusions industry is materially injured or threatened with injury due to imports from 14 countries, including China. On September 27, 2024, the USDOC announced its final determinations that aluminum extrusion producers and exporters in 14 countries, including China, sold aluminum extrusions at less-than-fair value in the U.S. The final USITC vote on October 30, 2024, indicated that it believes that the industry was not materially injured by reason of the subject imports, despite the USDOC determinations of pricing below fair value and receiving unfair subsidies. The coalition is evaluating next steps for challenging the decision.

EBITDA from ongoing operations in the third quarter of 2024 increased $1.1 million versus the third quarter of 2023 primarily due to:
•Higher volume ($1.8 million), favorable variable manufacturing costs ($1.7 million), lower labor-related costs ($0.1 million) and lower freight rates ($0.2 million), partially offset by unfavorable net pricing after the pass-through of metal cost and changes associated with a shift in mix ($1.1 million), manufacturing inefficiencies ($0.8 million), higher maintenance expense ($0.4 million) and higher SG&A expenses, including other employee-related compensation ($0.8 million); and
•The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired at higher prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a charge of $1.0 million in the third quarter of 2024 versus a charge of $1.2 million in the third quarter of 2023.
First Nine Months of 2024 Results vs. First Nine Months of 2023 Results
Net sales in the first nine months of 2024 decreased 4.2% versus the first nine months of 2023 primarily due to lower sales volume and the pass-through of lower metal costs. Sales volume in the first nine months of 2024 decreased 2.1% versus the first nine months of 2023.
EBITDA from ongoing operations in the first nine months of 2024 increased $1.7 million in comparison to the first nine months of 2023 primarily due to:
•Higher net pricing after the pass-through of metal cost changes and mix ($2.0 million), favorable variable manufacturing costs ($3.7 million), lower utilities ($0.2 million) and lower freight rates ($0.9 million), partially offset by lower volume ($1.6 million), manufacturing inefficiencies ($0.8 million), higher labor and employee-related costs ($0.1 million), and higher SG&A, including other employee-related compensation ($2.4 million); and
•The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired at higher prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a charge of $1.0 million in the first nine months of 2024 versus a charge of $0.8 million in the first nine months of 2023.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $8 million in 2024, including $4 million for productivity projects and $4 million for capital expenditures required to support continuity of operations. The projected spending reflects stringent spending measures that the Company has implemented to control its financial leverage (See "Liquidity and Capital Resources" section below for more information). The multi-year implementation of new enterprise resource planning and manufacturing execution systems ("ERP/MES") has been reorganized with the timing for the go-live date being uncertain. The ERP/MES project commenced in 2022, with spending to-date of approximately $21 million. Depreciation expense is projected to be $16 million in 2024. Amortization expense is projected to be $2 million in 2024.
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2024	2023		2024	2023
Sales volume (lbs)	9,640	7,224	33.4%	30,223	20,837	45.0%
Net sales	$24,879	$19,938	24.8%	$78,811	$56,036	40.6%
Ongoing operations:
EBITDA	$5,876	$4,037	45.6%	$22,913	$6,700	NM**
Depreciation & amortization	(1,299)	(2,111)	38.5%	(3,944)	(5,305)	25.7%
EBIT*	$4,577	$1,926	NM**	$18,969	$1,395	NM**
Capital expenditures	$517	$431		$1,127	$1,506
* See the table in Note 9 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. **Not meaningful ("NM")

Third Quarter 2024 Results vs. Third Quarter 2023 Results
Net sales in the third quarter of 2024 were 24.8% higher compared to the third quarter of 2023, with volume increases in Surface Protection and overwrap films. Surface Protection sales volume in the third quarter of 2024 increased 37.5% versus the third quarter of 2023 and declined 16.5% versus the second quarter of 2024. Surface Protection sales volume began to moderate during the third quarter of 2024, following extremely high sales volume in the second quarter associated with the restocking of Surface Protection customer inventories.
EBITDA from ongoing operations in the third quarter of 2024 increased $1.8 million versus the third quarter of 2023, primarily due to:
•A $2.4 million increase in Surface Protection primarily due to higher contribution margin associated with higher volume ($2.0 million) and manufacturing costs savings ($1.1 million), partially offset by unfavorable pricing ($0.2 million) and higher SG&A ($0.1 million);
•A foreign currency transaction loss of $0.2 million in the third quarter of 2024 versus no gain or loss in the third quarter of 2023;
•The pass-through lag associated with resin costs (a charge of $0.2 million in the third quarter of 2024 versus a benefit of $0.1 million in the third quarter of 2023); and
•A $0.6 million decrease in overwrap films, primarily due to pricing and mix.
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
First Nine Months of 2024 Results vs. First Nine Months of 2023 Results
Net sales in the first nine months of 2024 increased 40.6% compared to the first nine months of 2023 primarily due to an increase in sales volume in Surface Protection, as a result of factors noted above. Sales volume increased 62.3% in Surface Protection in the first nine months of 2024 versus the first nine months of 2023.
EBITDA from ongoing operations in the first nine months of 2024 increased $16.2 million versus the first nine months of 2023, primarily due to:
•A $16.0 million increase in Surface Protection primarily due to higher contribution margin associated with substantially higher volume ($9.4 million), operating efficiencies and manufacturing costs savings ($5.9 million), favorable pricing ($0.3 million), lower fixed costs ($0.2 million) and lower SG&A, including lower costs associated with the closure of the Richmond Technical Center in 2023 ($1.2 million);
•A foreign currency transaction loss of $0.1 million in the first nine months of 2024 versus a gain of $0.3 million in the first nine months of 2023;
•The pass-through lag associated with resin costs (a charge of $0.7 million in the first nine months of 2024 versus a charge of $0.1 million in the first nine months of 2023); and
•A $0.2 million increase from overwrap films, primarily due to cost improvements ($1.0 million), partially offset by a shift in mix ($0.8 million).
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

Flexible Packaging Films
A summary of results for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	September 30,			September 30,
	2024	2023		2024	2023
Sales volume (lbs)	25,295	22,163	14.1%	72,342	65,732	10.1%
Net sales	$34,370	$30,111	14.1%	$99,025	$94,861	4.4%
Ongoing operations:
EBITDA	$3,749	$477	NM**	$8,915	$2,076	NM**
Depreciation & amortization	(708)	(704)	(0.6)%	(2,191)	(2,115)	(3.6)%
EBIT*	$3,041	$(227)	NM**	$6,724	$(39)	NM**
Capital expenditures	$948	$1,408		$2,108	$2,891
* See the table in Note 9 for a reconciliation of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. **Not meaningful ("NM")
Third Quarter 2024 Results vs. Third Quarter 2023 Results
Net sales in the third quarter of 2024 increased 14.1% compared to the third quarter of 2023 primarily due to higher sales volume.
EBITDA from ongoing operations in the third quarter of 2024 increased $3.3 million versus the third quarter of 2023, primarily due to:
•Lower variable costs ($1.5 million), lower raw material costs ($1.1 million), higher volume ($1.0 million), favorable product mix ($0.8 million), lower fixed costs ($0.2 million), and lower SG&A ($0.2 million), partially offset by lower selling prices from global excess capacity and margin pressures ($0.6 million);
•Foreign currency transaction gains ($0.1 million) in the third quarter of 2024 compared to foreign currency transaction gains ($0.2 million) in the third quarter of 2023; and
•Net unfavorable foreign currency translation of Real-denominated operating costs ($0.8 million).
First Nine Months of 2024 Results vs. First Nine Months of 2023 Results
Net sales in the first nine months of 2024 increased 4.4% compared to the first nine months of 2023 primarily due to higher volume partially offset by lower selling prices that the Company believes are driven by excess global capacity and strong competition in Brazil, Latin America and the U.S and unfavorable product mix.
EBITDA from ongoing operations in the first nine months of 2024 increased $6.8 million versus the first nine months of 2023 primarily due to:
•Lower raw material costs ($5.1 million), lower fixed costs ($3.1 million), higher sales volume ($2.5 million), favorable product mix ($1.4 million), and lower SG&A ($0.6 million), partially offset by lower selling prices from global excess capacity and margin pressures ($4.0 million) and higher variable costs ($0.4 million);
•Foreign currency transaction gains ($0.1 million) in the first nine months of 2024 compared to foreign currency transaction losses ($0.1 million) in the first nine months of 2023; and
•Net unfavorable foreign currency translation of Real-denominated operating costs ($1.6 million).
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

Corporate Expenses, Interest & Other
Corporate expenses, net in the first nine months of 2024 decreased $13.7 million compared to the first nine months of 2023 primarily due to lower pension expense as a result of the pension plan termination completed in 2023 ($10.1 million) and lower business development activities ($3.4 million).
Interest expense of $10.3 million in the first nine months of 2024 increased $2.5 million compared to the first nine months of 2023 due to higher average debt and higher interest rates.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2023 to September 30, 2024 are summarized below.
•Accounts and other receivables increased $13.7 million (20.2%).
◦Accounts and other receivables in Aluminum Extrusions increased $7.3 million primarily due to higher sales volume in the third quarter of 2024, partially offset by lower pricing associated with a shift in mix. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 44.1 days for the 12 months ended September 30, 2024 and 45.1 days for the 12 months ended December 31, 2023.
◦Accounts and other receivables in PE Films increased $2.8 million primarily due to increased sales volume. DSO was approximately 24.2 days for the 12 months ended September 30, 2024 and 26.3 days for the 12 months ended December 31, 2023.
~~◦~~Accounts and other receivables in Flexible Packaging Films increased $3.7 million primarily due to increased sales volume. DSO was approximately 36.0 days for the 12 months ended September 30, 2024 and 38.1 days for the 12 months ended December 31, 2023.
•Inventories increased $6.0 million (7.3%).
◦Inventories in Aluminum Extrusions increased $1.3 million primarily due to higher average aluminum prices. DIO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 47.3 days for the 12 months ended September 30, 2024 and 51.6 days for the 12 months ended December 31, 2023.
◦Inventories in PE Films increased $1.8 million primarily due to higher raw materials and finished goods levels to support increased sales volume during the first nine months of 2024. DIO was approximately 50.1 days for the 12 months ended September 30, 2024 and 57.2 days for the 12 months ended December 31, 2023.
◦Inventories in Flexible Packaging Films increased $2.8 million primarily due to higher raw materials and finished goods levels to support increased sales volume during the first nine months of 2024. DIO was approximately 104.0 days for the 12 months ended September 30, 2024 and 117.7 days for the 12 months ended December 31, 2023.
•Net property, plant and equipment decreased $14.8 million primarily due to depreciation expense of $18.4 million and a $3.0 million unfavorable change in the value of the U.S. dollar relative to foreign currencies, partially offset by capital expenditures of $7.1 million.
•Identifiable intangible assets, net decreased $1.5 million (15.1%) due to amortization expense.
•Deferred income tax assets decreased $2.3 million (9.1%). See Note 8 for more information.
•Accounts payable decreased $6.0 million (6.3%).
◦Accounts payable in Aluminum Extrusions decreased $10.3 million primarily due to the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of accounts payable balances) was approximately 45.7 days for the 12 months ended September 30, 2024 and 49.8 days for the 12 months ended December 31, 2023.
◦Accounts payable in PE Films increased $1.3 million primarily due to higher raw material purchases. DPO was approximately 42.9 days for the 12 months ended September 30, 2024 and 43.4 days for the 12 months ended December 31, 2023.
◦Accounts payable in Flexible Packaging Films increased $3.4 million primarily due to higher raw material purchases and favorable payment terms. DPO was approximately 75.4 days for the 12 months ended September 30, 2024 and 61.7 days for the 12 months ended December 31, 2023.

Net cash provided by operating activities was $6.1 million in the first nine months of 2024 compared to net cash provided by operating activities of $44.2 million in the first nine months of 2023. The decrease was primarily due to lower working capital, partially offset by higher EBITDA from ongoing operations for all reportable segments in the first nine months of 2024 versus prior year.
Net cash used in investing activities was $7.5 million in the first nine months of 2024 compared to $22.0 million the first nine months of 2023. The decrease was primarily due to lower capital expenditures ($14.6 million).
Net cash used in financing activities of $3.6 million in the first nine months of 2024 compared to net cash provided by financing activities of $7.7 million in the first nine months of 2023. The change was primarily due to higher net debt principal payments ($21.0 million) under the ABL Facility (as defined below) during the first nine months of 2024 as compared to the first nine months of 2023 and dividends paid ($8.9 million) during the first nine months of 2023.
At September 30, 2024, the Company had cash, cash equivalents and restricted cash of $6.6 million, including cash and cash equivalents held in locations outside the U.S. of $2.7 million.
Debt and Credit Agreements
ABL Facility
On December 27, 2023, the Company entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the "Credit Agreement"), which provides the Company with a $180 million senior secured asset-based revolving credit facility that will mature on June 30, 2026. On April 16, 2024, the Company entered into Amendment No. 4 to the Credit Agreement (as amended by Amendment No. 3 and Amendment No. 4, the “ABL Facility”) that, among other items: (i) moves the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) requires weekly reporting of the borrowing base financial covenant until the ABL Adjustment Date. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company receives the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility will be reduced to $125 million. As of September 30, 2024, Minimum Liquidity (as defined in the ABL Facility) of $45.1 million, after reducing the borrowing base by the aggregate outstanding borrowings of $122.0 million and standby letters of credit of $12.9 million was in excess of the $10 million Minimum Liquidity financial covenant.
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

Minimum Credit EBITDA (In thousands)
September 2024	$25,370
October 2024	26,070
November 2024	27,640
December 2024	29,640
January 2025	29,740
February 2025	29,850
March 2025	29,980
April 2025	30,340
May 2025	30,700
June 2025	31,030
July 2025	31,370
August 2025	31,710
September 2025	$32,080
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

The computation of Credit EBITDA, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended September 30, 2024 *
Computations of Credit EBITDA for the twelve months ended September 30, 2024 (in thousands):
Net income (loss)	$(27,456)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	14,130
Depreciation and amortization expense for continuing operations	26,515
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,722)	76,005
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process	373
Terphane sale transaction costs in an amount not to exceed $10,000	1,716
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(34,245)
Interest income	(423)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(144)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	2,627
Credit EBITDA	59,098
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.

The computation of the ABL Facility Minimum Liquidity financial covenant, as defined in the ABL Facility, is presented below.

(In thousands, except percentages)	September 30, 2024	December 31, 2023

Maximum aggregate principal	$180,000	$180,000

Maximum borrowing limit per the Borrowing base as defined in the ABL Facility (includes eligible domestic cash and cash equivalents of $4,282 as of September 30, 2024 and $3,846 as of December 31, 2023)	$180,000	$172,286
ABL Facility outstanding debt (matures on June 30, 2026)	122,000	126,322
Outstanding standby letters of credit	12,937	13,080
ABL Facility Minimum Liquidity	$45,063	$32,884
Minimum Liquidity financial covenant	$10,000	$10,000
In addition to the financial covenants, the ABL Facility contains restrictive covenants, including covenants that restrict the Company’s ability to pay dividends and repurchase shares of its common stock. After the ABL Adjustment Date, the Company is no longer prohibited from making dividend payments and share repurchases. All decisions with respect to the declaration and payment of future dividends and share repurchases will be made by the Board in its sole discretion based upon earnings, financial condition, anticipated cash needs and other such considerations as the Board deems relevant.
As of September 30, 2024, the Company was in compliance with all debt covenants. On November 1, 2024, with the closing of the Terphane Sale, the ABL Adjustment Date has occurred.
Terphane Brazil Loan
On October 26, 2023, Terphane Ltda., the Company’s wholly owned subsidiary in Brazil, borrowed $20 million secured by certain of its assets (“Terphane Brazil Loan”). This U.S. Dollar borrowing matures on October 30, 2028. On October 26, 2023, the Company borrowed $20 million from Terphane Ltda. (the “Intercompany Loan”) at the same interest rate as the Terphane Brazil Loan, thereby transferring the funds to the U.S. In connection with the closing of the Terphane Sale, both the Terphane Brazil Loan and the Intercompany Loan were assumed by Oben.
PE Films Guangzhou Loan
On June 25, 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan, which is equivalent to $1.4 million as of September 30, 2024, revolving loan with the Industrial and Commercial Bank of China. The loan matures on July 3, 2025. The interest rate is the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of September 30, 2024, the National Interbank Funding Center rate was 3.35%. The revolving loan is secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027.
For more information on the ABL Facility, the Terphane Brazil Loan and the PE Films Guangzhou Loan, see Note 10 for additional information.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy short term material cash requirements related to working capital, capital expenditure, and debt repayments for at least the next 12 months. In the longer term, liquidity will depend on many factors, including the results of operations, the timing and extent of capital expenditures, changes in operating plans, or other events that would cause the Company to seek additional financing in future periods. In addition, the completion of the Terphane Sale has provided additional liquidity.
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

Source: Quarterly averages computed by Tredegar using monthly data provided by IHS, Inc. In February 2020, IHS reflected a 32 cents per pound non-market adjustment based on their estimate of the growth of discounts in prior periods. The fourth quarter 2019 average rate of $0.51 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2019. In January 2023, IHS reflected a 41 cents per pound non-market adjustment based on their estimate of the growth of discounts in the prior periods. The fourth quarter 2022 average rate of $0.60 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2022.

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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had an unfavorable impact on EBITDA from ongoing operations of $0.2 million for the third quarter of 2024 and an unfavorable impact on EBITDA from ongoing operations of $0.4 million in the first nine months of 2024 compared with the same periods of 2023.
Trends for the Brazilian Real and Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024.
Based on this evaluation of our disclosure controls and procedures as of September 30, 2024, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s Credit Agreement contains financial and other restrictive covenants, including a restriction on the Company’s ability to pay dividends to shareholders prior to the ABL Adjustment Date. For more information on the Credit Agreement, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

Tredegar Corporation
(Registrant)

Date:	November 8, 2024	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2024	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2024	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)