Form 10-K
period 2024-12-31
TREDEGAR CORP
filed 2025-03-12
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter): $130,091,356*
Number of shares of Common Stock outstanding as of March 7, 2025: 34,676,675

*
In determining this figure, an aggregate of 7,325,946 shares of Common Stock beneficially owned by John D. Gottwald, William M. Gottwald, James T. Gottwald, and Residual 10-year CLAT UA FDGJR Living Trust and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange on June 28, 2024.

Documents Incorporated by Reference
Portions of the Tredegar Corporation Proxy Statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K
Year Ended December 31, 2024

PART I
Item 1.    BUSINESS
Description of Business
Tredegar Corporation is engaged, through its subsidiaries, in the manufacture of aluminum extrusions and polyethylene and polypropylene (“PE”) plastic films. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.
The Company's reportable business segments are Aluminum Extrusions and PE Films.
On November 1, 2024, the Company completed the sale of its flexible packaging films business (also referred to as “Terphane”) headquartered in Brazil to Oben Group (“Oben”). Commencing in the fourth quarter of 2024, all historical results for Terphane have been presented as discontinued operations. For more information on this transaction, see Note 16. “Divestitures” to the Consolidated Financial Statements included in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K (“Item 15”).
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

Building & construction (“B&C”) - nonresidential
Commercial windows and doors, curtain walls, storefronts and entrances, automatic entry doors, walkway covers, ducts, louvers and vents, office wall panels, partitions and interior enclosures, acoustical walls and ceilings, point of purchase displays, pre-engineered structures, and flooring trims (Futura TransitionsTM by Bonnell Aluminum)

B&C - residential	Residential windows and doors, shower and tub enclosures, railing and support systems, venetian blinds, and swimming pools
Automotive & transportation	Automotive and light truck structural components, battery enclosures for electric vehicles, after-market automotive accessories, grills for heavy trucks, travel trailers and recreation vehicles
Consumer durables	Office furniture, pleasure boats, refrigerators and freezers, appliances and sporting goods
Machinery & equipment	Material handling equipment, conveyor systems, medical equipment, industrial fans and aluminum framing systems (TSLOTSTM by Bonnell Aluminum)
Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theater set structures and various standard profiles (including rod, bar, tube and pipe)
Electrical & renewable energy	Lighting fixtures, electronic apparatus, solar panel brackets and rigid and flexible conduits

Aluminum Extrusions’ net sales (sales less freight) by market segment for the years ended December 31, 2024, 2023 and 2022 is shown below:

% of Aluminum Extrusions Net Sales[1] by Market Segment
	2024	2023	2022
B&C:
Nonresidential	56%	57%	55%
Residential	8%	8%	10%
Automotive	8%	10%	8%
Specialty:
Consumer durables	7%	8%	9%
Machinery & equipment	11%	9%	9%
Electrical	8%	5%	5%
Distribution	2%	3%	4%
Total	100%	100%	100%
1. The Company uses net sales as its measure of revenues from external customers at the segment level. For more business segment information, see Note 12 “Business Segments” to the Consolidated Financial Statements included in Item 15 of this Form 10-K.

In 2024, 2023 and 2022, Aluminum Extrusions net sales accounted for approximately 82%, 86% and 87% of Tredegar’s consolidated net sales, respectively.
Open Orders. Overall open orders in Aluminum Extrusions were approximately $55.0 million, or 17 million pounds, at December 31, 2024 compared to approximately $48.0 million, or 14 million pounds, at December 31, 2023, an increase of $7.0 million, or approximately 15%. This level is below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions that resulted in long lead times, driving a peak in open orders of approximately 100 million pounds during the first quarter of 2022. Sales volume for Aluminum Extrusions, which the Company believes is cyclical and seasonal in nature due to its end-use markets, was 139.2 million pounds in 2024, 138.5 million pounds in 2023 and 174.7 million pounds in 2022.
Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under annual contracts. Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K (“Item 7A”) for additional information on aluminum price trends. Aluminum Extrusions believes that it has adequate supply agreements for aluminum and other product cost components in 2025.
PE Films
PE Films produces surface protection films, polyethylene overwrap films and films for other markets. Tredegar’s Surface Protection unit produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™, ForceField PEARL®, Pearl A™ and Obsidian™ brand names. These films, which are manufactured at facilities in the U.S. and China, support manufacturers of optical and other specialty substrates used in high-technology applications, most notably protecting high-value components of flat panel and flexible displays used in televisions, monitors, notebooks, smartphones, tablets, e-readers, electronic shelf labels and automobiles during the manufacturing and transportation processes. The Obsidian™ series of products is designed for usage in automotive applications. In 2024, 2023 and 2022, PE Films accounted for approximately 18%, 14% and 13% of Tredegar’s consolidated net sales, respectively.
Raw Materials. The primary raw materials used by PE Films are polyethylene and polypropylene resins. These raw materials are obtained from domestic and foreign suppliers at competitive prices. Refer to Item 7A for additional information on resin price trends. PE Films believes that there will be an adequate supply of polyethylene and polypropylene resins in the foreseeable future.
Customers. PE Films’ products are sold primarily in the U.S. and Asia, with the top four customers, collectively, comprising 88% of its net sales in 2024, 87% in 2023 and 88% in 2022. No single PE Films customer exceeds 10% of Tredegar’s consolidated net sales. For additional information, see Item 1A. “Risk Factors” of this Form 10-K (“Item 1A”).
General
Intellectual Property. Tredegar considers patents, licenses and trademarks to be material to PE Films. On December 31, 2024, PE Films held 32 patents (including 6 U.S. patents), and 35 registered trademarks (including 9 U.S. registered trademarks). As of December 31, 2024, these patents had remaining terms of 5 to 16 years.

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
Like environmental regulations, current or future workplace safety, privacy and anti-corruption and anti-bribery legislation or regulations may subject the Company to additional capital expenditures, operating expenses or other compliance costs, the amounts and timing of which are not presently determinable but could be significant. Any failure to comply with current or future laws and regulations, including environmental, workplace safety, privacy and anti-corruption and anti-bribery laws and regulations, could subject Tredegar to substantial penalties, fines, costs and expenses. For further discussion regarding certain environmental, health and safety, privacy and anti-corruption and anti-bribery laws and regulations to which the Company is subject, see Item 1A below.
Human Capital Management.
Overview
Tredegar had approximately 1,500 employees at December 31, 2024 located in the U.S. and Asia, of which 96% are located in the U.S. Approximately 20% of the Company’s employees are represented by labor unions located in the U.S. under two collective bargaining agreements with varying durations and expiration dates. The labor union representing employees at Bonnell Aluminum’s Newnan Plant ratified a new collective bargaining agreement in January 2025. Tredegar will negotiate with the labor union representing employees in PE Films’s Pottsville Plant later in 2025.
Health and Safety
Tredegar has continuously exceeded the industry standards for safety in each of its respective manufacturing sectors. The Company uses various forms of employee safety metrics to assess the health and safety performance of its Aluminum Extrusion and PE Films operations, including employee safety data which is available on the Company’s website at www.tredegar.com/about-tredegar/our-broader-commitments/committed-to-our-employees/.
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
Tredegar strictly complies with all applicable federal, state, local and international laws governing non-discrimination in employment in every location where Tredegar and its businesses have facilities to ensure healthy and positive working conditions. This applies to all terms and conditions of employment, including recruiting, hiring, job assignments, promotion, termination, layoff, recall, transfer, leaves of absence, compensation and training. All applicants and employees are treated with the same high level of respect regardless of their race, creed, color, religion, sex, sexual orientation, gender identity, age, pregnancy, national origin, ethnicity, political affiliation, union membership, family status, citizenship status, veteran status, disability or other protected category. Employees who experience or witness discriminatory behavior are encouraged to report such behavior to their supervisor, Human Resources or Tredegar’s toll-free anonymous reporting hotline. Additionally, the Company spends significant resources in developing its employees. Among the five core principles of the “The Tredegar Way” that the Company uses to guide its organization, the “Leadership” principle is focused on building a team of motivated and engaged leaders at every level of the Company. Each business unit has identified specific action plans to promote the Leadership principle among its employees. Action plans include talent development, skills training, reinforcement of strong cultural values, and robust systems to ensure a safe working environment.
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
Forward-looking and Cautionary Statements
Some of the information contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When the Company uses the words “believe,” “estimate,” “anticipate,” “appear to,” “expect,” “project,” “plan,” “likely,” “may” and similar expressions, it does so to identify forward-looking statements. Such statements are based on the Company’s then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. For risks and important factors that could cause actual results to differ from expectations, refer to the reports that Tredegar files with or furnishes the SEC from time-to-time, including the risks and important factors set forth in Item 1A. Readers are urged to review and consider carefully the disclosures Tredegar makes in the reports Tredegar files with or furnishes to the SEC. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based, except as required by applicable law.
Item 1A.    RISK FACTORS
There are a number of risks and uncertainties that could have a material adverse effect on the Company’s businesses and its consolidated financial condition, results of operations or cash flows. The following risk factors should be considered, in addition to the other information included in this Form 10-K, when evaluating Tredegar and its businesses.
Risks Related to All of Tredegar’s Businesses
•Ongoing macroeconomic factors, including inflation, high interest rates and recession risks could cause downturns in key markets and create other commercial disruptions, which could adversely impact our businesses. Products sold to key end-use markets, including the B&C and consumer electronics markets, represent a significant portion of our revenue. Because these markets are tied closely to overall economic performance, macroeconomic factors could cause changes to demand for our products. These factors include: (i) inflation; (ii) high interest rates; (iii) recession risks; and (iv) other interruptions of international and regional commerce. Price erosion may occur as competitors become more aggressive in pricing practices. To the extent that these factors reduce demand for our products, our business, financial position, results of operations and cash flows could be adversely impacted.
•Tredegar’s performance is influenced by costs incurred by its operating companies, including the cost of raw materials and energy. These costs include the cost of aluminum (the raw material on which Aluminum Extrusions primarily depends), resin (the raw material on which PE Films primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity, diesel fuel, chemicals and paint. Aluminum, resin and natural gas prices are volatile as shown in the charts in Item 7A. The Company attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to customers or that Tredegar will be able to offset fully or on a timely basis the effects of higher costs. Further, the Company’s cost control efforts may not be sufficient to offset any increases in raw materials, energy or other costs.
•Noncompliance with any of the covenants in the Company’s $125 million asset-based revolving credit facility (“ABL Facility”), which matures on June 30, 2026, could result in all debt outstanding thereunder becoming due and limiting the Company’s borrowing capacity, which could have a material adverse effect on its consolidated financial condition and liquidity. The credit agreement governing Tredegar’s ABL Facility contains restrictions and financial covenants that, if violated, could restrict the Company’s operational and financial flexibility. Failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the credit facility at such time becoming due, which could have a material adverse effect on the Company’s consolidated financial condition and liquidity.
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
•Trade policies could cause an increase in the cost of our products or otherwise negatively impact the Company. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. PE Film’s Surface Protection business involves imports to and from the U.S. and other countries where the Company produces and sells its products, including China. Trade tensions have been rising between the U.S. and other countries. An increase in tariffs and other trade barriers between the U.S. and other countries could cause disruption to supply chains and an increase in the cost of Aluminum Extrusions’ and PE Films’ products or otherwise negatively impact the production and sale of the Company’s products in world markets.
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
In the event of a future pandemic, Tredegar’s businesses, our suppliers, contractors and third-party logistic providers could experience conditions similar to those associated with the COVID-19 pandemic, including facility closures, labor constraints, supply chain disruptions and other challenges. These challenges could impact our ability to maintain sufficient inventory and to accurately predict demand or lead times, which could inhibit our ability to service customer demand. Additionally, a future pandemic could heighten other risks described herein.
•Tredegar is subject to current and future government regulations, including environmental laws and regulations, and could become exposed to liabilities and costs associated with such regulations. The Company is subject to regulation by local, state, federal and foreign governmental authorities.  New laws and regulations, or changes to existing laws, including those relating to environmental matters (including global climate change and plastic products), and privacy matters, could subject Tredegar to significant additional capital expenditures, operating expenses or other compliance costs. Moreover, future developments in federal, state, local and international laws and regulations, including environmental laws, are difficult to predict. Environmental laws and privacy restrictions have become and are expected to continue to become increasingly strict. As a result, Tredegar expects to be subject to new environmental and privacy laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.
The Company is subject to the U.S. Foreign Corrupt Practices Act, anti-corruption laws and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Although we have policies and procedures designed to facilitate compliance with these laws and regulations, our employees, contractors and agents may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could adversely affect our business and/or our reputation.
Risks Related to Aluminum Extrusions
•Sales volume and profitability of Aluminum Extrusions is cyclical and seasonal and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector. Aluminum Extrusions’ end-use markets can be cyclical and subject to seasonal swings in volume. In addition, changes in architectural design, demographic, and remote work trends could negatively impact the overall commercial construction industry. Because of the capital-intensive nature and level of fixed costs inherent in the aluminum extrusions business, the percentage drop in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations in a cyclical downturn will likely exceed the percentage drop in volume. In addition, during an economic slowdown, excess industry capacity often drives increased pricing pressure in many end-use markets as competitors seek to maintain or increase their position with key customers. Benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts (including a greater chance of loss associated with customers defaulting on fixed-price forward sales contracts) that usually accompany a downturn.
•Unfairly traded imports of aluminum extrusions could injure or threaten with injury America’s domestic aluminum extrusions industry, which could have an adverse effect on the financial condition, results of operations and cash flows of Aluminum Extrusions. Chinese and other foreign manufacturers continue to try to evade the antidumping and countervailing orders to avoid duties. In October, 2022, the U.S. International Trade Commission (“ITC”) extended the antidumping and countervailing duty orders against aluminum extrusions from China for a period of five years.
In March 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported into the U.S. from certain countries (“Section 232 tariffs”). In December 2020, the Department of Commerce (“USDOC”) introduced a tariff exclusion process, allowing importers to bypass individual exclusion requests and import items without Section 232 tariffs.
The Company participated as a member of the U.S. Aluminum Extruders Coalition which filed a trade case with the USDOC and the U.S. International Trade Commission (“USITC”) against 15 countries in response to alleged large and increasing volumes of unfairly priced imports of aluminum extrusions since 2019. In November 2023, the USITC found that there is a reasonable indication that the American aluminum extrusions industry is materially injured or threatened with injury due to imports from 14 countries, including China. In September 2024, the USDOC announced its final determinations that aluminum extrusion producers and exporters in 14 countries, including China, sold aluminum extrusions at less-than-fair value in the U.S. In October 2024, the USITC found that U.S. producers had not been materially injured by reason of the subject imports, despite the USDOC findings of less-than-fair value pricing by those imports. The coalition has appealed the decision.
The USITC negative determination in October did not impact the existing duties on aluminum extrusions from China.
On February 10, 2025, the Section 232 tariffs on all aluminum imports were increased from 10% to 25%, effective March 12, 2025, and certain country-specific and product-specific exclusions from the tariffs were revoked. This action also expands the scope of the tariffs to include downstream products, including certain finished aluminum goods. These measures, which apply in addition to existing antidumping and countervailing duties, are intended to prevent the circumvention of duties through the importation of downstream products. The actual level and timing of the tariffs remains a fluid situation. A failure by, or the inability of, U.S. trade officials to restore the import tariff in its full format could have an adverse effect on the businesses, financial condition, results of operations and cash flows of Aluminum Extrusions.
•The markets for Aluminum Extrusions’ products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,100 customers that are in a variety of end-use markets within the broad categories of building and construction, automotive, transportation, consumer durables, electrical, renewable energy, machinery and equipment, and distribution. No single Aluminum Extrusions’ customer exceeds 2% of consolidated net sales. Future success and prospects depend on Aluminum Extrusions’ ability to provide superior service, high quality products, timely delivery and competitive pricing to retain existing customers and participate in overall industry cross-cycle growth. Failure in any of these areas could lead to a loss of customers, which could have an adverse effect on the business, financial condition, results of operations and cash flows of Aluminum Extrusions.
•The failure to successfully implement the new enterprise resource planning and manufacturing execution systems could adversely impact the Aluminum Extrusions business and results of operations. In January 2022, Aluminum Extrusions commenced the implementation of new enterprise resource planning and manufacturing execution systems (“ERP/MES”) across all locations of the Aluminum Extrusions business. The implementation of these systems is a major undertaking from a financial, management, and personnel perspective. The implementations have been more difficult, time-consuming and costly (approximately $21 million of spending to date) than expected. This project has been reorganized with the timing for the go-live date being uncertain. There can be no assurance that these systems will be beneficial to the extent anticipated. Conversely, our existing systems could become obsolete, fail to function properly or otherwise fail to address our needs. Any additional disruptions, delays or deficiencies in the design and implementation of the new systems could adversely affect our financial position, results of operations and cash flows.
Risks Related to PE Films
•PE Films is highly dependent on sales associated with relatively few large customers. PE Films’ top four customers comprised in total approximately 16%, 12% and 12% of Tredegar’s consolidated net sales in 2024, 2023 and 2022, respectively. The loss or significant reduction of sales associated with one or more of these customers without replacement by new business could have an adverse effect on the Company.
While PE Films is undertaking efforts to expand its customer base, there can be no assurance that such efforts will be successful, or that they will offset any loss of sales and profits associated with large customer declines.
•The failure of PE Films’ customers to achieve success or maintain market share could adversely impact PE Films’ sales and operating margins. PE Films’ specialized protection and polyethylene overwrap films are used in the production of various consumer products sold worldwide. Our customers’ ability to successfully develop, manufacture and market those products is integral to PE Films’ success. Cyclical downturns and changing consumer preferences, particularly those driven by changes in technology, may negatively affect businesses that use PE Films’ film products, which could adversely affect sales and operating margins. Other factors that could adversely affect the business include (i) failure by a key customer to achieve success or maintain share in markets in which they sell products containing PE Films’ materials, including as a result of customer preferences for products other than films, (ii) key customers using products developed by others that replace PE Films’ business with such customers, (iii) delays in a key customer rolling out products utilizing new technologies developed by PE Films, and (iv) operational decisions by a key customer that result in component substitution, inventory reductions and similar changes.
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
Tredegar entrusts its third-party service providers with the responsibility to institute security measure protocols that are appropriately and proportionally tailored to the corresponding risks. However, Tredegar also periodically conducts assessments of the third-party service providers’ security frameworks to verify the implementation of adequate security measures, to safeguard Tredegar against potential vulnerabilities.
The Program leverages a blend of automated systems, manual operations, and external evaluations to proactively identify and mitigate potential cybersecurity threats. Key components of the Program include Tredegar’s Cybersecurity Incident Response Plan and Cyber Crisis Management Plan. These plans encompass a strategic approach that includes: (i) detection of threats, thorough analysis of cybersecurity incidents to determine whether timely notification to Tredegar’s Board of Directors (“Board”) is necessary; (ii) containment of incidents; (iii) eradication or mitigation of threats; (iv) recovery processes; and (v) a comprehensive post-incident review.
To further strengthen its cybersecurity posture, Tredegar employs third-party consultants who work with the internal audit and information technology (“IT”) functions to assess Tredegar’s information security program and practices, including incident management, service continuity, and information security compliance programs, and identify areas for improvement. The results of such an assessment are regularly presented to the Audit Committee. Notably, these assessments include periodic penetration tests, which allow Tredegar to identify vulnerabilities, refine procedures, and enhance its crisis management and recovery capabilities. The Program is also supported by an organizational structure, involving collaboration across various business sectors and an interdisciplinary Global Data Protection and Cybersecurity Oversight Team that meets regularly to identify information security risks and appropriate risk mitigation strategies. Additionally, because Tredegar recognizes the significant role that its employees play in information security, it provides annual formal information security training to all of its employees that covers critical topics such as phishing and email security best practices. Furthermore, periodic simulated phishing exercises are conducted to reinforce these practices.
Tredegar’s IT Director and Bonnell’s Director of Information Security are responsible for managing the Program, including the prevention, mitigation, detection and remediation of cybersecurity incidents. Tredegar’s IT Director has over 10 years of cybersecurity expertise, including working in similar roles at other companies, has cybersecurity certifications from EC-Council and ODU Global and holds a degree in Computer Science from Universidade Catolica de Pernambuco and an MBA in IT Management from Universidade Federal de Pernambuco. Bonnell’s Director of Information Security has over 30 years of cybersecurity experience, including working in similar roles at other companies, has cybersecurity certifications from EC-Council and ISC^2 and holds a degree in Mechanical Engineering from the Georgia Institute of Technology. Tredegar’s IT Director and Bonnell’s Director of Information Security also regularly collaborate closely with key management, including the Chief Financial Officer, General Counsel, Compliance Manager, and Human Resources Executive Director, to foster effective communication regarding the Program within Tredegar.
The Board is responsible for risk management, with specific oversight of cybersecurity risks being delegated to the Audit Committee. The Audit Committee receives updates from Tredegar’s and Bonnell’s IT Directors at each of its quarterly meetings. These updates encompass an assessment of Tredegar’s cybersecurity risk profile, including the efficacy of Tredegar’s cybersecurity policies, procedures, strategies, and areas of emerging risk. Additionally, the Board receives annual, but often more frequent, updates on Tredegar’s cybersecurity systems.
Based on the information we have as of the date of this Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, including our business strategy, results of operations or financial condition. See Item 1A. Risk Factors for further information.
Item 2.    PROPERTIES

General
Most of the improved real property and the other assets used in the Company’s operations are owned. Certain of the owned property is subject to an encumbrance under the ABL Facility. See Note 7 “Debt and Credit Agreements” to the Consolidated Financial Statements in Item 15 for more information.
Tredegar considers the manufacturing facilities, warehouses and other properties and assets that it owns or leases to be in generally good condition. Capacity utilization at its various manufacturing facilities can vary with product mix and normal fluctuations in sales levels. The Company believes that its Bonnell Aluminum and PE Films manufacturing facilities have sufficient capacity to meet current production requirements. Tredegar’s corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.
The Company’s principal manufacturing plants and facilities as of December 31, 2024 are listed below:
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
Item 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is set forth in Note 15 "Contingencies" to the Consolidated Financial Statements in Item 15 and is hereby incorporated herein by reference.
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Tredegar’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “TG”. There were 34,676,675 shares of common stock held by 1,498 shareholders of record on March 7, 2025. The shares of common stock held includes voting and dividend-participating unvested restricted stock granted to employees of 772,116 shares.
Dividend Information
Prior to the third quarter of 2023, Tredegar paid a regular cash dividend every quarter since becoming a public company in July 1989. All decisions with respect to the declaration and payment for future dividends will be made by the Board in its sole discretion based upon earnings, financial condition, anticipated cash needs, compliance with the covenants under the ABL Facility and other such considerations as the Board deems relevant.
Issuer Purchases of Equity Securities
In January 2008, Tredegar announced that the Board approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of the Company’s outstanding common stock. The authorization has no time limit. Tredegar did not repurchase any shares in the open market or otherwise in 2024, 2023 or 2022 under this standing authorization. The maximum number of shares remaining under this standing authorization was 1,732,003 at December 31, 2024. All decisions with respect to the declaration and payment for future share repurchases will be made by the Board in its sole discretion based upon earnings, financial condition, anticipated cash needs, compliance with the covenants under the ABL Facility and other such considerations as the Board deems relevant.

Stock Performance Graph
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2024. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2025 Russell Investment Group. All rights reserved.

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
This section provides discussion and a year-to-year comparison for the years ended December 31, 2024 and 2023 and for the years ended December 31, 2023 and 2022.
Business Overview
General
Tredegar Corporation is an industrial manufacturer with two primary businesses: custom aluminum extrusions for the B&C, automotive and specialty end-use markets in the United States through its Aluminum Extrusions segment (with exports comprising less than 5% of total sales volume) and surface protection films for high-technology applications in the global electronics industry through its PE Films segment. With approximately 1,500 employees, the Company operates manufacturing facilities in the U.S. and China.
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
Earnings before interest and taxes (“EBIT”) from ongoing operations is a non-GAAP financial measure included in the reconciliation of segment financial information to consolidated results for the Company in the Segment Operations Review section below. EBIT is not intended to represent the stand-alone results for Tredegar's ongoing operations under GAAP and should not be considered as an alternative to net income (loss) as defined by GAAP. We believe that EBIT is a widely understood and utilized metric that is meaningful to certain investors and that including this financial metric in the reconciliation of management’s performance metric, EBITDA from ongoing operations, provides useful information to those investors that primarily utilize EBIT to analyze the Company’s core operations.
Sales were $598.0 million in 2024 compared to $573.3 million in 2023. Net income (loss) from continuing operations was $1.0 million ($0.03 per diluted share) in 2024, compared with net income (loss) from continuing operations of $(99.2) million ($(2.91) per diluted share) in 2023.
2024 Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions of $41.4 million was $3.4 million higher than the year of 2023.
•EBITDA from ongoing operations for PE Films of $30.5 million was $19.3 million higher than the year of 2023.
Gains and losses associated with exit and disposal activities, plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.

Results of Operations
2024 versus 2023
The following table presents a bridge of consolidated net income (loss) from continuing operations from the year of 2023 to the year of 2024 with related management’s discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the year ended December 31, 2023	$(99,165)
Income tax expense (benefit)	(51,300)
Income (loss) from continuing operations before income taxes for the year ended December 31, 2023	(150,465)
Change in income (loss) from increases (decreases) in the following items:
Sales	24,702
Other income (expense), net	1,197
Total	25,899
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(518)
Freight	746
Selling, general and administrative	(7,582)
Research and development	2,183
Pension and postretirement benefits	10,627
Interest expense	1,652
Asset impairments and costs associated with exit and disposal activities, net of adjustments	4,447
Pension settlement loss	92,291
Goodwill impairment	21,620
Other	(20)
Total	125,446
Income (loss) from continuing operations before income taxes for the year ended December 31, 2024	880
Income tax expense (benefit)	(165)
Net income (loss) from continuing operations for the year ended December 31, 2024	$1,045
Sales in 2024 increased by 4.3% compared with 2023. Net sales were relatively flat in Aluminum Extrusions primarily due to flat sales volume and the pass-through of higher metal costs, partially offset by a lower average conversion price add-on to metal costs associated with a shift in sales mix. Net sales increased 37.0% in PE Films primarily due to higher net sales and volume in Surface Protection, with extremely high sales in the first half of 2024 associated with the restocking of Surface Protection customers’ inventories. Overwrap films volume increased 14% versus 2023, primarily due to volume increases associated with lower margin business. For more information on changes in net sales and volume, see the Segment Operations Review section below.
Other income (expense), net was $(1.0) million in 2024 compared to $(2.1) million in 2023. The amount in other income (expense), net for 2024 was primarily related to $1.3 million of deferred and discretionary incentive payments made in 2024 subsequent to the sale of Terphane. The amount in other income (expense), net for 2023 was primarily related to a $2.0 million charge to adjust the initial purchase price of the nonparticipating single premium group annuity contract as a result of the routine administrative process to transition the pension plan.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 16.1% in 2024 versus 12.4% in 2023.
•The gross profit margin in Aluminum Extrusions increased primarily due to favorable variable manufacturing costs, higher labor productivity and higher volume, partially offset by higher labor and employee-related costs and lower spread (the difference between selling prices and metal costs) associated with a shift in sales mix. Additionally, inventories accounted for under the last-in first-out (“LIFO”) inventory method resulted in a charge of $1.2 million in 2024 versus a benefit of $0.9 million in 2023. The timing of the flow-through under the first-in first-out (“FIFO”) method of aluminum raw material costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $1.4 million in 2024 versus a charge of $1.0 million in 2023.
•The gross profit margin in PE Films increased primarily due to higher contribution margin (net sales less variable costs) from Surface Protection associated with substantially higher volume, favorable pricing, operating efficiencies and variable cost savings in 2024 versus 2023. Inventories accounted for under the LIFO method resulted in a benefit of $0.2 million in 2024 versus a benefit of $1.3 million in 2023, and the pass-through lag associated with resin costs resulted in a charge of $1.0 million in 2024 versus a charge of $0.5 million in 2023.
For more information on changes in operating costs and expenses, see the Segment Operations Review section below.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 12.3% in 2024 compared with 11.9% in 2023. While SG&A expense increased 11.6% and R&D decreased 75.4% year-over-year, sales increased $24.7 million or 4.3% compared with the prior year period. Higher SG&A spending was primarily due to higher employee-related compensation and higher professional fees associated with business development activities. Lower R&D spending was primarily due to lower costs associated with the closure of the PE Films technical center in Richmond, VA in 2023.
Pension and postretirement benefits was $0.2 million in 2024 compared to $10.8 million in 2023. The change in pension and postretirement benefits was primarily due to lower pension expense as a result of the pension plan termination completed in 2023. During 2023, the Company settled the pension plan, which resulted in a pre-tax pension settlement loss in the consolidated results of operation of $92.3 million. On November 3, 2023, the pension plan termination and settlement process was completed, and the Company’s relevant pension plan obligation was transferred to Massachusetts Mutual Life Insurance Company. See Note 8 “Retirement Plans and Other Postretirement Benefits” to the Consolidated Financial Statements in Item 15 for more information.
During 2024, a non-cash goodwill impairment of $13.3 million was recognized associated with the Clearfield, Utah operation reporting unit in Aluminum Extrusions. During 2023, a non-cash partial goodwill impairment of $34.9 million was recognized associated with the Surface Protection reporting unit in PE Films. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15 for more information.
The effective tax rate used to compute income taxes from continuing operations for the year of 2024 was (18.8)%, compared to 34.1% in 2023. The decrease in the effective tax rate is primarily due to pre-tax income from continuing operations in 2024 versus a pre-tax loss from continuing operations in 2023. The tax rate in 2023 was significantly impacted by tax benefits previously recorded in other comprehensive income (loss) that were released in 2023 as a result of the pension plan termination. The stranded taxes released with the termination of the pension plan represent the effect of the change in federal and state tax rates on pension-related deferred tax items initially recorded in other comprehensive income. The related stranded taxes were released in full in 2023. See Note 11 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items in 2024 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the Segment Operations Review below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

($ in millions)	Q1	Q2	Q3	Q4	2024
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Production equipment asset impairment	$—	$—	$—	$0.2	$0.2
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	0.6	0.8	0.7	0.5	2.6
Storm damage to the Newnan, Georgia plant[1]	0.1	0.2	—	(0.7)	(0.4)
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	0.2	0.3	0.4	0.3	1.2
Resolution of customer quality complaint[3]	—	—	0.8	(0.1)	0.7
Goodwill impairment[4]	—	—	—	13.3	13.3
Total for Aluminum Extrusions	$0.9	$1.3	$1.9	$13.5	$17.6
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Richmond, Virginia Technical Center closure expenses, including severance[4]	$0.2	$0.1	$—	$(0.1)	$0.2
Richmond, Virginia Technical Center lease modification[4]	0.3	—	—	(0.1)	0.2
Total for PE Films	$0.5	$0.1	$—	$(0.2)	$0.4
Corporate:
(Gain) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$0.2	$—	$0.1	$0.3	$0.6
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.9	0.4	0.3	0.2	1.8
Professional fees associated with the transition to the ABL Facility[1]	0.2	—	0.1	0.1	0.4
Deferred and discretionary incentive payments made subsequent to the sale of Terphane[2]	—	—	—	1.3	1.3
Group annuity contract premium adjustment[2,5]	—	(0.2)	—	(0.1)	(0.3)
Total for Corporate	$1.3	$0.2	$0.5	$1.8	$3.8
1.Included in “Selling, general and administrative expenses” in the consolidated statements of income.
2.Included in “Other income (expense), net” in the consolidated statements of income.
3.Included in “Sales” in the consolidated statements of income.
4.For more information, see Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15.
5.For more information, see Note 8 “Retirement Plans and Other Postretirement Benefits” to the Consolidated Financial Statements in Item 15.

Average total debt outstanding and interest rates were as follows:

(In millions, except percentages)	2024	2023
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$117.7	$148.9
Average interest rate	8.9%	7.1%

2023 versus 2022
The following table presents a bridge of consolidated net income (loss) from the year of 2022 to the year of 2023 with related management’s discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the year ended December 31, 2022	$12,585
Income tax expense (benefit)	(3,021)
Income (loss) from continuing operations before income taxes for the year ended December 31, 2022	9,564
Change in income (loss) from increases (decreases) in the following items:
Sales	(188,662)
Other income (expense), net	(3,209)
Total	(191,871)
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	150,109
Freight	4,785
Selling, general and administrative	4,223
Research and development	2,429
Interest expense	(2,175)
Pension settlement loss	(92,291)
Goodwill impairment	(34,891)
Other	(347)
Total	31,842
Income (loss) from continuing operations before income taxes for the year ended December 31, 2023	(150,465)
Income tax expense (benefit)	(51,300)
Net income (loss) from continuing operations for the year ended December 31, 2023	$(99,165)
Sales in 2023 decreased by 24.8% compared with 2022. Net sales decreased 25.6% in Aluminum Extrusions primarily due to lower sales volume and the pass-through of lower metal costs. Net sales decreased 21.3% in PE Films primarily due to lower volume in Surface Protection, resulting from weak demand in the consumer electronics market and customer inventory corrections during 2023. For more information on changes in net sales and volume, see the Segment Operations Review section below.
Other income (expense), net was $(2.1) million in 2023 compared to $1.1 million in 2022. The change in other income (expense), net was primarily due to a $2.0 million charge to adjust the initial purchase price of the nonparticipating single premium group annuity contract as a result of the routine administrative process to transition the pension plan. Also, there was cash consideration of $0.3 million received in January 2023 compared to $1.4 million received in May 2022 related to customary post-closing adjustments on the sale of the investment in kaleo, Inc., which was sold in December 2021.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 12.4% in 2023 versus 13.8% in 2022.
•The gross profit margin in Aluminum Extrusions decreased primarily due to lower volume, lower labor productivity in the first half of 2023, higher supply expense, including higher paint expense associated with a shift to more painted product throughout 2023 and inflationary costs for other supplies, partially offset by lower utility costs and unfavorable LIFO inventory adjustments. The timing of the flow through under the FIFO method of aluminum raw material costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a charge of $1.0 million in 2023 versus a benefit of $0.1 million in 2022. There were lower fixed manufacturing costs primarily due to lower non-production utility costs, and lower employee compensation. In addition, the Company recorded an unfavorable out-of-period adjustment of $0.4 million related to inventory and accrued labor costs in 2022.
•The gross profit margin in PE Films increased primarily due to higher overwrap films contribution margin associated with higher volume, favorable mix and favorable pricing, operating efficiencies and cost improvements and favorable LIFO inventory adjustments for both Surface Protection and overwrap films in 2023 versus 2022, partially offset by lower contribution margin for Surface Protection associated with a market slowdown, customer inventory corrections and for previously disclosed customer product transitions. In addition, fixed manufacturing costs were lower primarily due to employee compensation and fixed cost savings.
For more information on changes in operating costs and expenses, see the Segment Operations Review section below.
As a percentage of sales, SG&A and R&D expenses were 11.9% in 2023 compared with 9.8% in 2022. While SG&A and R&D expenses decreased 6.1% and 45.6% year-over-year, sales decreased $188.7 million or 24.8% compared with the prior year period. Lower SG&A spending was primarily due to lower employee-related compensation and lower stock-based compensation. Lower R&D spending was primarily due to the closure of the technical center in Richmond, VA.
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
During 2023, a non-cash partial goodwill impairment of $34.9 million was recognized associated with the Surface Protection reporting unit in PE Films, see Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15 for more information.
The effective tax rate used to compute income taxes from continuing operations for the year of 2023 was 34.1%, compared to (31.6)% in 2022. The increase in the effective tax rate is primarily due to tax benefits previously recorded in other comprehensive income (loss) that were released as a result of the pension plan termination, partially offset by a reduction in Brazilian tax incentives as a percentage of income. The stranded taxes released with the termination of the pension plan represent the effect of the change in federal and state tax rates on pension-related deferred tax items initially recorded in other comprehensive income. The related stranded taxes were released in full in 2023. See Note 11 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items in 2023 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment table in the Segment Operations Review below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

($ in millions)	Q1	Q2	Q3	Q4	2023
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$—	$0.1	$—	$0.1
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	—	—	1.2	0.6	1.8
Storm damage to the Newnan, Georgia plant[1]	0.6	(0.2)	0.1	—	0.5
Legal fees associated with the Aluminum Extruders Trade Case[1]	—	—	—	0.5	0.5
Total for Aluminum Extrusions	$0.6	$(0.2)	$1.4	$1.1	$2.9
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Impairment of Richmond, Virginia Technical Center assets[3]	$—	$—	$3.4	$0.1	$3.5
Richmond, Virginia Technical Center closure expenses, including severance[3]	—	—	1.2	0.1	1.3
Richmond, Virginia Technical Center accelerated depreciation[3]	—	—	—	0.3	0.3
Richmond, Virginia Technical Center lease modification[3]	—	—	—	(0.1)	(0.1)
Goodwill impairment[3]	—	15.4	19.5	—	34.9
Total for PE Films	$—	$15.4	$24.1	$0.4	$39.9
Corporate:
(Gain) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$(0.1)	$(0.1)	$0.1	$0.3	$0.2
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.5	0.5	0.2	0.8	2.0
Write-down of investment in Harbinger Capital Partners Special Situations Fund[2]	—	0.2	—	—	0.2
Group annuity contract premium expense[2]	—	—	—	2.0	2.0
Net periodic benefit cost for the frozen defined benefit pension plan in process of termination[4]	3.4	3.4	3.1	0.9	10.8
Pension settlement loss[4]	—	—	25.6	66.7	92.3
Total for Corporate	$3.8	$4.0	$29.0	$70.7	$107.5
1.Included in “Selling, general and administrative expenses” in the consolidated statements of income.
2.Included in “Other income (expense), net” in the consolidated statements of income.
3.For more information, see Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15.
4. For more information, see Note 8 “Retirement Plans and Other Postretirement Benefits” to the Consolidated Financial Statements in Item 15.

Average total debt outstanding and interest rates were as follows:

(In millions, except percentages)	2023	2022
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$148.9	$114.5
Average interest rate	7.1%	3.5%

Segment Operations Review
2024 versus 2023
A summary of operating results for 2024 versus 2023 for both of the Company’s reporting segments is shown below.
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2024	2023	% Change
Sales volume (lbs)	139,152	138,451	0.5%
Net sales	$471,815	$474,803	(0.6)%
Variable costs	354,397	365,320	3.0%
Last-in first-out inventory adjustment	1,234	(944)	NM*
Manufacturing fixed costs[1]	40,123	41,028	2.2%
Selling, general and administrative costs[1]	33,638	29,725	(13.2)%
Other[2]	1,066	1,698	37.2%
EBITDA from ongoing operations	$41,357	$37,976	8.9%
Depreciation & amortization	(17,722)	(17,927)	1.1%
EBIT from ongoing operations[3]	$23,635	$20,049	17.9%
Capital expenditures	$10,097	$20,339
1.Excludes related depreciation and amortization
2.Includes segment allocated employee compensation benefit expenses
3.See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
*Not meaningful (“NM”)

Net sales in 2024 were relatively flat versus 2023 primarily due to flat sales volume and the pass-through of higher metal costs, partially offset by a lower average conversion price add-on to metal costs associated with a shift in sales mix.
EBITDA from ongoing operations increased $3.4 million in 2024 versus 2023, primarily due to:
•A $7.9 million increase in contribution margin associated with:
◦Favorable variable manufacturing costs ($4.8 million), higher labor productivity ($2.5 million) and higher volume ($0.5 million), partially offset by higher labor and employee-related costs ($2.2 million) and lower spread associated with a shift in sales mix ($1.4 million); and
◦The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $1.4 million in 2024 versus a charge of $1.0 million in 2023.
•Inventories accounted for under the LIFO method resulted in a charge of $1.2 million in 2024 versus a benefit of $0.9 million in 2023;
•Lower manufacturing fixed costs of $0.9 million primarily due to lower employee-related compensation and reduced outside services ($1.2 million); and
•Higher SG&A expenses of $3.9 million primarily due to employee-related incentive compensation ($2.7 million) and headquarters rent expenses ($0.6 million).

Aluminum Extrusions believes that it has adequate supply agreements for aluminum and other product cost components in 2025. See discussion of quantitative and qualitative disclosures about market risk in Item 7A in this Form 10-K for additional information on aluminum price trends.
Goodwill Impairment at Bonnell
During the fourth quarter of 2024, the Company recognized a non-cash write-off of goodwill of $13.3 million ($10.4 million after deferred income tax benefits) associated with the Clearfield, Utah operation ("Clearfield") acquired in February 2017 (formerly Futura). Clearfield exceeded expectations in performance, including exceptional customer service, from the date of acquisition until before pandemic-related disruptions that resulted in long lead times during periods of 2021 and 2022. Long lead times resulted in customers seeking supply from other sources to meet their demand, including imports. Some business lost at Clearfield during this time has been regained during the recovery underway, but not at the level that the Company previously anticipated would eventually replicate the EBITDA and net cash flow generation that existed prior to the pandemic-related disruptions. As a consequence, using projections that assume the continuation of lower sales and profitability, the estimated fair value of Clearfield during the fourth quarter of 2024 fell below its carrying value by more than the amount of goodwill causing the write-off.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $17 million in 2025, including $5 million for productivity projects and $12 million for capital expenditures required to support continuity of operations. Depreciation expense is projected to be $16 million in 2025. Amortization expense is projected to be $2 million in 2025.
PE Films
A summary of results for PE Films is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2024	2023	% Change
Sales volume (lbs)	39,324	29,355	34.0%
Net sales	$105,199	$76,763	37.0%
Variable costs	50,289	40,824	(23.2)%
LIFO inventory adjustment	(174)	(1,333)	(86.9)%
Manufacturing fixed costs[1]	13,248	13,793	4.0%
Selling, general and administrative costs[1]	11,245	12,106	7.1%
Other[2]	105	156	32.7%
EBITDA from ongoing operations	$30,486	$11,217	171.8%
Depreciation & amortization	(5,200)	(6,522)	20.3%
EBIT from ongoing operations[3]	$25,286	$4,695	NM*
Capital expenditures	$1,761	$1,772
1.Excludes related depreciation and amortization
2.Includes segment allocated employee compensation benefit expenses
3.See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
*Not meaningful (“NM”)

Net sales in 2024 increased 37.0% versus 2023 due to higher net sales in Surface Protection. Sales volume in 2024 for surface protection films increased 57% versus 2023, with extremely high sales volumes in the first half of 2024 associated with the restocking of Surface Protection customers’ inventories. Overwrap films volume increased 14% versus 2023, primarily due to volume increases associated with lower margin business.
EBITDA from ongoing operations in 2024 increased $19.3 million versus 2023 primarily due to:
•Higher contribution margin of $19.0 million resulting from:
◦A $19.4 million increase from Surface Protection associated with substantially higher volume and favorable pricing ($13.4 million), and operating efficiencies and variable cost savings ($6.0 million);
◦Relatively flat contribution margin from overwrap films, associated with a shift in sales mix and unfavorable pricing ($1.0 million), offset by operating efficiencies and variable cost savings ($1.0 million); and
◦The pass-through lag associated with resin costs ($1.0 million charge in 2024 versus a charge of $0.5 million in 2023).

•Inventories accounted for under the LIFO method that resulted in a benefit of $0.2 million in 2024 versus a benefit of $1.3 million in 2023.
•Lower SG&A of $0.9 million primarily due to decreased research and development costs ($1.6 million), partially offset by increased employee-related incentive compensation ($1.2 million).
See discussion of quantitative and qualitative disclosures about market risk in Item 7A in this Form 10-K for additional information on resin price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $3 million in 2025, including $2 million for productivity projects and $1 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $5 million in 2025. There is no amortization expense for PE Films.
Corporate Expenses and Interest
Corporate expenses, net in 2024 decreased by $9.2 million compared to 2023, primarily due to lower pension expense as a result of the pension plan termination completed in 2023 ($10.7 million), a non-recurring charge in 2023 associated with the pension plan transition ($2.3 million) and lower software maintenance fees ($0.6 million), partially offset by higher employee-related incentive compensation ($4.7 million).
Interest expense was $4.7 million in 2024 in comparison to $6.3 million in 2023, primarily due to lower weighted average total debt outstanding, partially offset by higher interest rates.
2023 versus 2022
A summary of operating results for 2023 versus 2022 for each of the Company’s reporting segments is shown below.
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2023	2022	% Change
Sales volume (lbs)	138,451	174,670	(20.7)%
Net sales	$474,803	$637,872	(25.6)%
Variable costs	365,320	503,374	27.4%
LIFO inventory adjustment	(944)	(5,402)	(82.5)%
Manufacturing fixed costs[1]	41,028	43,073	4.7%
Selling, general and administrative costs[1]	29,725	31,641	6.1%
Other[2]	1,698	(1,614)	NM*
EBITDA from ongoing operations	$37,976	$66,800	(43.1)%
Depreciation & amortization	(17,927)	(17,414)	(2.9)%
EBIT from ongoing operations[3]	$20,049	$49,386	(59.4)%
Capital expenditures	$20,339	$23,664
1.Excludes related depreciation and amortization
2.Includes segment allocated employee compensation benefit expenses
3.See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
*Not meaningful (“NM”)

Net sales in 2023 decreased 25.6% versus 2022 primarily due to lower sales volume and the pass-through of lower metal costs.
EBITDA from ongoing operations decreased $28.8 million in 2023 versus 2022, primarily due to:
•A 25.0 million decrease in contribution margin associated with:
◦Lower volume ($27.6 million), lower labor productivity in the first half of 2023 ($0.9 million), higher supply expense, including higher paint expense associated with a shift to more painted product throughout 2023 and inflationary costs for other supplies ($1.6 million), partially offset by lower utility costs ($2.3 million);
◦The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a charge of $1.0 million in 2023 versus a benefit of $0.1 million in 2022; and
•Inventories accounted for under the LIFO method resulted in a benefit of $0.9 million in 2023 versus a benefit of $5.4 million in 2022.
•Lower manufacturing fixed costs of $2.0 million primarily due to lower non-production utility costs ($0.9 million) and lower employee-related compensation ($0.5 million). In addition, the Company recorded an unfavorable out-of-period adjustment of $0.4 million related to inventory and accrued labor costs in 2022.
•Lower SG&A expenses of $1.9 million primarily due to lower employee incentive-based compensation ($2.5 million) and lower expense for allowance for bad debt ($0.8 million), partially offset by other employee-related compensation ($0.9 million) and increased information technology expenses ($0.4 million).
PE Films
A summary of results for PE Films is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2023	2022	% Change
Sales volume (lbs)	29,355	32,873	(10.7)%
Net sales	$76,763	$97,571	(21.3)%
Variable costs	40,824	56,085	27.2%
LIFO inventory adjustment	(1,333)	521	NM*
Manufacturing fixed costs[1]	13,793	15,216	9.4%
Selling, general and administrative costs[1]	12,106	14,116	14.2%
Other[2]	156	(316)	NM*
EBITDA from ongoing operations	$11,217	$11,949	(6.1)%
Depreciation & amortization	(6,522)	(6,280)	(3.9)%
EBIT from ongoing operations[3]	$4,695	$5,669	(17.2)%
Capital expenditures	$1,772	$3,289
1.Excludes related depreciation and amortization
2.Includes segment allocated employee compensation benefit expenses
3.See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
*Not meaningful (“NM”)

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
EBITDA from ongoing operations in 2023 decreased $0.7 million versus 2022 primarily due to:
•Lower contribution margin of $5.5 million resulting from:
◦An $8.6 million decrease from Surface Protection associated with a market slowdown and customers’ inventory corrections ($11.1 million) and for previously disclosed customer product transitions ($0.7 million), partially offset by favorable pricing ($0.5 million) and operating efficiencies ($2.6 million);
◦A $4.5 million increase from overwrap films associated with higher volume, favorable mix and favorable pricing ($1.3 million) and operating efficiencies and cost improvements ($3.2 million); and
◦The pass-through lag associated with resin costs (a charge of $0.5 million in 2023 versus a benefit of $0.9 million in 2022).
•Inventories accounted for under the LIFO method, which resulted in a benefit of $1.3 million versus a charge of $0.5 million in 2022;
•Lower fixed manufacturing costs of $1.4 million primarily due to employee compensation expenses ($1.0 million) and other fixed cost savings ($0.2 million).
•Lower SG&A of $2.0 million primarily due to lower research and development ($2.0 million) from the closure of the technical center in Richmond, VA.

Corporate Expenses and Interest
Corporate expenses, net in 2023 decreased by $6.7 million compared to 2022, primarily due to lower pension expense as a result of the pension plan termination completed in 2023 ($3.7 million), lower accruals for employee-related compensation ($2.1 million), lower stock-based compensation ($1.3 million), lower professional fees associated with business development activities ($0.8 million), and lower external and internal audit fees ($1.0 million), partially offset by a charge to adjust the initial purchase price of the nonparticipating single premium group annuity contract as a result of the routine administrative process to transition the pension plan ($2.0 million).
Interest expense was $6.3 million in 2023 in comparison to $4.1 million in 2022, primarily due to higher weighted average total debt outstanding and higher interest rates.
Reconciliation of Net Sales and EBITDA from Ongoing Operations by Segment
A reconciliation of segment financial information to consolidated results for the Company for the years ended December 31, 2024, 2023 and 2022 is shown below:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Net Sales
Aluminum Extrusions	$471,815	$474,803	$637,872
PE Films	105,199	76,763	97,571
Total net sales	577,014	551,566	735,443
Add back freight	21,011	21,757	26,542
Sales as shown in the condensed consolidated statements of income	$598,025	$573,323	$761,985

EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$41,357	$37,976	$66,800
Depreciation & amortization	(17,722)	(17,927)	(17,414)
EBIT	23,635	20,049	49,386
Plant shutdowns, asset impairments, restructurings and other	(5,346)	(3,557)	(310)
Goodwill impairment	(13,271)	—	—
PE Films:
Ongoing operations:
EBITDA	$30,486	$11,217	$11,949
Depreciation & amortization	(5,200)	(6,522)	(6,280)
EBIT	25,286	4,695	5,669
Plant shutdowns, asset impairments, restructurings and other	(420)	(4,972)	(646)
Goodwill impairment	—	(34,891)	—
Total	29,884	(18,676)	54,099
Interest income	36	514	16
Interest expense	4,664	6,316	4,141
Gain on investment in kaleo, Inc.	144	262	1,406
Stock option-based compensation costs	—	231	1,414
Pension settlement loss	—	92,291	—
Corporate expenses, net	24,520	33,727	40,402
Income (loss) from continuing operations before income taxes	880	(150,465)	9,564
Income tax expense (benefit)	(165)	(51,300)	(3,021)
Net income (loss) from continuing operations	1,045	(99,165)	12,585
Income (loss) from discontinued operations, net of tax	(65,610)	(6,740)	15,870
Net income (loss)	$(64,565)	$(105,905)	$28,455

Liquidity and Capital Resources
The Company continues to focus on working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2023 to December 31, 2024 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
•Accounts and other receivables increased $9.2 million or 16.5%.
◦Accounts and other receivables in Aluminum Extrusions increased $8.3 million primarily due to higher sales volume and the pass-through of higher metal costs, partially offset by a lower average conversion price add-on to metal costs associated with a shift in sales mix in the fourth quarter of 2024 versus the fourth quarter of 2023. DSO (computed using trailing 12 months net sales and a rolling 12-month average of accounts and other receivables balances) was approximately 44.7 days in 2024 and 45.1 days in 2023.
◦Accounts and other receivables in PE Films increased $0.9 million primarily due to higher sales volume in surface protection films. DSO was approximately 24.9 days in 2024 and 26.3 days in 2023.
•Inventories increased $1.7 million or 3.5%.
◦Inventories in Aluminum Extrusions remained consistent with prior year. DIO (computed using trailing 12 months costs of goods sold calculated on a FIFO basis and a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 47.4 days in 2024 and 51.6 days in 2023.
◦Inventories in PE Films increased $1.4 million due to higher raw materials costs and higher finished goods. The DIO was approximately 50.3 days in 2024 and 57.2 days in 2023.
•Net property, plant and equipment decreased by $14.1 million or 9.3% primarily due to depreciation expense ($21.4 million), partially offset by capital expenditures ($8.3 million).
•Identifiable intangible assets, net decreased by $1.8 million or 19.5% primarily due to amortization expense.
•Deferred income tax assets, net increased $9.3 million or 40.1% primarily due to an increase in tax credit carryforwards offset by the utilization of net operating loss and interest limitation carryforwards. Deferred tax liabilities related to intangible amortization, depreciation and foregone tax credits on foreign branch income decreased $6.3 million while deferred taxes assets related to capitalized R&D and asset write-offs, divestitures and environmental accruals increased $4.3 million. See Note 11 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
•Accounts payable decreased by $4.6 million or 6.7%.
◦Accounts payable in Aluminum Extrusions decreased $3.9 million, primarily due to the timing of payments. DPO (computed using trailing 12 months costs of goods sold calculated on a FIFO basis and a rolling 12-month average of accounts payable balances) was approximately 44.5 days in 2024 and 49.8 days in 2023.
◦Accounts payable in PE Films remained relatively flat. The DPO was approximately 41.3 days in 2024 and 43.4 days for 2023.
Net cash provided by operating activities was $25.5 million in 2024 compared to net cash provided by operating activities of $24.0 million in 2023. The change in operating activities is primarily due to an increase in EBITDA from ongoing operations of the Company’s continuing business segments of $22.7 million, partially offset by a net increase in accounts and other receivables, inventories, prepaid expenses and other, and accounts payable of $18.9 million.
Net cash provided by investing activities was $40.5 million in 2024 compared to net cash used in investing activities of $26.2 million in 2023. The change in investing activities is primarily due to net cash proceeds received for the sale of Terphane ($54.6 million) and lower capital expenditure spending ($12.1 million).
Net cash used in financing activities was $65.0 million in 2024 compared to net cash used in financing activities of $4.5 million in 2023. The change in financing activities is primarily due to higher debt principal payments, net of borrowings ($72.8 million) under the ABL Facility (as defined below), lower dividends paid ($8.9 million) and lower debt financing fees ($3.4 million).
At December 31, 2024, Tredegar had cash, cash equivalents and restricted cash of $7.1 million, including funds held in locations outside the U.S. of $1.6 million.

Debt and Credit Agreements
ABL Facility
In December 2023, the Company entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (“the Credit Agreement”), which, prior to the ABL Adjustment Date (as defined below), provided the Company with a $180 million senior secured asset-based revolving credit facility. In April 2024, the Company entered into Amendment No. 4 to the Credit Agreement (as amended by Amendment No. 3 and Amendment No. 4, the “ABL Facility”) that, among other items: (i) moved the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) required weekly reporting of the borrowing base financial covenant until the ABL Adjustment Date. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company received the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility was to be reduced to $125 million. On November 1, 2024, with the closing of the sale of Terphane, the ABL Adjustment Date occurred. The ABL Facility will expire on June 30, 2026.
The financial covenant is a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.00:1.00 that will be triggered in the event that availability is less than 10% of the $125 million commitment amount and continuing thereafter until availability is greater than 10% of the $125 million commitment amount for 30 consecutive days. As of December 31, 2024, funds available to borrow under the ABL Facility was $43.8 million, or 35.0% of the aggregate commitment of $125 million.

The computation of Credit EBITDA, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended December 31, 2024 *
Computations of Credit EBITDA for the twelve months ended December 31, 2024 (in thousands):
Net income (loss)	$(64,565)
Plus:
After-tax losses related to discontinued operations	65,610
Total income tax expense for continuing operations	—
Interest expense	4,664
Depreciation and amortization expense for continuing operations	23,225
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,590)	22,321
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process	459
Terphane sale transaction costs in an amount not to exceed $10,000	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(165)
Interest income	(36)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(144)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	(258)
Credit EBITDA	$51,111
Fixed charge coverage ratio**:
Credit EBITDA	$51,111
Unfinanced capital expenditures	$11,858
Fixed charges	$5,034
Fixed charge coverage ratio	7.80
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.
** Fixed Charge Coverage Ratio is computed as the ratio of (a) Credit EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges.

As of December 31, 2024, the Company was in compliance with all debt covenants.
PE Films Guangzhou Loan
In June 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd.(“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan, which is equivalent to $1.3 million as of December 31, 2024, revolving loan with the Industrial and Commercial Bank of China. The loan matures on July 3, 2025. The interest rate is the one-year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of December 31, 2024, the National Interbank Funding Center rate was 3.45%. The revolving loan is secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027. This loan was presented as current debt on the consolidated balance sheet for the year ended December 31, 2024.
For more information on the ABL Facility and the PE Films Guangzhou Loan, see Note 7 “Debt and Credit Agreements” to the consolidated Financial Statements in Item 15.
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
Material Cash Requirements for Known Contractual and Other Obligations
The Company’s material cash requirements from known contractual and other obligations as of December 31, 2024 were as follows:
Debt and interest payments
As of December 31, 2024, the Company had outstanding debt under the ABL Facility of $60.6 million with contractual payments due in June 2026. Estimated future interest payments associated with the ABL Facility total $6.6 million, with $4.4 million payable within the next 12 months.
As of December 31, 2024, PE Films had outstanding debt of $1.3 million under the PE Films Guangzhou Loan. Estimated future interest payments associated with the PE Films Guangzhou Loan payable within the next 12 months were immaterial.
Capital expenditure commitments
See “Projected Capital Expenditures and Depreciation & Amortization” within “Segment Operations Overview” above in this Item 7 for discussion of the Company’s planned investment in capital expenditures in 2024, of which $0.4 million are contractual commitments that existed as of December 31, 2024.
Operating Leases
The Company enters into various operating leases primarily for real estate, office equipment and vehicles. See Note 4 “Leases” to the Consolidated Financial Statements in Item 15 for additional information.
Uncertain Tax Positions
As of December 31, 2024, unrecognized tax benefits on uncertain tax positions were $0.8 million. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by Tredegar would possibly result in the payment of interest and penalties of $0.2 million, which were accrued at December 31, 2024, if tax payments were made as a result of a successful challenge by the taxing authority on uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain. Therefore, the Company is unable to make a reasonably reliable estimate of the timing of payments beyond 12 months. See Note 11 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
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
Domestic producers of aluminum extrusions in the U.S. continue to experience adverse conditions associated with economic uncertainty, including persistently high interest rates, tight lending standards and inflationary pressures, which negatively impact the non-residential B&C end-use market. These pandemic-related disruptions, which resulted in long lead times and a decline in industry capacity utilization, caused pricing pressure in the aluminum extrusions end-use markets. An influx of foreign imports at less-than-fair value pricing has also adversely impacted domestic producers.
During 2024, customers of the Aluminum Extrusions’ Clearfield, Utah operation ("Clearfield") acquired as “Futura” in February 2017 continued to seek supply from other sources to meet their demand, including imports. However, in 2024, Clearfield continued to experience a resurgence in customer volumes that had declined due to the pandemic, albeit not at the speed and profit level that was previously projected. The recovery has been slower than previously anticipated, and is not trending back to previous Company expectations to replicate the EBITDA and net cash flow generation that existed prior to the pandemic-related disruptions and influx of imports.
As a consequence, the Company performed a goodwill impairment analysis during the fourth quarter of 2024 using Clearfield projections that assume the continuation of lower margin business. Since the estimated fair value of Clearfield fell below its carrying value by more than the amount of goodwill, the Company recognized a non-cash write-off of goodwill of $13.3 million ($10.4 million after deferred income tax benefits) associated with Clearfield.
The Company estimated the fair value of Clearfield by: (i) computing an estimated enterprise value (“EV”) utilizing the discounted cash flow method (the “DCF Method”), and (ii) adding cash and cash equivalents. Key financial assumptions utilized to determine the fair value of the reporting unit include sales volume and sales price growth projections. At December 31, 2024, the effect of a two percent increase per year in these growth projections would increase the reporting unit’s fair value, however such sensitized fair value is still below Clearfield’s carrying value by more than the amount of goodwill.
As of December 31, 2024, the Company’s remaining goodwill of $22.4 million was included in the Surface Protection reporting unit. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15 for additional information on the analysis of goodwill impairment.
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
See Note 11 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information on income taxes.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Tredegar has exposure to the volatility of interest rates, polyethylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See Liquidity and Capital Resources regarding interest rate exposures related to borrowings under the ABL Facility.
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
The purchase price of raw materials fluctuates on a monthly basis; therefore, Aluminum Extrusions pricing policies generally allow the Company to pass the underlying index cost of aluminum and certain alloys through to the vast majority of our customers so that we remain substantially neutral to metal pricing. In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 “Derivatives” to the Consolidated Financial Statements in Item 15 for additional information.
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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2024, 2023 and 2022 are as follows:

Tredegar Corporation Percentage of Consolidated Net Sales and Total Assets Related to Foreign Markets
	2024			2023			2022
	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets -Foreign Operations
	Net Sales			Net Sales			Net Sales
	Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations
Canada	2	—	—	2	—	—	1	—	—
Latin America	1	—	—	1	—	—	1	—	—
Asia	8	—	2	5	—	3	6	—	3
Total	11	—	2	8	—	3	8	—	3
Tredegar attempts to match the pricing and cost of its products in the same currency and generally views the volatility of foreign currencies and the corresponding impact on earnings and cash flow as part of the overall risk of operating in a global environment (for additional information, see trends for the Chinese Yuan in the chart below). Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Chinese Yuan.
PE Films is generally able to match the currency of its sales and costs for its product lines. Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had an unfavorable impact on EBITDA from ongoing operations in PE Films of $0.1 million in 2024 compared to 2023.
Trends for the Chinese Yuan are shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in Item 15 and is hereby incorporated herein by reference.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Item 9B.    OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
Set forth below are the names, ages and titles of the Company’s executive officers:

Name	Age	Title
John M. Steitz	66	President and Chief Executive Officer
D. Andrew Edwards	66	Executive Vice President and Chief Financial Officer
Kevin C. Donnelly	50	Executive Vice President, General Counsel and Corporate Secretary
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
Kevin C. Donnelly.  Mr. Donnelly was elected Executive Vice President, General Counsel and Corporate Secretary effective January 1, 2025. He joined Tredegar in 2010 as Assistant General Counsel. He was promoted to Associate General Counsel in 2013, and he served in that capacity until 2021, when he became Vice President, General Counsel and Corporate Secretary. Prior to joining Tredegar, Mr. Donnelly was an associate at Hunton & Williams LLP (now Hunton Andrews Kurth LLP). He received a B.A. degree from the University of Richmond and a J.D. from the University of Virginia.
Tredegar has a Code of Conduct that applies to all of its directors, officers and employees (including its chief executive officer, chief financial officer and principal accounting officer) and has posted the Code of Conduct on its website. All amendments to or waivers from any provision of the Company’s Code of Conduct applicable to the chief executive officer, chief financial officer or principal accounting officer or persons performing similar functions will be disclosed on the Company’s website. The Company’s internet address is www.tredegar.com.
Tredegar has an insider trading policy governing the purchase, sale and other dispositions of Tredegar’s securities that applies to all personnel of Tredegar and its subsidiaries, including directors, officers and employees and other covered persons. Tredegar believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Tredegar’s insider trading policy is filed as Exhibit 19 to this Form 10-K. In addition, with regard Tredegar’s trading in its own securities, it is Tredegar’s policy to comply with the federal securities laws and the applicable listing standards.

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
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information to be included in the Proxy Statement under the headings “Stock Ownership” and “Equity Compensation Plan Information” is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information to be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions,” “Tredegar’s Board of Directors” and “Board Meetings, Meetings of Independent Directors and Board Committees” is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Richmond, Virginia, Audit Firm ID: 185.
The following is incorporated herein by reference:
•Information on accounting fees and services to be included in the Proxy Statement under the heading “Audit and Non-Audit Fees;” and
•Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services to be included in the Proxy Statement under the heading “Audit and Non-Audit Fees.”

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of the report:
(1)	Financial statements:
	Tredegar Corporation
	Index to Financial Statements and Supplementary Data
		Page
	Auditors’ Opinions:
	Report of Independent Registered Public Accounting Firm	35
	Opinion on Internal Control Over Financial Reporting	37
	Financial Statements:
	Consolidated Balance Sheets	38
	Consolidated Statements of Income (Loss)	39
	Consolidated Statements of Comprehensive Income (Loss)	40
	Consolidated Statements of Cash Flows	41
	Consolidated Statements of Shareholders' Equity	42
	Notes to Financial Statements	43
(2)	Financial statement schedules:
	None
(3)	Exhibit Index	72

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tredegar Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over sales
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recorded approximately $598,025 thousand of sales during the year ended December 31, 2024. Sales are recognized by the sale of finished products to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer. The processing and recording of sales is decentralized across multiple locations and is reliant on multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over sales as a critical audit matter. Subjective auditor judgment was required to determine the nature and extent of procedures to be performed over the Company’s locations because of the number of IT applications, the decentralized nature of the sales generating activities, and the need to involve IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over sales, including determining the locations at which those procedures were to be performed. For each location where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes, including the controls over the accurate recording of revenue transactions. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT controls and application controls, including IT system-generated reports used by the Company in its revenue recognition processes. At certain locations, we selected a sample of transactions and compared the amounts recognized to relevant cash receipts as well as underlying documentation such as contracts, purchase orders, shipping documents, or other third-party evidence. At certain locations, we performed software-assisted data analysis to test relationships among certain revenue transactions. At the locations we performed software-assisted data analysis, we also tested certain transactions and compared the amounts recognized by the Company to relevant cash receipts as well as underlying documentation such as contracts, purchase orders, shipping documents, or other third-party evidence. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Richmond, Virginia
March 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Tredegar Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Richmond, Virginia
March 12, 2025

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

	December 31
	2024	2023
(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$7,062	$9,660
Restricted cash	—	3,391
Accounts and other receivables, net	64,817	55,615
Income taxes recoverable	—	1,182
Inventories	51,381	49,654
Prepaid expenses and other	16,567	8,817
Current assets of discontinued operations	—	48,358
Total current assets	139,827	176,677
Property, plant and equipment, at cost:
Land and land improvements	4,740	4,740
Buildings	67,871	65,465
Machinery and equipment	426,815	426,097
Total property, plant and equipment	499,426	496,302
Less: accumulated depreciation	(362,394)	(345,145)
Net property, plant and equipment	137,032	151,157
Right-of-use leased assets	14,635	11,100
Identifiable intangible assets, net	7,326	9,105
Goodwill	22,446	35,717
Deferred income tax assets	32,517	23,155
Other assets	2,448	3,442
Noncurrent assets of discontinued operations	126	36,108
Total assets	$356,357	$446,461
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,704	$69,328
Accrued expenses	22,168	18,606
Lease liability, short-term	2,453	1,903
Short-term debt	1,322	—
ABL revolving facility	—	126,322
Income taxes payable	320	183
Current liabilities of discontinued operations	741	32,762
Total current liabilities	91,708	249,104
Lease liability, long-term	12,993	10,396
ABL revolving facility	60,600	—
Pension and other postretirement benefit obligations, net	5,914	6,643
Deferred income tax liabilities	69	—
Other non-current liabilities	4,105	3,862
Noncurrent liabilities of discontinued operations	—	20,803
Total liabilities	175,389	290,808
Contingencies (Note 15)
Shareholders’ equity:
Common stock, no par value (authorized 150,000,000 shares, issued and outstanding— 34,661,272 shares at December 31, 2024 and 34,408,638 at December 31, 2023)	63,590	61,606
Common stock held in trust for savings restoration plan (118,543 shares at December 31, 2024 and December 31, 2023)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	5,105	(83,037)
Gain (loss) on derivative financial instruments	268	801
Pension and other postretirement benefit adjustments	826	539
Retained earnings	113,412	177,977
Total shareholders’ equity	180,968	155,653
Total liabilities and shareholders’ equity	$356,357	$446,461
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2024	2023	2022
(In thousands, except share data)
Revenues and other:
Sales	$598,025	$573,323	$761,985
Other income (expense), net	(952)	(2,149)	1,060
	597,073	571,174	763,045
Costs and expenses:
Cost of goods sold	480,958	480,440	630,549
Freight	21,011	21,757	26,542
Selling, general and administrative	72,970	65,388	69,611
Research and development	711	2,894	5,323
Amortization of identifiable intangibles	1,778	1,758	2,124
Pension and postretirement benefits	217	10,844	14,569
Interest expense	4,664	6,316	4,141
Asset impairments and costs associated with exit and disposal activities, net of adjustments	613	5,060	622
Pension settlement loss	—	92,291	—
Goodwill impairment	13,271	34,891	—
Total	596,193	721,639	753,481
Income (loss) from continuing operations before income taxes	880	(150,465)	9,564
Income tax expense (benefit)	(165)	(51,300)	(3,021)
Net income (loss) from continuing operations	1,045	(99,165)	12,585
Income (loss) from discontinued operations, net of tax	(65,610)	(6,740)	15,870
Net income (loss)	$(64,565)	$(105,905)	$28,455

Earnings (loss) per share:
Basic
Continuing operations	$0.03	$(2.91)	$0.37
Discontinued operations	(1.91)	(0.19)	0.47
Basic earnings (loss) per share	$(1.88)	$(3.10)	$0.84
Diluted
Continuing operations	$0.03	$(2.91)	$0.37
Discontinued operations	(1.91)	(0.19)	0.47
Diluted earnings (loss) per share	$(1.88)	$(3.10)	$0.84

Shares used to compute earnings (loss) per share:
Basic	34,346	34,133	33,806
Diluted	34,346	34,133	33,826
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2024	2023	2022
(In thousands)
Net income (loss)	$(64,565)	$(105,905)	$28,455
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2024, net of tax expense of $469 in 2023 and net of tax expense of $290 in 2022)	(295)	3,042	(287)
Reclassification of foreign currency translation loss realized on the sale of Terphane (net of tax expense $601)	88,437	—	—
Derivative financial instruments adjustment (net of tax expense of $85 in 2024, net of tax expense of $933 in 2023 and net of tax benefit of $336 in 2022)	755	3,281	(3,381)
Reclassification of derivative financial instruments loss realized on the sale of Terphane (net of tax benefit $1,209)	(1,288)	—	—
Pension & other postretirement benefit adjustments:
Recognition in earnings of actuarial loss for pension settlement (net of tax expense of $41,294 )	—	50,997	—
Net gains (losses) and prior service costs (net of tax expense of $109 in 2024, net of tax expense of $422 in 2023 and net of tax benefit of $1,400 in 2022)	397	1,513	(5,064)
Amortization of prior service costs and net gains or losses (net of tax benefit of $31 in 2024, net of tax expense of $1,968 in 2023 and net of tax expense of $2,965 in 2022)	(110)	7,065	10,641
Other comprehensive income (loss)	87,896	65,898	1,909
Comprehensive income (loss)	$23,331	$(40,007)	$30,364
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2024	2023	2022
(In thousands)
Cash flows from operating activities:
Net income (loss)	$(64,565)	$(105,905)	$28,455
Adjustments for noncash items:
Depreciation	23,681	25,786	23,882
Amortization of identifiable intangibles	1,856	1,897	2,520
Goodwill impairment	13,271	34,891	—
Reduction of right-of-use lease asset	2,259	2,220	2,098
Deferred income taxes	(8,202)	(56,098)	544
Accrued pension and postretirement benefits	217	10,844	14,602
Pension settlement loss	—	92,291	—
Stock-based compensation expense	2,498	1,978	3,619
Gain on investment in kaléo	(144)	(262)	(1,406)
Loss on sale of divested business	74,877	—	—
Impairment of Richmond, Virginia Technical Center assets	—	3,454	—
Changes in assets and liabilities:
Accounts and other receivables	(14,785)	17,400	18,569
Inventories	(6,911)	47,607	(37,771)
Income taxes recoverable/payable	137	(406)	(6,423)
Prepaid expenses and other	(7,174)	1,204	(2,526)
Accounts payable and accrued expenses	10,009	(25,165)	(14,916)
Lease liability	(2,749)	(2,299)	(2,301)
Pension and postretirement benefit plan contributions	(587)	(28,269)	(50,660)
Other, net	1,820	2,827	870
Net cash provided by (used in) operating activities	25,508	23,995	(20,844)
Cash flows from investing activities:
Capital expenditures	(14,347)	(26,446)	(36,875)
Proceeds from the sale of kaléo	144	262	1,406
Net proceeds on sale of divested business (net of $20 million debt principal assumed by buyer)	54,631	—	—
Proceeds from the sale of assets	83	—	10
Net cash provided by (used in) investing activities	40,511	(26,184)	(35,459)
Cash flows from financing activities:
Borrowings	615,201	116,134	313,500
Debt principal payments	(679,590)	(107,713)	(249,500)
Dividends paid	—	(8,884)	(16,974)
Debt financing costs	(587)	(4,021)	(1,245)
Other	—	—	(396)
Net cash provided by (used in) financing activities:	(64,976)	(4,484)	45,385
Effect of exchange rate changes on cash	(7,436)	896	(371)
Increase (decrease) in cash, cash equivalents and restricted cash	(6,393)	(5,777)	(11,289)
Cash, cash equivalents and restricted cash at beginning of period	13,455	19,232	30,521
Cash, cash equivalents and restricted cash at end of period	$7,062	$13,455	$19,232
Supplemental cash flow information:
Interest payments	$13,524	$10,499	$4,423
Income tax payments, net	$12,228	$2,282	$10,814
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

	Common Stock		Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except share and per-share data)	Shares	Amount
Balance at January 1, 2022	33,736,629	$55,174	$281,187	$(2,135)	$(149,504)	$184,722
Net income (loss)	—	—	28,455	—	—	28,455
Foreign currency translation adjustment	—	—	—	—	(287)	(287)
Derivative financial instruments adjustment	—	—	—	—	(3,381)	(3,381)
Net gains or (losses) and prior service costs	—	—	—	—	(5,064)	(5,064)
Amortization of prior service costs and net gains or losses	—	—	—	—	10,641	10,641
Cash dividends declared ($0.50 per share)	—	—	(16,974)	—	—	(16,974)
Stock-based compensation expense	294,764	4,046	—	—	—	4,046
Repurchase of employee common stock for tax withholdings	(30,751)	(396)	—	—	—	(396)
Tredegar common stock purchased by trust for savings restoration plan	—	—	53	(53)	—	—
Balance at December 31, 2022	34,000,642	58,824	292,721	(2,188)	(147,595)	201,762
Net income (loss)	—	—	(105,905)	—	—	(105,905)
Foreign currency translation adjustment	—	—	—	—	3,042	3,042
Derivative financial instruments adjustment	—	—	—	—	3,281	3,281
Net gains or (losses) and prior service costs	—	—	—	—	1,513	1,513
Amortization of prior service costs and net gains or losses	—	—	—	—	7,065	7,065
Recognition in earnings of net actuarial loss for pension settlement	—	—	—	—	50,997	50,997
Cash dividends declared ($0.26 per share)	—	—	(8,884)	—	—	(8,884)
Stock-based compensation expense	407,996	3,036	—	—	—	3,036
Repurchase of employee common stock for tax withholdings	—	(254)	—	—	—	(254)
Tredegar common stock purchased by trust for savings restoration plan	—	—	45	(45)	—	—
Balance at December 31, 2023	34,408,638	61,606	177,977	(2,233)	(81,697)	155,653
Net income (loss)	—	—	(64,565)	—	—	(64,565)
Foreign currency translation adjustment	—	—	—	—	(295)	(295)
Foreign currency translation loss realized on the sale of Terphane					88,437	88,437
Derivative financial instruments adjustment	—	—	—	—	755	755
Derivative financial instruments loss realized on the sale of Terphane					(1,288)	(1,288)
Net gains or (losses) and prior service costs	—	—	—	—	397	397
Amortization of prior service costs and net gains or losses	—	—	—	—	(110)	(110)
Stock-based compensation expense	252,634	2,211	—	—	—	2,211
Repurchase of employee common stock for tax withholdings	—	(227)	—	—	—	(227)
Balance at December 31, 2024	34,661,272	$63,590	$113,412	$(2,233)	$6,199	$180,968
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Tredegar Corporation and Subsidiaries
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “the Company,” “we,” “us” or “our”) is an industrial manufacturer with two primary businesses: custom aluminum extrusions for the North American building & construction, automotive and specialty end-use markets; and surface protection films for high-technology applications in the global electronics industry and polyethylene overwrap films used for bathroom tissue and paper towels. The Company’s business segments are Aluminum Extrusions (also referred to as Bonnell Aluminum) and PE Films. More information on the Company’s business segments is provided in Note 12.
On November 1, 2024, the Company completed the sale of its flexible packaging films business (also referred to as “Terphane”) headquartered in Brazil to Oben Group (“Oben”). Commencing in the fourth quarter of 2024, all historical results for Terphane have been presented as discontinued operations. For more information on this transaction, see Note 16.
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
Fiscal Year End. The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis. References to Aluminum Extrusions for 2024, 2023 and 2022 relate to the 52-week fiscal year ended December 29, 2024, 53-week fiscal year ended December 31, 2023 and 52-week fiscal year ended December 25, 2022, respectively. The Company does not believe the impact of reporting the results of this segment in this manner is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal year end to the Company’s calendar year end. As a result, the Company’s cash and cash equivalents declined by $3.6 million as of December 31, 2024 since the Company made payments to the Aluminum Extrusions segment to fund its working capital during the intervening period.
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
Foreign Currency Translation. The financial statements of subsidiaries located outside the U.S., where the local currency is the functional currency, are translated into U.S. Dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders’ equity. There are no operating subsidiaries located outside the U.S. where the U.S. Dollar is the functional currency. Transaction and remeasurement gains or losses included in income were losses of $0.3 million, $0.2 million and $0.8 million in 2024, 2023 and 2022, respectively.
Cash, Cash Equivalents and Restricted cash. Cash, cash equivalents and restricted cash consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2024 and 2023, Tredegar had cash, cash equivalents and restricted cash of $7.1 million and $13.1 million, respectively, including funds held in locations outside the U.S. of $1.6 million and $0.8 million, respectively.
The Company’s policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	December 31,	December 31,
(In thousands)	2024	2023
Cash and cash equivalents	$7,062	$9,660
Restricted cash	—	3,391
Total cash, cash equivalents and restricted cash	$7,062	$13,051

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
Domestic producers of aluminum extrusions in the U.S. continue to experience adverse conditions associated with economic uncertainty, including persistently high interest rates, tight lending standards and inflationary pressures, which negatively impact the non-residential B&C end-use market. These pandemic-related disruptions, which resulted in long lead times and a decline in industry capacity utilization, caused pricing pressure in the aluminum extrusions end-use markets. An influx of foreign imports at less-than-fair value pricing has also adversely impacted domestic producers.
During 2024, customers of the Aluminum Extrusions’ Clearfield, Utah operation ("Clearfield") acquired as “Futura” in February 2017 continued to seek supply from other sources to meet their demand, including imports. However, in 2024, Clearfield continued to experience a resurgence in customer volumes that had declined due to the pandemic, albeit not at the speed and profit level that was previously projected. The recovery has been slower than previously anticipated, and is not trending back to previous Company expectations to replicate the EBITDA and net cash flow generation that existed prior to the pandemic-related disruptions and influx of imports.
As a consequence, the Company performed a goodwill impairment analysis during the fourth quarter of 2024 using Clearfield projections that assume the continuation of lower margin business. Since the estimated fair value of Clearfield fell below its carrying value by more than the amount of goodwill, the Company recognized a non-cash write-off of goodwill of $13.3 million ($10.4 million after deferred income tax benefits) associated with Clearfield.
The Company estimated the fair value of Clearfield by: (i) computing an estimated enterprise value (“EV”) utilizing the discounted cash flow method (the “DCF Method”), and (ii) adding cash and cash equivalents. Key financial assumptions utilized to determine the fair value of the reporting unit include sales volume and sales price growth projections.
As of December 31, 2024, the Company’s remaining goodwill of $22.4 million was included in the Surface Protection reporting unit.

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
The Company estimated the fair value of Surface Protection by: (i) computing an estimated EV utilizing the DCF Method, (ii) applying adjustments for any surplus or deficient working capital, (iii) adding cash and cash equivalents, and (iv) subtracting interest-bearing debt. The DCF Method was used, incorporating Surface Protection’s latest projections, which reflect updated expected market recovery levels, feasibility of launching new product applications, competitive pricing and cash flows associated with production efficiencies, as well as consideration of cost savings and inventory corrections.
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
In the fourth quarter of 2024, due to the same factors discussed above, the Aluminum Extrusions’ Clearfield reporting unit, which is also an asset group, required the Company to perform a recoverability test of its long-lived identifiable assets using the same projections used in the DCF Method by comparing the undiscounted future cash flows to the net carrying value of the asset group. As the undiscounted cash flows of the Clearfield asset group was greater than the carrying amount as of December 31, 2024, no long-lived impairment loss was recognized in 2024.
As of December 31, 2024, no other events were identified that indicated long-lived assets may be impaired.
In August 2023, the Company adopted a plan to close the PE Films technical center in Richmond, VA and reduce its efforts to develop and sell films supporting the semiconductor market. Research & development activities for PE Films are now being performed at the production facility in Pottsville, PA. PE Films continues to have new business opportunities primarily relating to surface protection films that protect components of flat panel and flexible displays. All activities ceased at the PE Films technical center in Richmond, VA as of the end of the first quarter of 2024. During 2023 the Company recognized a non-cash asset impairment of $3.5 million for Richmond Technical Center assets which went held for sale in the third quarter of 2023.
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
Amounts billed to customers related to freight are classified as sales revenue and the cost of freight is classified as a separate line in the accompanying consolidated statements of income. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between Tredegar and its customers (such as value-added taxes) are accounted for on a net basis and therefore excluded from revenues. See Note 12 for disaggregation of revenue by segment and type.
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding (i) revenue pertaining to contracts that have an original expected duration of one year or less, (ii) contracts where revenue is recognized as invoiced and (iii) variable consideration related to unsatisfied performance obligations, is not expected to materially impact the Company’s financial results.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Depending upon the specific use of the ROU asset, lease expense is included in the “Cost of goods sold”, “Freight”, “Selling, general and administrative”, and “Research and development” line items on the consolidated statements of income. Lease income is not material to the results of operations for the years ended December 31, 2024, 2023 and 2022, respectively. Additional disclosure regarding Tredegar’s leases is included in Note 4.
Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 11). Tredegar’s policy is to accrue U.S. federal income taxes to the extent required under GAAP on unremitted earnings of all foreign subsidiaries where required. However, Tredegar only records U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries.
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
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2024	2023	2022
Weighted average shares outstanding used to compute basic earnings per share	34,346,242	34,133,078	33,805,530
Incremental shares attributable to stock options and restricted stock	—	—	20,900
Shares used to compute diluted earnings per share	34,346,242	34,133,078	33,826,430
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,497,008 for the years ended December 31, 2024. The Company had a net loss from continuing operations for the year ended December 31, 2023, so there is no dilutive impact for such shares. If the Company had reported net income from continuing operations for the year ended December 31, 2023, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 2,925,091. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,760,983 for the years ended December 31, 2022.
Stock-Based Employee Compensation Plans. The cost of all share-based payments is recognized using the calculated fair value at the grant date, or the date of any later modification, over the requisite service period under the graded-vesting method. See Note 10 for additional information.
Financial Instruments. Tredegar uses derivative financial instruments for the purpose of hedging aluminum price volatility. The Company’s derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported in the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged.
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
Comprehensive Income (Loss). Comprehensive income (loss) is defined as net income or loss as adjusted by other comprehensive income or loss items. Other comprehensive income (loss) includes changes in foreign currency translation adjustments; realized and unrealized gains and losses on derivative financial instruments; prior service costs and net gains or losses from pension and other postretirement benefit plans arising during the period; and amortization of these prior service costs and net gain or loss adjustments; and during the period, realized net actuarial loss for pension settlement all recorded net of deferred income taxes.

The changes in accumulated other comprehensive income (loss) by component are summarized as follows:

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(85,792)	$901	$(64,613)	$(149,504)
Other comprehensive income (loss)	3	(1,256)	(6,464)	(7,717)
Income tax (expense) benefit	(290)	(374)	1,400	736
Other comprehensive income (loss), net of tax	(287)	(1,630)	(5,064)	(6,981)
Reclassification adjustment to net income (loss)	—	(2,461)	13,606	11,145
Income tax (expense) benefit	—	710	(2,965)	(2,255)
Reclassification adjustment to net income (loss), net of tax	—	(1,751)	10,641	8,890
Other comprehensive income (loss), net of tax	(287)	(3,381)	5,577	1,909
Balance at December 31, 2022	(86,079)	(2,480)	(59,036)	(147,595)
Other comprehensive income (loss)	3,511	11,794	1,935	17,240
Income tax (expense) benefit	(469)	(2,977)	(422)	(3,868)
Other comprehensive income (loss), net of tax	3,042	8,817	1,513	13,372
Reclassification adjustment to net income (loss)	—	(7,580)	101,323	93,743
Income tax (expense) benefit	—	2,044	(43,261)	(41,217)
Reclassification adjustment to net income (loss), net of tax	—	(5,536)	58,062	52,526
Other comprehensive income (loss), net of tax	3,042	3,281	59,575	65,898
Balance at December 31, 2023	(83,037)	801	539	(81,697)
Other comprehensive income (loss)	(295)	240	506	451
Income tax (expense) benefit	—	(72)	(109)	(181)
Other comprehensive income (loss), net of tax	(295)	168	397	270
Reclassification adjustment to net income (loss)	89,038	(1,881)	(141)	87,016
Income tax (expense) benefit	(601)	1,180	31	610
Reclassification adjustment to net income (loss), net of tax	88,437	(701)	(110)	87,626
Other comprehensive income (loss), net of tax	88,142	(533)	287	87,896
Balance at December 31, 2024	$5,105	$268	$826	$6,199
The amounts reclassified out of accumulated other comprehensive income (loss) related to pension and other postretirement benefits are included in the computation of net periodic pension costs, see Note 8 for additional details. The amounts reclassified out of accumulated other comprehensive income (loss) related to foreign currency translation and derivative financial instruments are included in discontinued operations, see Note 16 for additional details.

Recently Issued Accounting Standards.
New accounting pronouncements adopted in 2024:
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 to improve reportable segment disclosure and requirements, primarily through the enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023 and interim period beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU in fourth quarter of 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.
Accounting standards not yet adopted:
In October 2023, the FASB issued ASU 2023-06 to amend various paragraphs in the Accounting Standards Codification (“ASC”) to primarily reflect the issuance of Securities and Exchange Commission (“SEC”) Staff Bulletin No. 33-10532. ASU 2023-06 will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is not permitted. The Company does not expect a material impact from the adoption of this standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09 to improve the income tax disclosures related to the rate reconciliation and income taxes paid information and to improve the effectiveness of income tax disclosures. The amendments in this ASU will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03 to improve the disclosures about public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU will require the Company to disclose specified information about certain costs and expenses in the notes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
2. ACCOUNTS AND OTHER RECEIVABLES
As of December 31, 2024 and 2023, accounts receivable and other receivables, net, include the following:

(In thousands)	2024	2023
Customer receivables	$64,094	$55,576
Other receivables	952	1,201
Total accounts and other receivables	65,046	56,777
Less: Allowance for bad debts	(229)	(1,162)
Total accounts and other receivables, net	$64,817	$55,615
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts for the three years ended December 31, 2024 is as follows:

(In thousands)	2024	2023	2022
Balance, beginning of year	$1,162	$2,068	$1,142
Charges to expense	145	407	1,032
Recoveries	—	—	12
Write-offs and settlements	(1,078)	(1,313)	(118)
Balance, end of year	$229	$1,162	$2,068

3. INVENTORIES
Inventories consist of the following:

(In thousands)	2024	2023
Finished goods	$15,051	$15,770
Work-in-process	2,986	2,082
Raw materials	12,158	13,457
Stores, supplies and other	21,186	18,345
Total	$51,381	$49,654
Inventories stated on the LIFO basis amounted to $6.7 million at December 31, 2024 and $7.2 million at December 31, 2023, which were below replacement costs by $13.8 million at December 31, 2024 and $13.2 million at December 31, 2023. Inventories stated on the weighted average cost basis were $14.3 million and $12.9 million at December 31, 2024 and 2023, respectively, while inventories stated on the FIFO method amounted to $30.4 million and $29.6 million at December 31, 2024 and 2023, respectively.
4. LEASES
Tredegar has various operating lease agreements with remaining terms up to 19 years, including leases of real estate, office equipment and vehicles. As of December 31, 2024 and 2023, the Company had no finance lease agreements. Some leases include options to purchase the leased asset, terminate the agreement or extend the term of the agreement for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.
The following table presents a maturity analysis of the Company’s operating leases as of December 31, 2024:

(In thousands)
Future Lease Payments
2025	$3,121
2026	2,717
2027	2,316
2028	2,182
2029	2,205
Thereafter	5,704
Total undiscounted operating lease payments	18,245
Less: Imputed interest	2,799
Present value of operating lease liabilities	$15,446
The following table summarizes lease costs, related cash flow and other information for the years ended December 31, 2024 and 2023. These costs are primarily related to long-term operating leases but also include amounts for variable leases and short-term leases.

(In thousands)	2024	2023
Operating lease expense	$4,350	$2,780

Other Information:
Weighted-average remaining lease term for operating leases	10 years	7 years
Weighted-average discount rate for operating leases	4.77%	4.28%

5. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
A reconciliation of goodwill at December 31, 2024 and 2023 is as follows:

(In thousands)	Aluminum Extrusions(a)	PE Films(a)	Total
Net carrying value of goodwill at December 31, 2022	$13,271	$57,337	$70,608
Goodwill impairment	—	(34,891)	(34,891)
Net carrying value of goodwill at December 31, 2023	13,271	22,446	35,717
Goodwill impairment	(13,271)	—	(13,271)
Net carrying value of goodwill at December 31, 2024	$—	$22,446	$22,446
(a) The goodwill of Aluminum Extrusions and PE Films is carried by the Clearfield and Surface Protection reporting units, respectively.
A reconciliation of identifiable intangibles at December 31, 2024 and 2023 is as follows:

(In thousands)	Customer Relationships	Proprietary Technology	Trade Names	Total
Gross carrying value at December 31, 2023	$25,900	$3,400	$11,500	$40,800
Accumulated amortization	(16,795)	(3,400)	(11,500)	(31,695)
Net carrying value at December 31, 2023	$9,105	$—	$—	$9,105

Gross carrying value at December 31, 2024	$25,900	$—	$6,700	$32,600
Accumulated amortization	(18,574)	—	(6,700)	(25,274)
Net carrying value at December 31, 2024	$7,326	$—	$—	$7,326
Amortization expense over the next four years is expected to be $1.8 million per year and is expected to end in early 2029.
6. ACCRUED EXPENSES
Accrued expenses consist of the following:

(In thousands)	2024	2023
Payrolls, related taxes and medical and other benefits	$6,812	$5,688
Incentive compensation	6,434	417
Workers’ compensation and disabilities	2,005	2,178
Vacation	1,668	1,370
Environmental liabilities	1,259	1,560
Accrued utilities	1,164	876
Customer rebates	540	565
Accrued interest	231	840
Accrued freight	213	189
Derivative contract liability	80	483
Group annuity contract premium liability	—	2,000
Other	1,762	2,440
Total	$22,168	$18,606

7. DEBT AND CREDIT AGREEMENTS
ABL Facility
In December 2023, the Company entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (“the Credit Agreement”), which, prior to the ABL Adjustment Date (as defined below), provided the Company with a $180 million senior secured asset-based revolving credit facility. In April 2024, the Company entered into Amendment No. 4 to the Credit Agreement (as amended by Amendment No. 3 and Amendment No. 4, the “ABL Facility”) that, among other items: (i) moved the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) required weekly reporting of the borrowing base financial covenant until the ABL Adjustment Date. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company received the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility was to be reduced to $125 million. On November 1, 2024, with the closing of the sale of Terphane, the ABL Adjustment Date occurred. The ABL Facility will expire on June 30, 2026. As of December 31, 2024, funds available to borrow under the ABL Facility was $43.8 million, or 35.0% of the aggregate commitment of $125 million.
Outstanding borrowings accrue interest at the rates elected by the Company depending on the type of loan and denomination of such borrowing. For the ABL Facility, the Company may elect interest rates at:
•Alternate Base Rate (“ABR”) Spread (as defined in the ABL Facility) is determined in accordance with an excess availability-based pricing grid. ABR is defined, in part, as the greater of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day plus ½ of 1% and (c) the Adjusted Term SOFR Rate (defined below) for a one-month period plus 1%; or
•The Term Benchmark Spread (as defined in the ABL Facility) is determined in accordance with an excess availability-based pricing grid. Adjusted Term SOFR Rate is defined as the Term SOFR Rate plus 0.10%, subject to an initial Floor (as defined in the ABL Facility) of 0%.
Based upon the quarterly average of daily availability under the ABL Facility, the interest rate pricing grid is as follows:

Pricing under the ABL Facility (Basis Points)
Quarter Average of Daily Availability	Term Benchmark Spread	ABR Spread	Commitment Fee
> 66% of $125 million aggregate commitment	225.0	125.0	40.0
≤ 66% but > 33% of $125 million aggregate commitment	250.0	150.0	40.0
≤ 33% of $125 million aggregate commitment	275.0	175.0	40.0
The financial covenant is a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.00:1.00 that will be triggered in the event that availability is less than 10% of the $125 million commitment amount and continuing thereafter until availability is greater than 10% of the $125 million commitment amount for 30 consecutive days.
If at any time the availability under the ABL facility is less than 20% of the maximum aggregate principal amount in effect at such time or an Event of Default occurs, the Company’s current monthly reporting requirements to lenders changes to a weekly cadence until the Event of Default is waived, cured or the availability under the ABL facility is above 20% of the maximum aggregate principal amount for 30 consecutive days.
A Cash Dominion Period goes into effect if availability under the ABL Facility falls below 12.5% of the aggregate commitment or an Event of Default (as defined in the ABL Facility) occurs. The Company would then be subject to the Cash Dominion Period until the Event of Default is waived or ABL Facility availability is above 12.5% of the $125 million aggregate commitment for 30 consecutive days. During a Cash Dominion Period, receipts that have not yet been applied to the ABL Facility are classified as restricted cash in the Company’s consolidated balance sheets.
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
As of November 1, 2024, the Company is no longer in a Cash Dominion Period. Because a Cash Dominion Period was in effect as of December 31, 2023 and the Company is required to represent that no Material Adverse Effect has occurred as a condition to borrowing, the outstanding debt under the ABL Facility (all contractual payments due on June 30, 2026) was classified as a current liability in the consolidated balance sheets as of December 31, 2023.
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of December 31, 2024, the Company was in compliance with all debt covenants.
PE Films Guangzhou Loan
In June 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd.(“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan, which is equivalent to $1.3 million as of December 31, 2024, revolving loan with the Industrial and Commercial Bank of China. The loan matures on July 3, 2025. The interest rate is the one-year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of December 31, 2024, the National Interbank Funding Center rate was 3.45%. The revolving loan is secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027. This loan was presented as current debt on the consolidated balance sheet for the year ended December 31, 2024.
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
In September 2023, the Company borrowed $30 million under its prior credit agreement in anticipation of the final funding expected for terminating its defined benefit pension plan obligation. In October 2023, the Company used this cash to contribute $27.7 million to fully fund the pension plan with the amount necessary to purchase from Massachusetts Mutual Life Insurance Company a nonparticipating single premium group annuity contract for $157.5 million. In November 2023, the pension plan termination and settlement process was completed, and the Company’s relevant pension plan obligation was transferred to Massachusetts Mutual Life Insurance Company. This completed the pension plan termination process that began in February 2022. As a result of the routine administrative process to transition the pension plan, the Company recognized a $2.0 million charge to adjust the initial purchase price of the nonparticipating single premium group annuity contract reported as part of Other income (expense), net on the Consolidated Statement of Income (Loss). During the fourth quarter of 2023, the Company recognized a pre-tax pension settlement loss of $66.7 million.
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $1.5 million and $1.6 million at December 31, 2024 and December 31, 2023, respectively. Pension expense recognized for this plan was $0.1 million in 2024, 2023 and 2022. This information has been included in the pension benefit tables below.
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

The following tables reconcile the changes in benefit obligations and plan assets in 2024 and 2023, and reconcile the funded status to prepaid or accrued cost at December 31, 2024 and 2023:

	Pension Benefits		Other Post- Retirement Benefits
(In thousands)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$1,600	$248,114	$5,712	$5,726
Service cost	—	—	9	10
Interest cost	75	9,623	274	288
Effect of actuarial (gains) losses related to the following:
Discount rate change	(60)	(10,751)	(305)	99
Other	47	(6,459)	(193)	12
Plan participant contributions	—	—	456	490
Benefits paid	(184)	(16,957)	(875)	(913)
Settlement payments and annuity purchase	—	(221,970)	—	—
Benefit obligation, end of year	$1,478	$1,600	$5,078	$5,712
Change in plan assets:
Plan assets at fair value, beginning of year	$—	$218,119	$—	$—
Actual return on plan assets	—	(7,053)	—	—
Employer contributions	184	27,861	419	423
Plan participant contributions	—	—	456	490
Benefits paid	(184)	(16,957)	(875)	(913)
Settlement payments and annuity purchase	—	(221,970)	—	—
Plan assets at fair value, end of year	$—	$—	$—	$—
Funded status of the plans	$(1,478)	$(1,600)	$(5,078)	$(5,712)
Amounts recognized in the consolidated balance sheets:
Accrued expenses (current)	$161	$180	$481	$489
Pension and other postretirement benefit obligations, net	1,317	1,420	4,597	5,223
Net amount recognized	$1,478	$1,600	$5,078	$5,712

The following table sets forth the assumptions used in accounting for the pension and other post-retirement benefits, and the components of net periodic benefit cost:

	Pension Benefits			Other Post- Retirement Benefits
(In thousands, except percentages)	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.49%	4.89%	5.07%	5.63%	4.98%	5.17%
Expected long-term return on plan assets	n/a	n/a	4.99%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate(a)	4.89%	5.07%/5.37%	2.90%	4.98%	5.17%	2.86%
Expected long-term return on plan assets	n/a	n/a	3.05%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$9	$10	$18
Interest cost	75	9,623	8,945	274	288	207
Expected return on plan assets	—	(8,109)	(8,174)	—	—	—
Amortization of prior service costs and gains or losses	21	9,245	13,746	(162)	(213)	(140)
Net periodic benefit cost	$96	$10,759	$14,517	$121	$85	$85
Pension settlement loss	—	92,291	—	—	—	—
Total benefit cost	$96	$103,050	$14,517	$121	$85	$85
(a) Prior to the pension lump sum distributions in August 2023, a discount rate of 5.07% was used to determine the net periodic benefit cost. Subsequent to August 2023, a discount rate of 5.37% was used to determine the net periodic benefit cost until the Company purchased a nonparticipating single premium group annuity contract in October 2023.
Net periodic benefit cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. The amount of the accumulated benefit obligation is the same as the projected benefit obligation. At December 31, 2024, the effect of a 1% change in the health care cost trend rate assumptions would not impact the post-retirement obligation.
Expected benefit payments over the next five years and in the aggregate for 2030—2034 are as follows:

(In thousands)	Pension Benefits	Other Post- Retirement Benefits
2025	$180	$463
2026	171	449
2027	163	436
2028	154	423
2029	145	410
2030—2034	598	1,890
The pre-tax amounts recorded in 2024, 2023 and 2022 in accumulated other comprehensive income (loss) consist of:

	Pension Benefits			Other Post-Retirement Benefits
(In thousands)	2024	2023	2022	2024	2023	2022
Net actuarial (gain) loss	$384	$415	$103,998	$(1,534)	$(1,250)	$(1,574)
The amounts in accumulated other comprehensive income, before related deferred income taxes, which are expected to be recognized as components of net periodic cost during 2025 are approximately $0.3 million of benefit for other post-retirement plans.
9. DERIVATIVES
Tredegar uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions. These derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. The fair value of derivative instruments recorded on the consolidated balance sheets is based upon Level 2 inputs. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $4.3 million (3.1 million pounds of aluminum) at December 31, 2024 and $7.7 million (5.6 million pounds of aluminum) at December 31, 2023.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses & other	$172	Prepaid expenses & other	$—
Liability derivatives: Aluminum futures contracts	Accrued expenses	(57)	Accrued expenses	(483)
Aluminum futures contracts	Other non-current liabilities	—	Other non-current liabilities	(9)
Net asset (liability)		$115		$(492)
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
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2024, 2023, and 2022 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts
Years Ended December 31,	2024	2023	2022
Amount of pre-tax gain (loss) recognized in other comprehensive income	$43	$7,598	$(4,525)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(612)	$4,508	$1,022
As of December 31, 2024, the Company expects $0.1 million of unrealized after-tax net gains on aluminum derivative contracts reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the years ended December 31, 2024, 2023 and 2022, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
10. STOCK OPTION AND STOCK AWARD PLANS
As of December 31, 2024, the Company had one stock-based compensation plan that permits the grants of stock options, stock appreciation rights (“SARs”), stock, restricted stock, and stock unit awards. Awards available for grant totaled 725,154 shares at December 31, 2024. Stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. Stock options exercisable totaled 2,327,655 and 3,019,333 shares at December 31, 2024 and 2023, respectively.

A summary of stock options outstanding at December 31, 2024, 2023 and 2022, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2022	3,125,944	$10.75	to	$22.49	$13.82
Forfeited and expired	(17,203)	14.47	to	19.64	15.33
Outstanding at December 31, 2022	3,108,741	10.75	to	22.49	13.81
Forfeited and expired	(89,408)	13.78	to	19.64	19.60
Outstanding at December 31, 2023	3,019,333	10.75	to	22.49	13.64
Forfeited and expired	(691,678)	10.75	to	22.49	14.15
Outstanding at December 31, 2024	2,327,655	$10.75	to	$16.37	$13.49
No options were granted in 2024, 2023 or 2022.
The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2024:

			Options Outstanding at December 31, 2024				Options Exercisable at December 31, 2024
				Weighted Average		Aggregate Intrinsic Value			Aggregate Intrinsic Value
Range of Exercise Prices			Shares	Remaining Contractual Life	Exercise Price		Shares	Weighted Average Exercise Price
$10.75	to	$16.37	2,327,655	1.3 years	$13.49	$—	2,327,655	$13.49	$—
There were no stock options exercised in 2024, 2023 or 2022. The grant-date fair value of stock option-based awards vested in 2023 and 2022 was $2.2 million and $5.4 million, respectively. As of December 31, 2024, there was no unrecognized compensation cost related to stock option-based awards.

Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment. The fair value of restricted stock awards is estimated as of the grant date using the closing stock price on that date.
Stock unit awards vest upon the achievement of certain performance targets.
The following table summarizes additional information about unvested restricted stock awards and performance stock units awards outstanding at December 31, 2024, 2023 and 2022:

	Unvested Restricted Stock Awards			Maximum Unvested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)
Outstanding at January 1, 2022	335,800	$16.30	$5,473	50,718	$17.63	$1,366
Granted	301,969	11.88	3,587	—	—	—
Vested	(144,317)	15.10	(2,179)	—	—	—
Forfeited	(18,474)	14.94	(276)	(50,718)	17.63	(1,366)
Outstanding at December 31, 2022	474,978	13.82	6,564	—	—	—
Granted	454,623	7.67	3,487	—	—	—
Vested	(167,077)	11.29	(1,886)	—	—	—
Forfeited	(26,445)	11.60	(307)	—	—	—
Outstanding at December 31, 2023	736,079	10.68	7,861	—	—	—
Granted	385,159	7.25	2,792	—	—	—
Vested	(261,941)	11.94	(3,128)	—	—	—
Forfeited	(87,181)	8.51	(742)	—	—	—
Outstanding at December 31, 2024	772,116	$8.79	$6,787	—	$—	$—
As of December 31, 2024, the unrecognized compensation cost related to non-vested restricted stock awards was $3.4 million. This cost is expected to be recognized over the remaining weighted average period of 1.8 years.
There were no SARs granted in 2024, 2023 or 2022. SARs may be settled in cash upon exercise and therefore are classified as liabilities and included in accrued expenses in the consolidated balance sheet. The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately, for vested awards.
A summary of SARs outstanding at December 31, 2024, 2023 and 2022, and changes during those years, is presented below:

		Exercise Price/Share
	Number of SARs	Range			Weighted Average
Outstanding at January 1, 2022	521,601	$10.75	to	$16.37	$13.55
Forfeited and expired	(22,914)	10.75	to	16.37	14.83
Outstanding at December 31, 2022	498,687	10.75	to	16.37	13.49
Forfeited and expired	(53,969)	10.75	to	16.37	12.78
Outstanding at December 31, 2023	444,718	10.75	to	16.37	13.57
Forfeited and expired	(110,272)	10.75	to	16.37	13.85
Outstanding at December 31, 2024	334,446	$10.75	to	$16.37	$13.48
The grant-date fair value of SARs awards vested in 2022 was $0.5 million. The grant-date fair value of SARs awards vested in 2024 and 2023 was immaterial. As of December 31, 2024, there was no unrecognized compensation cost related to SARs.

11. INCOME TAXES
Income (loss) from continuing operations before income taxes and income tax expense (benefit) from continuing operations are as follows:

(In thousands)	2024	2023	2022
Income (loss) from continuing operations before income taxes:
Domestic	$(523)	$(151,488)	$8,250
Foreign	1,403	1,023	1,314
Total	$880	$(150,465)	$9,564
Current income tax expense (benefit):
Federal	$(106)	$(39,929)	$(346)
State	704	(39)	697
Foreign	123	241	351
Total	721	(39,727)	702
Deferred income tax expense (benefit):
Federal	(470)	(11,758)	(3,256)
State	(517)	198	(513)
Foreign	101	(13)	46
Total	(886)	(11,573)	(3,723)
Total income tax expense (benefit) for continuing operations	$(165)	$(51,300)	$(3,021)
The significant differences between the U.S. federal statutory rate and the effective income tax rate related to continuing operations are as follows:

	2024		2023		2022
(In thousands, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense (benefit) at federal statutory rate	$185	21.0	$(31,598)	21.0	$1,992	21.0
Stock-based compensation	409	46.5	136	(0.1)	(103)	(1.1)
Changes in estimates related to prior year tax provision	326	37.0	559	(0.4)	(812)	(8.5)
Non-deductible other	282	32.0	144	(0.1)	608	6.4
Foreign rate differences	57	6.5	39	—	51	0.5
State taxes, net of federal income tax benefit	28	3.2	168	(0.1)	38	0.4
U.S. tax on foreign branch income	—	—	1,693	(1.1)	(3,341)	(35.1)
Stranded taxes released with termination of pension	—	—	(21,913)	14.6	—	—
Foreign derived intangible income deduction	—	—	—	—	(259)	(2.7)
Tax contingency accruals and tax settlements	(1)	(0.1)	1	—	294	3.1
Changes in federal valuation allowance	(654)	(74.3)	237	(0.2)	—	—
Research and development tax credit	(797)	(90.6)	(766)	0.5	(1,489)	(15.6)
Income tax expense (benefit) at effective income tax rate	$(165)	(18.8)	$(51,300)	34.1	$(3,021)	(31.6)
Provision (benefit) for income taxes for the year ended December 31, 2024 was $(0.2) million compared to $(51.3) million for the year ended December 31, 2023. The effective tax rates for the years ended December 31, 2024 and 2023 were (18.8)% and 34.1%, respectively. The change in effective tax rate is primarily due to pre-tax income from continuing operations in 2024 versus a pre-tax loss from continuing operations in 2023. The tax rate in 2023 was significantly impacted by tax benefits previously recorded in other comprehensive income (loss) that were released in 2023 as a result of the pension plan termination. The stranded taxes released with the termination of the pension plan represent the effect of the change in federal and state tax rates on pension-related deferred tax items initially recorded in other comprehensive income. The related stranded taxes were released in full in 2023.
The effective tax rate in 2022 was impacted by a large discrete benefit recorded in the first quarter of 2022, resulting from the implementation of new U.S. tax regulations associated with foreign tax credits published by the U.S. Treasury and Internal Revenue Service (“IRS”) on January 4, 2022. These regulations overhauled various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. As the result of these regulations, future Brazilian income tax under Brazil tax law in place at that time would have been deductible, but not creditable, in the U.S. The accounting rules require a reduction of the U.S. deferred tax liability previously established related to anticipated future income from Brazil. The IRS released guidance in 2023 that provides temporary relief for tax years after 2021 from the regulations published by the IRS on January 4, 2022. As a result of the IRS guidance released in 2023, the reduction in the first quarter of 2022 of the U.S. deferred tax liability previously established related to anticipated future income from Brazil was reversed in 2023.
Deferred income tax assets and deferred income tax liabilities for continuing operations at December 31, 2024 and 2023, are as follows:

(In thousands)	2024	2023
Deferred income tax assets:
Pension and other postretirement obligations	$—	$528
Employee benefits	6,381	5,821
Basis difference in capital assets	430	1,150
Inventory	956	1,478
Asset write-offs, divestitures and environmental accruals	3,656	1,025
U.S. federal and state NOL and credit carryforwards	38,706	33,247
Capitalized R&D expenditures	8,169	6,543
Other	815	2,805
Lease liabilities	3,419	2,710
Interest expense limitation	471	2,592
Foreign currency translation gain adjustment	—	44
Deferred income tax assets before valuation allowance	63,003	57,943
Less: Valuation allowance	15,220	15,173
Total deferred income tax assets	47,783	42,770
Deferred income tax liabilities:
Goodwill and identifiable intangibles	$1,019	$3,138
Property, plant and equipment	9,086	11,386
Foregone tax credits on foreign branch income	—	1,880
Right-of-use leased assets	3,210	2,409
Other	2,020	802
Total deferred income tax liabilities	15,335	19,615
Net deferred income tax assets (liabilities)	$32,448	$23,155
Amounts recognized in the consolidated balance sheets:
Deferred income tax assets (noncurrent)	$32,517	$23,155
Deferred income tax liabilities (noncurrent)	69	—
Net deferred income tax assets (liabilities)	$32,448	$23,155
Except as noted below, the Company believes that it is more likely than not that future taxable income will exceed future tax-deductible amounts thereby resulting in the realization of deferred income tax assets. The Company had U.S. federal and state tax credits of $25.2 million, net operating loss carryforwards of $13.5 million and a deferred interest limitation of $0.5 million at December 31, 2024. The Company had U.S. federal and state tax credits of $16.7 million and net operating loss carryforwards of $16.5 million and a deferred interest limitation of $2.6 million at December 31, 2023. The U.S. deferred interest limitation can be carried forward indefinitely. The U.S. federal foreign tax credits will expire between 2026-2034 and the U.S. federal research and development tax credits will expire by 2045. The U.S. state carryforwards expire at different points over the next 20 years.
Valuation allowances of $14.0 million, $12.1 million and $10.3 million at December 31, 2024, 2023 and 2022, respectively, are recorded against the tax benefit on U.S. federal and state tax credits and net operating loss carryforwards generated by domestic subsidiaries that may not be recoverable in the carryforward period. The Company had a valuation allowance of $0.8 million against U.S. federal tax credits at December 31, 2023. The valuation allowance for unrealized capital losses from investments and other related items was $0.2 million at December 31, 2024 and $0.7 million at December 31, 2022. As circumstances and events warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred income tax assets. Valuation allowances of

$1.1 million, $2.2 million and $2.8 million at December 31, 2024, 2023 and 2022, respectively, were recorded against certain deferred state tax assets.
A reconciliation of the Company’s unrecognized uncertain tax positions since January 1, 2022, is shown below:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Balance at beginning of period	$659	$628	$648
Increase (decrease) due to tax positions taken in:
Current period	25	25	2
Prior period	158	23	44
Reductions due to lapse of statute of limitations	(2)	(17)	(66)
Balance at end of period	$840	$659	$628
The Company records interest expense related to uncertain tax positions in income tax expense on the Consolidated Statements of Income (Loss) with the balance of accrued interest in other noncurrent liabilities on the Consolidated Balance Sheet. The Company accrued immaterial interest expense related to uncertain tax positions during 2024, 2023 and 2022, respectively.
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2021. The Company anticipates that it is reasonably possible that Federal and state income tax audits or statutes may settle or close within the next 12 months and are not expected to result in a material change in unrecognized tax positions, including any payments that may be made.
12. BUSINESS SEGMENTS
The Company's business segments are Aluminum Extrusions and PE Films. Aluminum Extrusions, also referred to as Bonnell Aluminum, produces high-quality, soft and medium strength alloyed aluminum extrusions, custom fabricated and finished, for the building and construction, automotive and transportation, consumer durables goods, machinery and equipment, electrical and renewable energy, and distribution markets. PE Films produces surface protection films, polyethylene overwrap films and films for other markets.
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
EBITDA from ongoing operations used by the CODM excludes certain non-recurring items, such as restructuring costs, asset impairments and other items, which are reported separately. The CODM uses EBITDA from ongoing operations to evaluate the operating performance of Tredegar’s ongoing operations, monitor budget versus actual results, establish management’s compensation and allocate resources. EBITDA from ongoing operations is the primary measure of segment performance and is consistent with how the business is managed internally, in addition to being a key financial and analytic metric for borrowing capacity and estimated enterprise value.
The Company uses sales less freight (“net sales”) as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
Information by business segment and geographic area for the last three years is provided in the segment tables below. There were no accounting transactions between segments.

Segment Revenue, Segment Profit (Loss), and Significant Expenses
	2024
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$471,815	$105,199	$577,014
Reconciliation of revenue:
Add back freight			21,011
Sales as shown in the consolidated statements of income (loss)			$598,025
Less:
Variable costs	354,397	50,289	404,686
LIFO inventory adjustment	1,234	(174)	1,060
Manufacturing fixed costs (e)	40,123	13,248	53,371
Selling, general and administrative costs (e)	33,638	11,245	44,883
Other (f)	1,066	105	1,171
EBITDA from ongoing operations	$41,357	$30,486	$71,843
Reconciliation of profit (loss):
Depreciation and amortization			22,922
Plant shutdowns, asset impairments, restructurings and other (a)			5,766
Goodwill impairment			13,271
Interest income			36
Interest expense			4,664
Gain on investment in kaleo, inc.			144
Corporate expenses, net (d)			24,520
Income (loss) from continuing operations before income tax			880
Income tax expense (benefit)			(165)
Net income (loss) from continuing operations			1,045
Income (loss) from discontinued operations, net of tax			(65,610)
Net income (loss)			$(64,565)
Refer to Notes to Financial Tables that follow these tables.

Segment Revenue, Segment Profit (Loss), and Significant Expenses
	2023
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$474,803	$76,763	$551,566
Reconciliation of revenue:
Add back freight			21,757
Sales as shown in the consolidated statements of income (loss)			$573,323
Less:
Variable costs	365,320	40,824	406,144
LIFO inventory adjustment	(944)	(1,333)	(2,277)
Manufacturing fixed costs (e)	41,028	13,793	54,821
Selling, general and administrative costs (e)	29,725	12,106	41,831
Other (f)	1,698	156	1,854
EBITDA from ongoing operations	$37,976	$11,217	$49,193
Reconciliation of profit (loss):
Depreciation and amortization			24,449
Plant shutdowns, asset impairments, restructurings and other (a)			8,529
Goodwill impairment			34,891
Interest income			514
Interest expense			6,316
Gain on investment in kaleo, inc.			262
Stock option-based compensation expense			231
Pension settlement loss			92,291
Corporate expenses, net (d)			33,727
Income (loss) from continuing operations before income tax			(150,465)
Income tax expense (benefit)			(51,300)
Net income (loss) from continuing operations			(99,165)
Income (loss) from discontinued operations, net of tax			(6,740)
Net income (loss)			$(105,905)
Refer to Notes to Financial Tables that follow these tables.

Segment Revenue, Segment Profit (Loss), and Significant Expenses
	2022
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$637,872	$97,571	$735,443
Reconciliation of revenue:
Add back freight			26,542
Sales as shown in the consolidated statements of income (loss)			$761,985
Less:
Variable costs	503,374	56,085	559,459
LIFO inventory adjustment	(5,402)	521	(4,881)
Manufacturing fixed costs (e)	43,073	15,216	58,289
Selling, general and administrative costs (e)	31,641	14,116	45,757
Other (f)	(1,614)	(316)	(1,930)
EBITDA from ongoing operations	$66,800	$11,949	$78,749
Reconciliation of profit (loss):
Depreciation and amortization			23,694
Plant shutdowns, asset impairments, restructurings and other (a)			956
Interest income			16
Interest expense			4,141
Gain on investment in kaleo, inc.			1,406
Stock option-based compensation expense			1,414
Corporate expenses, net (d)			40,402
Income (loss) from continuing operations before income tax			9,564
Income tax expense (benefit)			(3,021)
Net income (loss) from continuing operations			12,585
Income (loss) from discontinued operations, net of tax			15,870
Net income (loss)			$28,455
Refer to Notes to Financial Tables that follow these tables.

Identifiable Assets
(In thousands)	2024	2023
Aluminum Extrusions	$247,205	$255,756
PE Films	55,081	56,536
Subtotal	302,286	312,292
General corporate	46,883	36,652
Cash, cash equivalents and restricted cash (b)	7,062	13,051
Discontinued operations	126	84,466
Total	$356,357	$446,461

	Depreciation and Amortization			Capital Expenditures
(In thousands)	2024	2023	2022	2024	2023	2022
Aluminum Extrusions	$17,722	$17,927	$17,414	$10,097	$20,339	$23,664
PE Films	5,200	6,522	6,280	1,761	1,772	3,289
Subtotal	22,922	24,449	23,694	11,858	22,111	26,953
General corporate (d)	302	369	264	—	12	1,771
Discontinued operations	2,313	2,865	2,444	2,489	4,323	8,151
Total	$25,537	$27,683	$26,402	$14,347	$26,446	$36,875

Net Sales by Geographic Area (c)
(In thousands)	2024	2023	2022
United States	$514,743	$506,475	$675,528
Exports from the United States to:
Asia	46,724	26,217	41,841
Canada	9,541	12,121	10,477
Europe	97	9	1,384
Latin America	5,068	6,192	5,587
Operations outside the United States:
Asia	841	552	626
Total	$577,014	$551,566	$735,443

	Identifiable Assets by Geographic Area (c)		Property, Plant & Equipment, Net by Geographic Area (c)
(In thousands)	2024	2023	2024	2023
United States	$294,303	$302,037	$127,992	$139,552
Operations outside the United States:
China	7,983	10,255	7,217	9,361
General corporate	46,883	36,652	1,823	2,244
Cash, cash equivalents and restricted cash (b)	7,062	13,051	n/a	n/a
Discontinued operations	126	84,466	—	32,298
Total	$356,357	$446,461	$137,032	$183,455
Refer to Notes to Financial Tables that follow these tables.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $26.9 million in 2024, $15.9 million in 2023 and $20.1 million in 2022.

Net Sales by Product Group
(In thousands)	2024	2023	2022
Aluminum Extrusions:
Nonresidential building & construction	$265,496	$273,648	$350,377
Consumer durables	31,911	37,257	60,252
Automotive	39,283	46,014	49,330
Machinery & equipment	51,149	41,908	57,795
Distribution	11,750	13,719	28,533
Residential building & construction	36,303	36,774	61,815
Electrical	35,923	25,483	29,770
Subtotal	471,815	474,803	637,872
PE Films:
Surface protection films	75,909	47,463	68,140
Packaging	29,290	29,300	29,431
Subtotal	105,199	76,763	97,571
Total	$577,014	$551,566	$735,443
(a)See Note 1 for more information on losses associated with plant shutdowns, asset impairments and restructurings and other items.
(b)Cash, cash equivalents and restricted cash includes funds held in locations outside the U.S. of $1.6 million and $0.8 million at December 31, 2024 and 2023, respectively.
(c)Export sales relate primarily to PE Films.
(d)Corporate depreciation and amortization are included in corporate expenses, net, on the Segment Revenue, Segment Profit (Loss), and Significant Expenses tables above.
(e)Excludes related depreciation and amortization.
(f)Other expenses include segment allocated employee compensation benefits expense.
13. SAVINGS PLAN
Tredegar has a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation, up to IRS limitations. Charges recognized for the savings plan were $3.7 million in 2024, $3.8 million in 2023 and $3.7 million in 2022. The provisions of the savings plan provided the following benefits for salaried and certain hourly employees:
•The Company makes matching contributions to the savings plan of $1 for every $1 an employee contributes per pay period up to a maximum of 5% of eligible compensation.
•The savings plan includes immediate vesting of matching contributions and automatic enrollment at 3% of eligible compensation unless the employee opts out or elects a different percentage.
The Company also has a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations (“restoration plan”). The Company’s liability under the restoration plan was $0.7 million at December 31, 2024 (consisting of 88,148 phantom shares of common stock) and $0.4 million at December 31, 2023 (consisting of 78,192 phantom shares of common stock) and valued at the closing market price on those dates. Charges recognized for the restoration plan were immaterial for the years 2024, 2023 and 2022.
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

14. SUPPLY CHAIN FINANCING
The Company had supply chain finance service agreements with third-party financial institutions to provide platforms that facilitate the ability of participating suppliers to finance payment obligations from the Company with third-party financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, were not affected by suppliers’ decisions to finance amounts under the supply chain finance agreements. As of December 31, 2024, the Company is no longer participating in supply chain finance service agreements through third-party financial institutions. As of December 31, 2023, $1.0 million of the Company’s accounts payable were financed by participating suppliers through third-party financial institutions.
A reconciliation of the beginning and ending balances of the supply chain financing for the year ended December 31, 2024 is as follows:

(In thousands)	2024	2023
Balance, beginning of year	$1,006	$14,823
New obligations entered	—	27,763
Less payments made	(1,006)	(41,580)
Balance, end of year	$—	$1,006
15. CONTINGENCIES
Tredegar is involved in various stages of investigation and remediation relating to environmental matters at certain current and former plant locations. Where the Company has determined the nature and scope of any required environmental remediation activity, estimates of cleanup costs have been obtained and accrued. As efforts to maintain compliance with applicable environmental laws and regulations continue, additional contingencies may be identified. If additional contingencies are identified in the future, the Company’s practice is to determine at that time the nature and scope of those contingencies, obtain and accrue estimates of the cost of remediation, and perform remediation. While the Company believes it is currently adequately accrued for known environmental issues, it is possible that unexpected future costs for known or unknown environmental issues could have a material adverse effect on its financial condition, results of operations and cash flows at that time.
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
16. DIVESTITURES
Flexible Packaging Films
On September 1, 2023, the Company entered into an agreement to sell Terphane, headquartered in Brazil, to Oben for net cash-free and debt-free base consideration of $116 million.
On November 1, 2024, Tredegar completed the sale of Terphane to Oben. At closing, Tredegar received $60 million in cash, which is net of Terphane debt assumed by Oben of $20 million and estimated Terphane cash retained by Oben of $2 million. The cash proceeds received by Tredegar at closing are after deducting net working capital adjustments and closing indebtedness ($20.5 million), escrow funds ($19.8 million), projected Brazil withholding taxes ($10.8 million), and transaction expenses ($4.4 million). On February 28, 2025, the Company received $9.8 million from post-closing settlement of the transaction, which was $2.8 million higher than expected mainly due to higher cash held at Terphane in Brazil than estimated at closing. The proceeds from the sale of Terphane were required to be used to pay down debt outstanding under the ABL Facility.

Upon completion of the sale, the Company recognized a pre-tax loss of $74.9 million for the year ended December 31, 2024, which includes the realization of other comprehensive losses on foreign currency translation adjustments, net of gains on derivative financial instruments of $102.3 million previously reflected in accumulated other comprehensive income (loss).
The following table summarizes the financial results of discontinued operations reflected in the Consolidated Statements of Income (Loss) for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Revenue and other items
Sales	$118,382	$131,502	$176,579
Other income (expense), net	8	2	(51)
	118,390	131,504	176,528
Costs and expenses
Cost of goods sold	97,919	118,669	133,493
Freight	5,598	5,177	8,440
Selling, general and administrative	7,608	10,819	9,179
Research and development	655	867	891
Amortization of intangibles	78	139	396
Interest expense (a)	7,532	5,291	849
Asset impairments and costs associated with exit and disposal activities, net of adjustments	—	107	—
Loss on sale of business	74,877	—	—
Total	194,267	141,069	153,248
Income (loss) from discontinued operations before income tax	(75,877)	(9,565)	23,280
Income tax expense (benefit)	(10,267)	(2,825)	7,410
Income (loss) from discontinued operations, net of tax	$(65,610)	$(6,740)	$15,870
(a) For the years ended December 31, 2024 and 2023, interest expense includes $1.9 million and $0.4 million, respectively, directly related to the $20 million of outstanding Terphane debt assumed by Oben.

Interest expense allocated to discontinued operations was determined by applying the ABL Facility weighted-average interest rate to the Terphane sale proceeds, as the sale proceeds were required to be used to pay down debt outstanding under the ABL Facility.

The assets and liabilities of the discontinued operations reflected in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively were as follows:

	December 31,
(In thousands)	2024	2023
Assets
Restricted cash	$—	$404
Accounts and other receivables, net	—	12,323
Inventories	—	32,382
Prepaid expenses and other	—	3,249
Total current assets	—	48,358
Property, plant and equipment, net	—	32,298
Right-of-use leased assets	—	748
Identifiable intangible assets, net	—	746
Deferred income taxes (a)	126	1,880
Other assets	—	436
Total non-current assets	126	36,108
Total assets of discontinued operations	$126	$84,466

Liabilities
Accounts payable (a)	$161	$25,695
Accrued expenses (a)	580	5,836
Lease liability, short-term	—	204
Income taxes payable	—	1,027
Total current liabilities	741	32,762
Lease liability long-term	—	546
Long term debt	—	20,000
Other non-current liabilities	—	257
Total non-current liabilities	—	20,803
Total liabilities of discontinued operations	$741	$53,565
(a) The consolidated balance sheet of discontinued operations as of December 31, 2024 includes $0.1 million of deferred tax assets, $0.6 million of severance and $0.2 million of miscellaneous accrued expenses.

The following table provides significant operating, investing and financing cash flow information for discontinued operations:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating activities:
Depreciation and amortization	$2,313	$2,865	$2,444
Loss on the sale of divested business	74,877	—	—
Total	$77,190	$2,865	$2,444
Investing activities:
Net proceeds on sale of divested business	$54,631	$—	$—
Capital expenditures	(2,489)	(4,323)	(8,151)
Total	$52,142	$(4,323)	$(8,151)
Financing activities
Borrowings	$—	$20,000	$—
Debt principal payments	—	—	—
Total	$—	$20,000	$—

17. SELECTED QUARTERLY FINANCIAL DATA
Tredegar Corporation and Subsidiaries
(In thousands, except per-share amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2024
Sales	$143,972	$153,940	$146,064	$154,049
Gross profit	23,851	29,598	18,125	24,483

Income (loss) from continuing operations, net of tax	2,604	9,170	(3,389)	(7,339)
Income (loss) from discontinued operations, net of tax	684	(378)	(557)	(65,359)
Net income (loss)	$3,288	$8,792	$(3,946)	$(72,698)

Earnings (loss) per share:
Basic:
Continuing operations	$0.08	$0.27	$(0.10)	$(0.21)
Discontinued operations	0.02	(0.01)	(0.01)	(1.91)
Basic	$0.10	$0.26	$(0.11)	$(2.12)

Diluted:
Continuing operations	$0.08	$0.27	$(0.10)	$(0.21)
Discontinued operations	0.02	(0.01)	(0.01)	(1.91)
Diluted	$0.10	$0.26	$(0.11)	$(2.12)

For the year ended December 31, 2023
Sales	$159,237	$143,350	$134,569	$136,167
Gross profit	22,655	15,987	14,090	18,394

Income (loss) from continuing operations, net of tax	(17)	(15,918)	(49,172)	(34,057)
Income (loss) from discontinued operations, net of tax	(992)	(3,004)	(1,208)	(1,534)
Net income (loss)	$(1,009)	$(18,922)	$(50,380)	$(35,591)

Earnings (loss) per share:
Basic:
Continuing operations	$—	$(0.47)	$(1.43)	$(1.00)
Discontinued operations	(0.03)	(0.09)	(0.04)	(0.04)
Basic	$(0.03)	$(0.56)	$(1.47)	$(1.04)

Diluted:
Continuing operations	$—	$(0.47)	$(1.43)	$(1.00)
Discontinued operations	(0.03)	(0.09)	(0.04)	(0.04)
Diluted	$(0.03)	$(0.56)	$(1.47)	$(1.04)
Due to rounding, the sum of quarterly amounts presented in the table above may not add up precisely to the corresponding full year amounts.
Item 16. FORM 10-K SUMMARY
Not Applicable.

EXHIBIT INDEX

2.1
Purchase and Sale Agreement, dated as of September 1, 2023, by and among Packfilm US LLC, Film Trading Importacao e Representacao Ltda., Terphane LLC, Terphane Limitada, Tredegar Film Products (Latin America), Inc., Terphane Acquisition Corporation II, TAC Holdings, LLC, Tredegar Investments LLC, Tredegar Corporation and Oben Holding Group S.A.C. (filed as Exhibit 2.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on September 5, 2023, and incorporated herein by reference)

2.2
First Amendment to Purchase and Sale Agreement, dated October 31, 2024, by and among Oben US, LLC (f/k/a Packfilm US, LLC), Film Trading Importaçãcao e Representaçãcao Ltda., Terphane LLC, Terphane Limitada, Tredegar Film Products (Latin America), Inc., Terphane Acquisition Corp. II, TAC Holdings, LLC, Tredegar Investments LLC, Oben Holding Group S.A.C. and Tredegar Corporation (filed as Exhibit 2.2 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on November 6, 2024, and incorporated herein by reference)

3.1
Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.1.1
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.1.2
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar, as of May 24, 2013 (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 29, 2013 and incorporated herein by reference)

3.1.3
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar, as of May 4, 2016 (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 6, 2016, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Tredegar Corporation, as of August 4, 2023 (filed as Exhibit 3.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on August 7, 2023, and incorporated herein by reference)

4.1	Description of Registered Securities (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No 1-10258) for the year ended December 31, 2019, and incorporated herein by reference)
10.1
Second Amended and Restated Credit Agreement, dated as of June 29, 2022, among Tredegar, as borrower, the lenders named therein, JPMorgan Chase Bank N.A., as administrative agent, Citizens Bank N.A and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.1
Second Amended and Restated Guaranty, dated as of June 29, 2022, by and among the subsidiaries of Tredegar listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein) (filed as Exhibit 4.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.2
Second Amended and Restated Pledge Agreement, dated as of June 29, 2022, by and among Tredegar and the subsidiaries of Tredegar listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.3
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 29, 2022, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 10.1 of Tredegar’s Second Quarter 2023 Form 10-Q (File No. 1-10258), filed on August 9, 2023, and incorporated herein by reference)

10.1.4
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of August 3, 2023, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 10.2 of Tredegar’s Second Quarter 2023 Form 10-Q (File No. 1-10258), filed on August 9, 2023, and incorporated herein by reference)

10.1.5
Amendment No. 3, dated December 27, 2023, to the Second Amended and Restated Credit Agreement, dated June 29, 2022, by and among Tredegar Corporation, as borrower, certain of Tredegar Corporation’s material domestic subsidiaries, as guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 28, 2023, and incorporated herein by reference)

10.1.6
Third Amended and Restated Pledge and Security Agreement, dated as of December 27, 2023, by and among Tredegar Corporation and the subsidiaries of Tredegar Corporation listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 28, 2023, and incorporated herein by reference)

10.1.7
Amendment No. 4, dated April 16, 2024, to the Second Amended and Restated Credit Agreement, dated June 29, 2022, by and among Tredegar Corporation, as borrower, certain of Tredegar Corporation’s material domestic subsidiaries, as guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents (filed as Exhibit 10.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 22, 2024, and incorporated herein by reference)

10.2
Reorganization and Distribution Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.3
Employee Benefits Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4
Tax Sharing Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.5
Indemnification Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6
Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1
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
Resolutions of the Executive Committee of the Board of Directors of Tredegar adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.8
Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.9
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 27, 2013, and incorporated herein by reference)

*10.10
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.11
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.12
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.18 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2020, and incorporated herein by reference)

*10.13
Form of Notice of Stock Appreciation Right Grant and Stock Appreciation Right Terms and Conditions (filed as Exhibit 10.19 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2020, and incorporated herein by reference)

*10.14
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.20 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2020, and incorporated herein by reference)

*10.15
Tredegar 2018 Equity Incentive Plan, as amended and restated (filed as Annex A to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on March 25, 2021, and incorporated herein by reference)

*10.16
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 7, 2018, and incorporated herein by reference)

*10.17
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar Corporation’s Registration Statement on Form S-8 (Registration No. 333-230386), filed on March 19, 2019, and incorporated herein by reference)

*10.18
Form of Executive Change-in-Control Severance Agreement (filed as Exhibit 10.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on October 4, 2023, and incorporated herein by reference)

10.19
Standard Buyout Commitment Agreement, dated October 31, 2023, by and between Tredegar Corporation and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on November 6, 2023, and incorporated herein by reference)

*10.20
Form of Notice of Phantom Stock Unit Award and Phantom Stock Unit Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2024, and incorporated herein by reference)

+19	Insider Trading Policy
+21	Subsidiaries of Tredegar
+23	Consent of KPMG LLP, Independent Registered Public Accounting Firm
+31.1
Certification of President and Chief Executive Officer (Principal Executive Officer) of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2
Certification of Vice President and Chief Financial Officer (Principal Financial Officer) of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) of Tredegar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2
Certification of Vice President and Chief Financial Officer (Principal Financial Officer) of Tredegar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
Executive Incentive-based Compensation Recoupment Policy (filed as exhibit 97 to Tredegar's Annual Report on Form 10-K (File no. 1-10258) for the year ended December 31, 2023, and incorporated her by reference)

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

TREDEGAR CORPORATION (Registrant)

Dated:	March 12, 2025	By	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2025.

Signature		Title

/s/	John M. Steitz	President, Chief Executive Officer and Director
	(John M. Steitz)	(Principal Executive Officer)

/s/	D. Andrew Edwards	Executive Vice President and Chief Financial Officer
	(D. Andrew Edwards)	(Principal Financial Officer)

/s/	Frasier W. Brickhouse, II	Corporate Treasurer and Controller
	(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/	Gregory A. Pratt	Chairman of the Board of Directors
(Gregory A. Pratt)

/s/	George C. Freeman, III	Director
(George C. Freeman, III)

/s/	Kenneth R. Newsome	Director
(Kenneth R. Newsome)

/s/	Thomas G. Snead, Jr.	Director
(Thomas G. Snead, Jr.)

/s/	Carl E. Tack, III	Director
(Carl E. Tack, III)

/s/	Christine R. Vlahcevic	Director
(Christine R. Vlahcevic)