Form 10-Q
period 2025-03-31
TREDEGAR CORP
filed 2025-05-08
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of May 2, 2025: 34,921,723

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,657	$7,062
Accounts and other receivables, net	79,749	64,817
Income taxes recoverable	301	—
Inventories	68,895	51,381
Prepaid expenses and other	9,125	16,567
Total current assets	161,727	139,827
Property, plant and equipment, at cost	501,741	499,426
Less: accumulated depreciation	(367,206)	(362,394)
Net property, plant and equipment	134,535	137,032
Right-of-use leased assets	14,267	14,635
Identifiable intangible assets, net	6,887	7,326
Goodwill	22,446	22,446
Deferred income taxes	32,330	32,517
Other assets	2,025	2,448
Noncurrent assets of discontinued operations	—	126
Total assets	$374,217	$356,357
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,190	$64,704
Accrued expenses	16,960	22,168
Lease liability, short-term	2,476	2,453
Short-term debt	627	1,322
Income taxes payable	550	320
Current liabilities of discontinued operations	—	741
Total current liabilities	103,803	91,708
Lease liability, long-term	12,514	12,993
ABL revolving facility	56,000	60,600
Pension and other postretirement benefit obligations, net	5,870	5,914
Deferred income tax liabilities	69	69
Other non-current liabilities	4,591	4,105
Total liabilities	182,847	175,389
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,903,429 shares at March 31, 2025 and 34,661,272 shares at December 31, 2024)	64,151	63,590
Common stock held in trust for savings restoration plan (118,543 shares at March 31, 2025 and December 31, 2024)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	5,132	5,105
Gain (loss) on derivative financial instruments	70	268
Pension and other postretirement benefit adjustments	737	826
Retained earnings	123,513	113,412
Total shareholders’ equity	191,370	180,968
Total liabilities and shareholders’ equity	$374,217	$356,357
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues and other items:
Sales	$164,738	$143,972
Other income (expense), net	(10)	6
	164,728	143,978
Costs and expenses:
Cost of goods sold	135,643	115,106
Freight	5,566	5,015
Selling, general and administrative	20,660	16,533
Research and development	165	151
Amortization of identifiable intangibles	440	440
Pension and postretirement benefits	(25)	54
Interest expense	1,013	1,184
Asset impairments and costs associated with exit and disposal activities, net of adjustments	18	507
Total	163,480	138,990
Income (loss) from continuing operations before income taxes	1,248	4,988
Income tax expense (benefit)	577	2,384
Net income (loss) from continuing operations	671	2,604
Income (loss) from discontinued operations, net of tax	9,430	684
Net income (loss)	$10,101	$3,288

Earnings (loss) per share:
Basic:
Continuing operations	$0.02	$0.08
Discontinued operations	0.27	0.02
Basic earnings (loss) per share	$0.29	$0.10
Diluted:
Continuing operations	$0.02	$0.08
Discontinued operations	0.27	0.02
Diluted earnings (loss) per share	$0.29	$0.10

Shares used to compute earnings (loss) per share:
Basic	34,612	34,323
Diluted	34,612	34,323
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$10,101	$3,288
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2025 and net of tax expense of $221 in 2024)	27	(1,948)
Derivative financial instruments adjustment (net of tax benefit of $68 in 2025 and net of tax benefit of $140 in 2024)	(198)	(504)
Amortization of prior service costs and net gains or losses (net of tax benefit of $25 in 2025 and net of tax benefit of $8 in 2024)	(89)	(27)
Other comprehensive income (loss)	(260)	(2,479)
Comprehensive income (loss)	$9,841	$809
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$10,101	$3,288
Adjustments for noncash items:
Depreciation	5,086	6,252
Amortization of identifiable intangibles	440	464
Reduction of right-of-use lease asset	529	610
Deferred income taxes	407	623
Accrued pension and post-retirement benefits	80	54
Stock-based compensation expense	472	686
(Gain) loss on the sale of divested business	(9,657)	—
Changes in assets and liabilities:
Accounts and other receivables	(14,931)	(5,337)
Inventories	(17,513)	(5,481)
Income taxes recoverable/payable	(71)	(580)
Prepaid expenses and other	7,174	1,890
Accounts payable and accrued expenses	12,687	(10,306)
Lease liability	(616)	(689)
Pension and postretirement benefit plan contributions	(152)	(158)
Other, net	958	965
Net cash provided by (used in) operating activities	(5,006)	(7,719)
Cash flows from investing activities:
Capital expenditures	(2,957)	(2,461)
Proceeds from the sale of Terphane	9,835	—
Proceeds from the sale of assets	—	83
Net cash provided by (used in) investing activities	6,878	(2,378)
Cash flows from financing activities:
Borrowings	33,750	179,248
Debt principal payments	(39,047)	(177,240)
Net cash provided by (used in) financing activities	(5,297)	2,008
Effect of exchange rate changes on cash	20	(574)
Increase (decrease) in cash and cash equivalents	(3,405)	(8,663)
Cash and cash equivalents at beginning of period	7,062	13,455
Cash and cash equivalents at end of period	$3,657	$4,792
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2025	$63,590	$113,412	$(2,233)	$6,199	$180,968
Net income (loss)	—	10,101	—	—	10,101
Foreign currency translation adjustment	—	—	—	27	27
Derivative financial instruments adjustment	—	—	—	(198)	(198)
Amortization of prior service costs and net gains or losses	—	—	—	(89)	(89)
Stock-based compensation expense	561	—	—	—	561
Balance March 31, 2025	$64,151	$123,513	$(2,233)	$5,939	$191,370
The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2024	$61,606	$177,977	$(2,233)	$(81,697)	$155,653
Net income (loss)	—	3,288	—	—	3,288
Foreign currency translation adjustment	—	—	—	(1,948)	(1,948)
Derivative financial instruments adjustment	—	—	—	(504)	(504)
Amortization of prior service costs and net gains or losses	—	—	—	(27)	(27)
Stock-based compensation expense	579	—	—	—	579
Repurchase of employee common stock for tax withholdings	(226)	—	—	—	(226)
Balance at March 31, 2024	$61,959	$181,265	$(2,233)	$(84,176)	$156,815
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of March 31, 2025, the condensed consolidated results of operations for the three months ended March 31, 2025 and 2024, the condensed consolidated cash flows for the three months ended March 31, 2025 and 2024, and the condensed consolidated changes in shareholders’ equity for the three months ended March 31, 2025 and 2024, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2025 and 2024 for this segment references 13-week periods ended March 30, 2025 and March 31, 2024, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. As a result, the Company’s cash and cash equivalents declined by $3.6 million as of December 31, 2024 since the Company made payments to the Aluminum Extrusions segment to fund its working capital during the intervening period.
The condensed consolidated financial statements as of December 31, 2024 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2024 Form 10-K.
The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.
Sale of Flexible Packaging Films
On November 1, 2024, the Company completed the sale of its flexible packaging films business (also referred to as “Terphane”) headquartered in Brazil to Oben Group (“Oben”). Commencing in the fourth quarter of 2024, all historical results for Terphane have been presented as discontinued operations. For more information on this transaction, see Note 11.
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
2. ACCOUNTS AND OTHER RECEIVABLES
As of March 31, 2025 and December 31, 2024, accounts and other receivables, net include the following:

(In thousands)	March 31, 2025	December 31, 2024
Customer receivables	$79,654	$64,094
Other receivables	357	952
Total accounts and other receivables	80,011	65,046
Less: Allowance for bad debts	(262)	(229)
Total accounts and other receivables, net	$79,749	$64,817
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	March 31, 2025	December 31, 2024
Finished goods	$14,245	$15,051
Work-in-process	5,006	2,986
Raw materials	26,135	12,158
Stores, supplies and other	23,509	21,186
Total	$68,895	$51,381
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three months ended March 31, 2025 and 2024. This information has been included in the pension benefit table below.

The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three months ended March 31, 2025 and 2024, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Service cost	$—	$—	$2	$3
Interest cost	19	19	68	67
Amortization of prior service costs, (gains) losses and net transition asset	5	5	(119)	(40)
Net periodic benefit cost	$24	$24	$(49)	$30
Pension and other postretirement liabilities were $6.5 million and $6.6 million at March 31, 2025 and December 31, 2024, respectively ($0.6 million included in “Accrued expenses” at March 31, 2025 and December 31, 2024 with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
Tredegar funds its other postretirement benefits on a claims-made basis; for 2025, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2024, or approximately $0.4 million.
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Weighted average shares outstanding used to compute basic earnings per share	34,612	34,323
Incremental dilutive shares attributable to stock options and restricted stock	—	—
Shares used to compute diluted earnings per share	34,612	34,323
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,325,890 for the three months ended March 31, 2025. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,870,670 for the three months ended March 31, 2024.
6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$5,105	$268	$826	$6,199
Other comprehensive income (loss)	27	(381)	—	(354)
Income tax (expense) benefit	—	83	—	83
Other comprehensive income (loss), net of tax	27	(298)	—	(271)
Reclassification adjustment to net income (loss)	—	115	(114)	1
Income tax (expense) benefit	—	(15)	25	10
Reclassification adjustment to net income (loss), net of tax	—	100	(89)	11
Other comprehensive income (loss), net of tax	27	(198)	(89)	(260)
Balance at March 31, 2025	$5,132	$70	$737	$5,939

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(83,037)	$801	$539	$(81,697)
Other comprehensive income (loss)	(1,727)	282	—	(1,445)
Income tax (expense) benefit	(221)	(112)	—	(333)
Other comprehensive income (loss), net of tax	(1,948)	170	—	(1,778)
Reclassification adjustment to net income (loss)	—	(927)	(35)	(962)
Income tax (expense) benefit	—	253	8	261
Reclassification adjustment to net income (loss), net of tax	—	(674)	(27)	(701)
Other comprehensive income (loss), net of tax	(1,948)	(504)	(27)	(2,479)
Balance at March 31, 2024	$(84,985)	$297	$512	$(84,176)
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $4.5 million (2.8 million pounds of aluminum) at March 31, 2025 and $4.3 million (3.1 million pounds of aluminum) at December 31, 2024.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$254	Prepaid expenses and other	$172
Liability derivatives: Aluminum futures contracts	Accrued expenses	(137)	Accrued expenses	(57)
Aluminum futures contracts	Other non-current liabilities	(23)	Other non-current liabilities	—
Net asset (liability)		$94		$115
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2025 and 2024 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended March 31,
	Aluminum Futures Contracts
(In thousands)	2025	2024
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(38)	$721
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(18)	$519
As of March 31, 2025, the Company expects $0.1 million of unrealized after-tax gains on aluminum derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2025 and 2024, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
8. INCOME TAXES
Tredegar recorded tax expense (benefit) of $0.6 million on pre-tax income (loss) from continuing operations of $1.2 million in the first three months of 2025. The effective tax rate in the first three months of 2025 was 46.2% and 47.8% in the first three months of 2024. The effective tax rate in the first three months of 2025 was impacted by lower taxable discrete items and a lower projected annual effective tax rate offset by the impact of lower book income.
9. BUSINESS SEGMENTS
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
The following tables present segment revenue, segment profit (loss), and significant expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$133,635	$25,537	$159,172
Reconciliation of revenue:
Add back freight			5,566
Sales as shown in the consolidated statements of income (loss)			$164,738
Less:
Variable costs	$103,523	$11,977	$115,500
Manufacturing fixed costs[1]	11,214	3,459	14,673
Selling, general and administrative costs[1]	9,412	2,592	12,004
Other[2]	326	(11)	315
EBITDA from ongoing operations	$9,160	$7,520	$16,680
Reconciliation of profit (loss):
Depreciation and amortization			5,475
Plant shutdowns, asset impairments, restructurings and other			1,167
Interest income			5
Interest expense			1,013
Corporate expenses, net[3]			7,782
Income (loss) from continuing operations before income tax			1,248
Income tax expense (benefit)			577
Net income (loss) from continuing operations			671
Income (loss) from discontinued operations, net of tax			9,430
Net income (loss)			$10,101
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

	Three Months Ended March 31, 2024
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$114,222	$24,735	$138,957
Reconciliation of revenue:
Add back freight			5,015
Sales as shown in the consolidated statements of income (loss)			$143,972
Less:
Variable costs	$84,786	$12,024	$96,810
Manufacturing fixed costs[1]	9,625	3,243	12,868
Selling, general and administrative costs[1]	6,798	2,516	9,314
Other[2]	473	48	521
EBITDA from ongoing operations	$12,540	$6,904	$19,444
Reconciliation of profit (loss):
Depreciation and amortization			5,871
Plant shutdowns, asset impairments, restructurings and other			1,671
Interest income			20
Interest expense			1,184
Corporate expenses, net[3]			5,750
Income (loss) from continuing operations before income tax			4,988
Income tax expense (benefit)			2,384
Net income (loss) from continuing operations			2,604
Income (loss) from discontinued operations, net of tax			684
Net income (loss)			$3,288
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.
The following table presents identifiable assets by segment at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Aluminum Extrusions	$272,161	$247,205
PE Films	56,231	55,081
Subtotal	328,392	302,286
General corporate	42,168	46,883
Cash and cash equivalents	3,657	7,062
Discontinued operations	—	126
Total	$374,217	$356,357
The following table presents depreciation and amortization for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Aluminum Extrusions	$4,225	$4,542
PE Films	1,250	1,329
Subtotal	5,475	5,871
General corporate	51	94
Discontinued operations	—	751
Total	$5,526	$6,716

The following table presents capital expenditures for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Aluminum Extrusions	$2,370	$1,550
PE Films	587	394
Subtotal	2,957	1,944
Discontinued operations	—	517
Total	$2,957	$2,461
The following tables disaggregate the Company’s revenue by geographic area and product group for the three months ended March 31, 2025 and 2024:

Net Sales by Geographic Area (a)
	Three Months Ended March 31,
(In thousands)	2025	2024
United States	$144,357	$124,981
Exports from the United States to:
Asia	10,836	8,814
Latin America	1,579	1,311
Canada	2,173	3,664
Europe	7	25
Operations outside the United States:
Asia	220	162
Total	$159,172	$138,957
(a) Export sales relate mostly to PE Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $6.6 million and $6.1 million in the first quarter of 2025 and 2024, respectively.

Net Sales by Product Group
	Three Months Ended March 31,
(In thousands)	2025	2024
Aluminum Extrusions:
Nonresidential building & construction	$67,601	$68,228
Consumer durables	11,667	7,670
Automotive	10,998	10,189
Residential building & construction	8,998	7,591
Electrical	15,341	5,607
Machinery & equipment	15,283	11,716
Distribution	3,747	3,221
Subtotal	133,635	114,222
PE Films:
Surface protection films	18,770	17,011
Overwrap packaging	6,767	7,724
Subtotal	25,537	24,735
Total	$159,172	$138,957

10. DEBT
ABL Facility
In December 2023, the Company entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the "Credit Agreement”), which, prior to the ABL Adjustment Date (as defined below), provided the Company with a $180 million senior secured asset-based revolving credit facility. In April 2024, the Company entered into Amendment No. 4 to the Credit Agreement (as amended by Amendment No. 3 and Amendment No. 4, the “ABL Facility”) that, among other items: (i) moved the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) required weekly reporting of the borrowing base financial covenant until the ABL Adjustment Date. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company received the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility was to be reduced to $125 million. On November 1, 2024, with the closing of the sale of Terphane, the ABL Adjustment Date occurred. The ABL Facility was to expire on June 30, 2026. As of March 31, 2025, funds available to borrow under the ABL Facility was $50.9 million, or 40.7% of the aggregate commitment of $125 million.
Outstanding borrowings accrue interest at the rates elected by the Company depending on the type of loan and denomination of such borrowing. With respect to revolving loans denominated in U.S. Dollars, the Company may elect interest rates at:
•Alternate Base Rate (“ABR”) Spread (as defined in the ABL Facility) is determined in accordance with an excess availability-based pricing grid. ABR is defined, in part, as the greater of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day plus ½ of 1% and (c) the Adjusted Term Secured Overnight Financing Rate ("SOFR Rate") (defined below) for a one-month period plus 1%; or
•The Term Benchmark Spread (as defined in the ABL Facility) is determined in accordance with an excess availability-based pricing grid. Adjusted Term SOFR Rate is defined as the Term SOFR Rate plus 0.10%, subject to an initial Floor (as defined in the ABL Facility) of 0%.
Based upon the quarterly average of daily availability under the ABL Facility, the interest rate pricing grid applicable after the ABL Adjustment Date is as follows:

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
A Cash Dominion Period goes into effect if availability under the ABL Facility falls below 12.5% of the aggregate commitment or an Event of Default (as defined in the ABL Facility) occurs. The Company would then be subject to the Cash Dominion Period until the Event of Default is waived, cured or the availability under the ABL Facility is above 12.5% of the maximum aggregate principal amount for 30 consecutive days. During a Cash Dominion Period, receipts that have not yet been applied to the ABL Facility are classified as restricted cash in the Company’s consolidated balance sheets.
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

In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of March 31, 2025, the Company was in compliance with all debt covenants.
On May 6, 2025, the Company entered into Amendment No. 5 (the "Amended ABL Facility") to the Credit Agreement. The material terms of the Amended ABL Facility include the following:
•Provides for a $125 million asset-based facility.
•The maturity date was extended to May 6, 2030.
•The interest rate margins were reduced to a range between 1.75%-2.25% for any Term Benchmark Loan and any RFR Loan (each as defined in the Amended ABL Facility) and 0.75%-1.25% for any ABR Loan (as defined in the Amended ABL Facility), in each case, based on average quarterly availability.
•The commitment fee was decreased from 0.40% to (i) 0.25% if the Average Usage (as defined in the Amended ABL Facility) is greater than or equal to 50% and (ii) 0.375% if Average Usage is less than 50%.
•The borrowing base calculation was amended as follows: (i) real property is no longer eligible to be included in the borrowing base, (ii) the PP&E Component (as defined in the Amended ABL Facility), as included in the borrowing base, was changed to the lesser of (a) 60% of the Net Orderly Liquidation Value (as defined in the Amended ABL Facility) in place of eligible equipment and (b) 30% of the borrowing base and (iii) the amount of eligible cash included in the borrowing base is now capped at 15% of the borrowing base.
•A Cash Dominion Period is now triggered when (x) availability falls below the greater of (i) 12.5% of the Line Cap (as defined in the Amended ABL Facility) and (ii) $12.6 million or (y) during the continuation of an event of default and continuing until (x) availability is above the greater of (i) 12.5% of the Line Cap and (ii) $12.6 million for 30 consecutive days and (y) no events of default are continuing.
•Compliance with the fixed charge coverage ratio of 1.00 to 1.00 is now triggered upon the occurrence of availability being less than the greater of (x) 10% of the Line Cap and (y) $10 million and will continue until availability is equal to or greater than the greater of (x) 10% of the Line Cap and (y) $10 million for 30 consecutive days, as long as no events of default are continuing.
PE Films Guangzhou Loan
On June 25, 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan revolving loan with the Industrial and Commercial Bank of China. The loan matures on July 3, 2025. The interest rate is the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of March 31, 2025, the interest rate on the outstanding loan balance was 2.90%. The revolving loan is secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027. As of March 31, 2025 and December 31, 2024, this loan is presented as current debt on the consolidated balance sheets.
11. DISCONTINUED OPERATIONS
Flexible Packaging Films
On September 1, 2023, the Company entered into an agreement to sell Terphane, headquartered in Brazil, to Oben for net cash-free and debt-free base consideration of $116 million.
On November 1, 2024, Tredegar completed the sale of Terphane to Oben. At closing, Tredegar received $60 million in cash, which was net of Terphane debt assumed by Oben of $20 million and estimated Terphane cash retained by Oben of $2 million. The cash proceeds received by Tredegar at closing were after deducting net working capital adjustments and closing indebtedness ($20.5 million), escrow funds ($19.8 million), projected Brazil withholding taxes ($10.8 million), and transaction expenses ($4.4 million). On February 28, 2025, the Company received $9.8 million from post-closing settlement of the transaction. The proceeds from the sale of Terphane were required to be used to pay down debt outstanding under the ABL Facility.
Upon completion of the sale, the Company recognized a pre-tax loss of $74.9 million for the year ended December 31, 2024, which included the realization of other comprehensive losses on foreign currency translation adjustments, net of gains on derivative financial instruments of $102.3 million previously reflected in accumulated other comprehensive income (loss).

The following table summarizes the financial results of discontinued operations reflected in the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue and other items
Sales	$—	$31,764
Other income (expense), net	—	2
	—	31,766
Costs and expenses
Cost of goods sold	—	26,936
Freight	—	1,652
Selling, general and administrative	227	1,724
Research and development	—	201
Amortization of intangibles	—	25
Interest expense[1]	—	2,271
(Gain) loss on sale of business	(9,657)	—
Total	(9,430)	32,809
Income (loss) from discontinued operations before income tax	9,430	(1,043)
Income tax expense (benefit)[2]	—	(1,727)
Income (loss) from discontinued operations, net of tax	$9,430	$684
1.For the three months ended March 31, 2024, interest expense includes $0.6 million directly related to the $20 million of outstanding Terphane debt assumed by Oben.
2.An inconsequential income tax expense (benefit) was recognized during the three months ended March 31, 2025 primarily due to foreign tax credits generated from the final Brazilian withholding tax payment made during the period, which offset the tax liability on the income from discontinued operations.

Interest expense allocated to discontinued operations was determined by applying the ABL Facility weighted-average interest rate to the Terphane sale proceeds, as the sale proceeds were required to be used to pay down debt outstanding under the ABL Facility.
The assets and liabilities of the discontinued operations reflected in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Assets
Deferred income taxes	$—	$126
Total noncurrent assets of discontinued operations	$—	$126

Liabilities[1]
Accounts payable	$—	$161
Accrued expenses	—	580
Total current liabilities of discontinued operations	$—	$741
1.The consolidated balance sheet of discontinued operations as of December 31, 2024 includes $0.6 million of severance and $0.2 million of miscellaneous accrued expenses.

The following table provides significant operating, investing and financing cash flow information for discontinued operations:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating activities:
Depreciation and amortization	$—	$751
Gain (loss) on the sale of divested business	(9,657)	—
Total	$(9,657)	$751
Investing activities:
Proceeds from the sale of Terphane	$9,835	$—
Capital expenditures	—	517
Total	$9,835	$517

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
•the impact of macroeconomic factors, such as inflation, interest rates and recession risks;
•an increase in the operating costs incurred by the Company’s business units, including, for example, the cost of raw materials and energy;
•noncompliance with any of the financial and other restrictive covenants in the ABL Facility;
•failure to continue to attract, develop and retain certain key officers or employees;
•disruptions to the Company’s manufacturing facilities, including those resulting from labor shortages;
•an information technology system failure or breach;
•risks of doing business in countries outside the U.S. that affect our international operations;
•the impact of public health epidemics on employees, production and the global economy, such as the COVID-19 pandemic;
•political, economic and regulatory factors concerning the Company’s products;
•inability to develop, efficiently manufacture and deliver new products at competitive prices;
•the impact of the imposition of tariffs and sanctions on imported aluminum ingot used by Bonnell Aluminum;
•failure by governmental entities to prevent foreign companies from evading antidumping and countervailing duties;
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
•inability to successfully complete strategic acquisitions or dispositions, failure to realize the expected benefits of such acquisitions or dispositions, and assumption of unanticipated risks in such acquisitions or dispositions;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC.
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

Critical Accounting Policies and Estimates
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting standards in the United States ("GAAP"). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the 2024 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. Since December 31, 2024, there have been no changes in these policies or estimates that have had a material impact on our results of operations or financial position.
Business Overview
Tredegar Corporation is an industrial manufacturer with two primary businesses: custom aluminum extrusions for the building & construction (“B&C”). automotive and specialty end-use markets in the United States through its Aluminum Extrusions segment (with exports comprising less than 5% of total sales volume) and surface protection films for high-technology applications in the global electronics industry through its PE Films segment. With approximately 1,500 employees, the Company operates manufacturing facilities in the U.S. and China.
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
First quarter 2025 net income (loss) from continuing operations was $0.7 million ($0.02 per diluted share) compared to $2.6 million ($0.08 per diluted share) in the first quarter of 2024.
First Quarter Financial Results Highlights
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations for Aluminum Extrusions was $9.2 million in the first quarter of 2025 versus $12.5 million in the first quarter of 2024
◦Sales volume was 37.9 million pounds in the first quarter of 2025 versus 33.8 million pounds in the first quarter of 2024.
◦Net new orders increased 36% in the first quarter of 2025 versus the first quarter of 2024 and 24% versus the fourth quarter of 2024. Open orders at the end of the first quarter of 2025 were 25 million pounds, which is up from 15 million pounds at the end of the first quarter of 2024 and 17 million pounds at the end of the fourth quarter of 2024.
•EBITDA from ongoing operations for PE Films was $7.5 million in the first quarter of 2025 versus $6.9 million in the first quarter of 2024 and versus $7.6 million in the fourth quarter of 2024.
◦Sales volume was 9.6 million pounds in the first quarter of 2025 versus 10.0 million pounds in the first quarter of 2024.

Results of Operations
First Quarter of 2025 Compared with the First Quarter of 2024
The following table presents a bridge of consolidated net income (loss) from continuing operations from the first quarter of 2024 to the first quarter of 2025 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the three months ended March 31, 2024	$2,604
Income tax expense (benefit)	2,384
Income (loss) from continuing operations before income taxes for the three months ended March 31, 2024	4,988
Change in income (loss) from increases (decreases) in the following items:
Sales	20,766
Other income (expense), net	(16)
Total	20,750
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(20,537)
Freight	(551)
Selling, general and administrative	(4,127)
Asset impairments and costs associated with exit and disposal activities, net of adjustments	489
Other	236
Total	(24,490)
Income (loss) from continuing operations before income taxes for the three months ended March 31, 2025	1,248
Income tax expense (benefit)	577
Net income (loss) from continuing operations for the three months ended March 31, 2025	$671
Sales in the first quarter of 2025 increased by $20.8 million compared with the first quarter of 2024. Net sales (sales less freight) in Aluminum Extrusions increased $19.4 million, primarily due to higher sales volume and the pass-through of higher metal costs, partially offset by a lower average conversion price add-on to metal costs associated with a shift in sales mix. Net sales in PE Films increased $0.8 million, primarily due to volume increases in Surface Protection. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 14.3% in the first quarter of 2025 compared to 16.6% in the first quarter of 2024. The gross profit margin in Aluminum Extrusions decreased compared to the prior year period primarily due to lower spread (the difference between selling prices and metal costs) associated with a shift in sales mix, higher variable manufacturing costs associated with material yield, which was unfavorable to projected rates, increased labor, net of increased labor productivity, to accommodate the rise in orders, unfavorable maintenance expense associated with extreme winter weather events and downed equipment, higher die expense associated with the timing of purchases and increasing volume and higher utilities, partially offset by higher volume. Additionally, the timing of the flow-through under the first-in first-out (“FIFO”) method of aluminum raw materials costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $1.7 million in the first quarter of 2025 versus a charge of $1.3 million in the first quarter of 2024. The gross profit margin in PE Films increased due to a higher Surface Protection contribution margin associated with increased volume, favorable sales mix and pricing and cost improvements, partially offset by decreased overwrap films contribution margin associated with lower volume and unfavorable sales mix and unfavorable pricing.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 12.6% in the first quarter of 2025 compared with 11.6% in the first quarter of 2024. Higher SG&A spending was primarily due to higher professional fees associated with business development activities and higher employee-related incentive compensation.
The decrease in asset impairments and costs associated with exit and disposal activities, net of adjustments is due to the closure of the PE Films technical center in Richmond, VA in 2024.
The effective tax rate used to compute income taxes (benefit) from continuing operations in the first three months of 2025 was 46.2% compared to 47.8% in the first three months of 2024. The effective tax rate in the first three months of 2025 was impacted by lower taxable discrete items and a lower projected annual effective tax rate offset by the impact of lower book income.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first quarters of 2025 and 2024 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the table in the Segment Operations Review section below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended March 31,
(In millions)	2025	2024
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$0.4	$0.6
Storm damage to the Newnan, Georgia plant[1]	—	0.1
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	0.3	0.2
Aluminum premium charge as a result of unplanned maintenance interruptions[2]	0.3	—
Total for Aluminum Extrusions	$1.0	$0.9
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Richmond, Virginia Technical Center closure expenses, including severance[3]	$—	$0.2
Richmond, Virginia Technical Center lease modification[3]	—	0.3
Total for PE Films	$—	$0.5
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$2.5	$0.2
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.2	0.9
Group annuity contract premium adjustment[4]	0.1	—
Professional fees associated with the transition to the ABL Facility[1]	0.1	0.2
Initial installment proceeds on the sale of corporate-owned land[4]	(0.1)	—
Total for Corporate	$2.8	$1.3
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Cost of Goods Sold” in the condensed consolidated statements of income.
3. See Note 1 for additional information.
4. Included in “Other income (expense), net” in the condensed consolidated statements of income.

Average total debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2025	2024
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$59.7	$133.1
Average interest rate	7.2%	9.1%

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/
(In thousands, except percentages)	March 31,		(Unfavorable)
	2025	2024	% Change
Sales volume (lbs)	37,918	33,841	12.0%
Net sales	$133,635	$114,222	17.0%
Variable costs	103,523	84,786	(22.1)%
Manufacturing fixed costs[1]	11,214	9,625	(16.5)%
Selling, general and administrative costs[1]	9,412	6,798	(38.5)%
Other[2]	326	473	31.1%
EBITDA from ongoing operations	$9,160	$12,540	(27.0)%
Depreciation & amortization	(4,225)	(4,542)	7.0%
EBIT from ongoing operations[3]	$4,935	$7,998	(38.3)%
Capital expenditures	$2,370	$1,550
1. Excludes related depreciation and amortization
2. Includes segment allocated employee compensation benefit expenses
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.

First Quarter 2025 Results vs. First Quarter 2024 Results
Net sales (sales less freight) in the first quarter of 2025 increased 17.0% versus the first quarter of 2024 primarily due to higher sales volume and the pass-through of higher metal costs, partially offset by a lower average conversion price add-on to metal costs associated with a shift in sales mix. Sales volume in the first quarter of 2025 increased 12.0% versus the first quarter of 2024 and 5.9% versus the fourth quarter of 2024. The Company saw increased shipments for specialty markets, primarily for solar panels within the electrical product group for both year-over-year and sequential periods and TSLOTSTM aluminum framing systems versus the first quarter of last year. The Company estimates that the growth in the solar market was partly due to regaining share previously lost to imported aluminum extrusions.
Net new orders increased 36% in the first quarter of 2025 versus the first quarter of 2024 and 24% versus the fourth quarter of 2024, largely due to improving sales opportunities. The Company is experiencing strong demand and share gains for solar products within the electrical product group (as noted above) and curtainwall and institutional walkway covers within the non-residential B&C product group. The first quarter of 2025 marked the tenth consecutive quarterly increase for this metric, supporting the Company’s belief that a steady recovery is underway.
Open orders at the end of the first quarter of 2025 were 25 million pounds, which is up from 15 million pounds at the end of the first quarter of 2024 and 17 million pounds at the end of the fourth quarter of 2024 and is the highest level in the last two years. This level falls within the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions that resulted in long lead times.
On February 10, 2025, the Section 232 tariffs on all aluminum imports were increased from 10% to 25%, effective March 12, 2025, and certain country-specific and product-specific exclusions from the tariffs were revoked. This action also expanded the scope of the tariffs to include downstream products, including certain finished aluminum goods. These measures, which are in addition to existing antidumping and countervailing duties, are intended to prevent the circumvention of duties through the importation of downstream products. The tariffs on aluminum imports have been implemented with no country-specific or product-specific exclusions occurring to date. The Company believes that it has begun to regain some market share for business that was previously associated with imports, particularly in the specialty market, as noted above.
EBITDA from ongoing operations in the first quarter of 2025 decreased $3.4 million versus the first quarter of 2024, primarily due to:
•Flat contribution margin (net sales less variable costs) associated with:
◦Lower spread (the difference between selling prices and metal costs) associated with a shift in sales mix ($2.4 million), higher variable manufacturing costs associated with material yield, which was unfavorable to projected rates ($0.7 million unfavorable in the first quarter of 2025 versus $0.6 million favorable in the first quarter of 2024), increased labor, net of increased labor productivity ($0.6 million), to accommodate the rise in orders, unfavorable maintenance expense associated with extreme winter weather events and downed equipment ($0.7 million), higher die expense associated with the timing of purchases and increasing volume ($1.0 million) and higher utilities ($0.2 million), partially offset by higher volume ($3.4 million); and
◦The timing of the flow-through under the first-in first-out (“FIFO”) method of aluminum raw materials costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $1.7 million in the first quarter of 2025 versus a charge of $1.3 million in the first quarter of 2024.
•Higher fixed costs associated with wage increases and added resources to support increasing volume ($1.0 million).
•Higher selling, general and administrative ("SG&A") expenses of $2.6 million primarily associated with employee-related compensation ($1.7 million), travel and consulting fees ($0.3 million) and routine environmental compliance costs ($0.4 million).
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
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/
(In thousands, except percentages)	March 31,		(Unfavorable)
	2025	2024	% Change
Sales volume (lbs)	9,639	10,036	(4.0)%
Net sales	$25,537	$24,735	3.2%
Variable costs	11,977	12,024	0.4%
Manufacturing fixed costs[1]	3,459	3,243	(6.7)%
Selling, general and administrative costs[1]	2,592	2,516	(3.0)%
Other[2]	(11)	48	122.9%
EBITDA from ongoing operations	$7,520	$6,904	8.9%
Depreciation & amortization	(1,250)	(1,329)	5.9%
EBIT from ongoing operations[3]	$6,270	$5,575	12.5%
Capital expenditures	$587	$394
1. Excludes related depreciation and amortization
2. Includes segment allocated employee compensation benefit expenses
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.

First Quarter 2025 Results vs. First Quarter 2024 Results
Net sales in the first quarter of 2025 increased 3.2% versus the first quarter of 2024, due to higher net sales in surface protection films. Surface Protection sales volume increased 4% in the first quarter of 2025 versus the first quarter of 2024 and decreased 5.6% versus the fourth quarter of 2024. Recent volume performance for Surface Protection has exceeded expectations, given high sales volume in the first half of 2024 associated with restocking of Surface Protection customer inventories. The Company believes there is the possibility that some display volume may have been pulled forward in anticipation of U.S. tariffs on imported televisions and mobile devices. To date, Surface Protection has not experienced an adverse impact on customer demand related to potential tariff actions; however, the situation remains fluid and the impact on consumer electronics is uncertain. Overwrap sales volume, which is predominantly manufactured and sold in the U.S. and used in consumer staple items, decreased 11.9% in the first quarter of 2025 versus a strong volume performance in the first quarter of 2024.
EBITDA from ongoing operations in the first quarter of 2025 increased $0.6 million versus the first quarter of 2024, primarily due to:
•Higher contribution margin of $0.9 million resulting from:

◦A $1.5 million increase from Surface Protection associated with increased volume, favorable sales mix and pricing ($0.7 million) and cost improvements ($0.8 million); and
◦A $0.7 million decrease from overwrap films primarily due to lower volume, unfavorable sales mix ($0.5 million) and unfavorable pricing ($0.1 million).
There have been significant cyclical swings in the sales volume and EBITDA from ongoing operations for PE Films in the last three years, largely due to the unprecedented downturn in the display industry during the second half of 2022 and first half of 2023. EBITDA from ongoing operations for the past 3.25 years (first quarter of 2025, full year 2024, 2023 and 2022) has averaged approximately $4.7 million per quarter.
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
Corporate Expenses, Interest & Other
Corporate expenses, net in the first three months of 2025 increased $2.0 million compared to the first three months of 2024 primarily due to higher professional fees associated with business development activities ($2.2 million) and higher employee-related incentive compensation ($1.0 million), partially offset by lower external and internal audit fees ($0.4 million), lower professional fees associated with remediation activities related to internal control over financial reporting ($0.4 million), and lower software maintenance fees ($0.1 million).
Interest expense was $1.0 million in the first three months of 2025 in comparison to $1.2 million in the first three months of 2024, primarily due to lower weighted average total debt outstanding and lower interest rates.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.

Reconciliation of Net Sales and EBITDA from Ongoing Operations by Segment
A reconciliation of segment financial information to consolidated results for the Company for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
Net Sales
Aluminum Extrusions	$133,635	$114,222
PE Films	25,537	24,735
Total net sales	159,172	138,957
Add back freight	5,566	5,015
Sales as shown in the condensed consolidated statements of income	$164,738	$143,972

EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$9,160	$12,540
Depreciation & amortization	(4,225)	(4,542)
EBIT	4,935	7,998
Plant shutdowns, asset impairments, restructurings and other	(1,167)	(1,167)
PE Films:
Ongoing operations:
EBITDA	$7,520	$6,904
Depreciation & amortization	(1,250)	(1,329)
EBIT	6,270	5,575
Plant shutdowns, asset impairments, restructurings and other	—	(504)
Total	10,038	11,902
Interest income	5	20
Interest expense	1,013	1,184
Corporate expenses, net	7,782	5,750
Income (loss) from continuing operations before income taxes	1,248	4,988
Income tax expense (benefit)	577	2,384
Net income (loss) from continuing operations	671	2,604
Income (loss) from discontinued operations, net of tax	9,430	684
Net income (loss)	$10,101	$3,288
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2024 to March 31, 2025 are summarized below.

•Accounts and other receivables increased $14.9 million (23.0%).
◦Accounts and other receivables in Aluminum Extrusions increased $13.2 million primarily due to higher sales volume and the pass-through of higher metal costs, partially offset by a lower average conversion price add-on to metal costs associated with a shift in sales mix. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 44.9 days for the 12 months ended March 31, 2025 and 44.7 days for the 12 months ended December 31, 2024.
◦Accounts and other receivables in PE Films increased $1.2 million primarily due to the timing of cash collections and orders related to overwrap films during the first quarter of 2025 compared to the fourth quarter of 2024. DSO was approximately 25.2 days for the 12 months ended March 31, 2025 and 24.9 days for the 12 months ended December 31, 2024.
•Inventories increased $17.5 million (34.1%).
◦Inventories in Aluminum Extrusions increased $16.8 million primarily due to higher average aluminum prices and increased raw material levels from seasonally low levels at the end of last year. DIO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 48.0 days for the 12 months ended March 31, 2025 and 47.4 days for the 12 months ended December 31, 2024.
◦Inventories in PE Films increased $0.8 million primarily due to higher raw materials levels. DIO was approximately 50.7 days for the 12 months ended March 31, 2025 and 50.3 days for the 12 months ended December 31, 2024.
•Net property, plant and equipment decreased $2.5 million primarily due to depreciation expense of $5.1 million, partially offset by capital expenditures of $2.7 million.
•Identifiable intangible assets, net decreased $0.4 million (6.0%) due to amortization expense.
•Accounts payable increased $18.5 million (28.6%).
◦Accounts payable in Aluminum Extrusions increased $16.0 million primarily due to higher average aluminum prices and increased raw material purchases. DPO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of accounts payable balances) was approximately 45.4 days for the 12 months ended March 31, 2025 and 44.5 days for the 12 months ended December 31, 2024.
◦Accounts payable in PE Films increased $0.9 million primarily due to higher raw material purchases. DPO was approximately 39.9 days for the 12 months ended March 31, 2025 and 41.3 days for the 12 months ended December 31, 2024.
Net cash used in operating activities was $5.0 million in the first three months of 2025 compared to net cash used in operating activities of $7.7 million in the first three months of 2024. The change in operating activities from the Company's continuing business segments is primarily due to lower working capital, partially offset by lower EBITDA from ongoing operations.
Net cash provided by investing activities was $6.9 million in the first three months of 2025 compared to net cash used in investing activities of $2.4 million the first three months of 2024. The change is primarily due to $9.8 million post-closing settlement proceeds associated with the sale of Terphane received in the first three months of 2025, partially offset by higher capital expenditures ($0.5 million).
Net cash used in financing activities of $5.3 million in the first three months of 2025 compared to net cash provided by financing activities of $2.0 million in the first three months of 2024. The change is primarily due to higher debt principal payments, net of borrowings ($7.3 million) under the ABL Facility (as defined below).
At March 31, 2025, the Company had cash and cash equivalents of $3.7 million, including cash and cash equivalents held in locations outside the U.S. of $1.3 million.
Debt and Credit Agreements
ABL Facility
In December 2023, the Company entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the "Credit Agreement”), which, prior to the ABL Adjustment Date (as defined below), provided the Company with a $180 million senior secured asset-based revolving credit facility. In April 2024, the Company entered into Amendment No. 4 to the Credit Agreement (as amended by Amendment No. 3 and Amendment No. 4, the “ABL Facility”) that, among other items: (i) moved the ABL Adjustment Date (defined below) from March 31, 2025 to September 30, 2025 and (ii) required weekly reporting of the borrowing base financial covenant until the ABL Adjustment Date. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, owned real properties, and owned machinery and equipment. Upon the earlier of September 30, 2025 or the date the Company received the proceeds from the sale of Terphane (the “ABL Adjustment Date”), the $180 million ABL Facility was to be reduced to $125 million. On November 1, 2024, with the closing of the sale of Terphane, the ABL Adjustment Date occurred. The ABL Facility was to expire on June 30, 2026.
The financial covenant is a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.00:1.00 that will be triggered in the event that availability is less than 10% of the $125 million commitment amount and continuing thereafter until availability is greater than 10% of the $125 million commitment amount for 30 consecutive days. As of March 31, 2025, funds available to borrow under the ABL Facility was $50.9 million, or 40.7% of the aggregate commitment of $125 million.
On May 6, 2025, the Company entered into Amendment No. 5 (the "Amended ABL Facility") to the Credit Agreement. The material terms of the Amended ABL Facility include the following:
•Provides for a $125 million asset-based facility.
•The maturity date was extended to May 6, 2030.
•The interest rate margins were reduced to a range between 1.75%-2.25% for any Term Benchmark Loan and any RFR Loan (each as defined in the Amended ABL Facility) and 0.75%-1.25% for any ABR Loan (as defined in the Amended ABL Facility), in each case, based on average quarterly availability.
•The commitment fee was decreased from 0.40% to (i) 0.25% if the Average Usage (as defined in the Amended ABL Facility) is greater than or equal to 50% and (ii) 0.375% if Average Usage is less than 50%.
•The borrowing base calculation was amended as follows: (i) real property is no longer eligible to be included in the borrowing base, (ii) the PP&E Component (as defined in the Amended ABL Facility), as included in the borrowing base, was changed to the lesser of (a) 60% of the Net Orderly Liquidation Value (as defined in the Amended ABL Facility) in place of eligible equipment and (b) 30% of the borrowing base and (iii) the amount of eligible cash included in the borrowing base is now capped at 15% of the borrowing base.
•A Cash Dominion Period is now triggered when (x) availability falls below the greater of (i) 12.5% of the Line Cap (as defined in the Amended ABL Facility) and (ii) $12.6 million or (y) during the continuation of an event of default and continuing until (x) availability is above the greater of (i) 12.5% of the Line Cap and (ii) $12.6 million for 30 consecutive days and (y) no events of default are continuing.
•Compliance with the fixed charge coverage ratio of 1.00 to 1.00 is now triggered upon the occurrence of availability being less than the greater of (x) 10% of the Line Cap and (y) $10 million and will continue until availability is equal to or greater than the greater of (x) 10% of the Line Cap and (y) $10 million for 30 consecutive days, as long as no events of default are continuing.

The computation of Credit EBITDA, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended March 31, 2025 *
Computations of Credit EBITDA for the twelve months ended March 31, 2025 (in thousands):
Net income (loss)	$(57,752)
Plus:
After-tax losses related to discontinued operations	56,864
Total income tax expense for continuing operations	—
Interest expense	4,493
Depreciation and amortization expense for continuing operations	22,784
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	23,389
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process	355
Terphane sale transaction costs in an amount not to exceed $10,000	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(1,972)
Interest income	(21)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(144)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Plus or minus, as applicable, pro forma EBITDA adjustments to pension expense associated with the early payment of pension obligations	(181)
Credit EBITDA	$47,815
Fixed charge coverage ratio**:
Credit EBITDA	$47,815
Unfinanced capital expenditures	$12,871
Fixed charges	$5,424
Fixed charge coverage ratio	6.44
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.
** Fixed Charge Coverage Ratio is computed as the ratio of (a) Credit EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges.

PE Films Guangzhou Loan
On June 25, 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan revolving loan with the Industrial and Commercial Bank of China. The loan matures on July 3, 2025. The interest rate is the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of March 31, 2025, the interest rate on the outstanding loan balance was 2.90%. The revolving loan is secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027. As of March 31, 2025 and December 31, 2024, this loan is presented as current debt on the consolidated balance sheets.
For more information on the ABL Facility and the PE Films Guangzhou Loan, see Note 10.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See Liquidity and Capital Resources above regarding interest rate exposures related to borrowings under the ABL Facility.
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

Source: Quarterly averages computed by Tredegar using monthly data provided by Oil Price Information Service (OPIS). In January 2023, OPIS reflected a 41 cents per pound non-market adjustment based on their estimate of the growth of discounts in the prior periods. The fourth quarter 2022 average rate of $0.60 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2022.

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
Tredegar attempts to match the pricing and cost of its products in the same currency and generally views the volatility of foreign currencies and the corresponding impact on earnings and cash flow as part of the overall risk of operating in a global environment (for additional information, see trends for the Chinese Yuan in the chart on the below). Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from foreign operations relates to the Chinese Yuan.
PE Films is generally able to match the currency of its sales and costs for its product lines. Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films did not have a material impact on EBITDA from ongoing operations during the first quarter of 2025 compared with the same period of 2024.

Trends for the Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.
Based on this evaluation of our disclosure controls and procedures as of March 31, 2025, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II - OTHER INFORMATION
Item 1A. Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2024 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no material updates or changes to our risk factors previously disclosed in the 2024 Form 10-K.
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Tredegar Corporation
(Registrant)

Date:	May 8, 2025	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2025	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)