Form 10-Q
period 2025-06-30
TREDEGAR CORP
filed 2025-08-08
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of August 1, 2025: 34,892,602

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,795	$7,062
Accounts and other receivables, net	78,833	64,817
Income taxes recoverable	303	—
Inventories	66,648	51,381
Prepaid expenses and other	8,174	16,567
Total current assets	163,753	139,827
Property, plant and equipment, at cost	499,331	499,426
Less: accumulated depreciation	(367,764)	(362,394)
Net property, plant and equipment	131,567	137,032
Right-of-use leased assets	13,731	14,635
Identifiable intangible assets, net	6,447	7,326
Goodwill	22,446	22,446
Deferred income taxes	31,369	32,517
Other assets	2,272	2,448
Noncurrent assets of discontinued operations	—	126
Total assets	$371,585	$356,357
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$68,181	$64,704
Accrued expenses	21,357	22,168
Lease liability, short-term	2,404	2,453
Short-term debt	629	1,322
Income taxes payable	273	320
Current liabilities of discontinued operations	—	741
Total current liabilities	92,844	91,708
Lease liability, long-term	11,962	12,993
ABL revolving facility	62,000	60,600
Pension and other postretirement benefit obligations, net	5,821	5,914
Deferred income tax liabilities	69	69
Other non-current liabilities	4,783	4,105
Total liabilities	177,479	175,389
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,876,616 shares at June 30, 2025 and 34,661,272 shares at December 31, 2024)	64,561	63,590
Common stock held in trust for savings restoration plan (118,543 shares at June 30, 2025 and December 31, 2024)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	5,180	5,105
Gain (loss) on derivative financial instruments	666	268
Pension and other postretirement benefit adjustments	688	826
Retained earnings	125,244	113,412
Total shareholders’ equity	194,106	180,968
Total liabilities and shareholders’ equity	$371,585	$356,357
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues and other items:
Sales	$179,116	$153,940	$343,853	$297,912
Other income (expense), net	1,385	322	1,376	328
	180,501	154,262	345,229	298,240
Costs and expenses:
Cost of goods sold	148,535	119,012	284,178	234,119
Freight	6,153	5,330	11,720	10,344
Selling, general and administrative	20,557	19,083	41,217	35,616
Research and development	193	(28)	357	123
Amortization of identifiable intangibles	440	460	879	899
Pension and postretirement benefits	27	54	3	109
Interest expense	1,785	1,139	2,798	2,323
Asset impairments and costs associated with exit and disposal activities, net of adjustments	(1)	80	17	587
Total	177,689	145,130	341,169	284,120
Income (loss) from continuing operations before income taxes	2,812	9,132	4,060	14,120
Income tax expense (benefit)	984	(38)	1,560	2,346
Net income (loss) from continuing operations	1,828	9,170	2,500	11,774
Income (loss) from discontinued operations, net of tax	(97)	(378)	9,332	306
Net income (loss)	$1,731	$8,792	$11,832	$12,080

Earnings (loss) per share:
Basic:
Continuing operations	$0.05	$0.27	$0.07	$0.34
Discontinued operations	—	(0.01)	0.27	0.01
Basic earnings (loss) per share	$0.05	$0.26	$0.34	$0.35
Diluted:
Continuing operations	$0.05	$0.27	$0.07	$0.34
Discontinued operations	—	(0.01)	0.27	0.01
Diluted earnings (loss) per share	$0.05	$0.26	$0.34	$0.35

Shares used to compute earnings (loss) per share:
Basic	34,775	34,378	34,694	34,350
Diluted	34,775	34,378	34,694	34,350
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Net income (loss)	$1,731	$8,792
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2025 and net of tax benefit of $691 in 2024)	49	(5,288)
Derivative financial instruments adjustment (net of tax expense of $171 in 2025 and net of tax benefit of $253 in 2024)	595	(861)
Amortization of prior service costs and net gains or losses (net of tax benefit of $14 in 2025 and net of tax benefit of $8 in 2024)	(49)	(28)
Other comprehensive income (loss)	595	(6,177)
Comprehensive income (loss)	$2,326	$2,615

	Six Months Ended June 30,
	2025	2024
Net income (loss)	$11,832	$12,080
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2025 and net of tax benefit of $470 in 2024)	75	(7,236)
Derivative financial instruments adjustment (net of tax expense of $103 in 2025 and net of tax benefit of $393 in 2024)	398	(1,365)
Amortization of prior service costs and net gains or losses (net of tax benefit of $38 in 2025 and net of tax benefit of $16 in 2024)	(138)	(55)
Other comprehensive income (loss)	335	(8,656)
Comprehensive income (loss)	$12,167	$3,424
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$11,832	$12,080
Adjustments for noncash items:
Depreciation	10,018	12,357
Amortization of identifiable intangibles	879	948
Reduction of right-of-use lease asset	1,064	1,178
Deferred income taxes	1,209	2,248
Accrued pension and post-retirement benefits	107	109
Stock-based compensation expense	919	1,086
Gain on investment in kaléo	—	(144)
Gain on the sale of assets	(1,492)	—
Gain on the sale of divested business	(9,657)	—
Changes in assets and liabilities:
Accounts and other receivables	(14,016)	(17,160)
Inventories	(15,263)	(10,357)
Income taxes recoverable/payable	(349)	(539)
Prepaid expenses and other	8,897	2,597
Accounts payable and accrued expenses	2,336	3,305
Lease liability	(1,240)	(1,408)
Pension and postretirement benefit plan contributions	(291)	(306)
Other, net	2,195	1,335
Net cash provided by (used in) operating activities	(2,852)	7,329
Cash flows from investing activities:
Capital expenditures	(5,638)	(4,782)
Proceeds from the sale of Terphane	9,835	—
Proceeds on sale of investment in kaléo	—	144
Proceeds from the sale of assets	1,904	83
Net cash provided by (used in) investing activities	6,101	(4,555)
Cash flows from financing activities:
Borrowings	88,197	340,818
Debt principal payments	(87,494)	(345,140)
Debt financing costs	(1,272)	(587)
Net cash provided by (used in) financing activities	(569)	(4,909)
Effect of exchange rate changes on cash	53	(2,651)
Increase (decrease) in cash and cash equivalents	2,733	(4,786)
Cash and cash equivalents at beginning of period	7,062	13,455
Cash and cash equivalents at end of period	$9,795	$8,669
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance April 1, 2025	$64,151	$123,513	$(2,233)	$5,939	$191,370
Net income (loss)	—	1,731	—	—	1,731
Foreign currency translation adjustment	—	—	—	49	49
Derivative financial instruments adjustment	—	—	—	595	595
Amortization of prior service costs and net gains or losses	—	—	—	(49)	(49)
Stock-based compensation expense	769	—	—	—	769
Repurchase of employee common stock for tax withholdings	(359)	—	—	—	(359)
Balance June 30, 2025	$64,561	$125,244	$(2,233)	$6,534	$194,106
The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2025	$63,590	$113,412	$(2,233)	$6,199	$180,968
Net income (loss)	—	11,832	—	—	11,832
Foreign currency translation adjustment	—	—	—	75	75
Derivative financial instruments adjustment	—	—	—	398	398
Amortization of prior service costs and net gains or losses	—	—	—	(138)	(138)
Stock-based compensation expense	1,560	—	—	—	1,560
Repurchase of employee common stock for tax withholdings	(589)	—	—	—	(589)
Balance June 30, 2025	$64,561	$125,244	$(2,233)	$6,534	$194,106

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at April 1, 2024	$61,959	$181,265	$(2,233)	$(84,176)	$156,815
Net income (loss)	—	8,792	—	—	8,792
Foreign currency translation adjustment	—	—	—	(5,288)	(5,288)
Derivative financial instruments adjustment	—	—	—	(861)	(861)
Amortization of prior service costs and net gains or losses	—	—	—	(28)	(28)
Stock-based compensation expense	534	—	—	—	534
Balance at June 30, 2024	$62,493	$190,057	$(2,233)	$(90,353)	$159,964
The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2024	$61,606	$177,977	$(2,233)	$(81,697)	$155,653
Net income (loss)	—	12,080	—	—	12,080
Foreign currency translation adjustment	—	—	—	(7,236)	(7,236)
Derivative financial instruments adjustment	—	—	—	(1,365)	(1,365)
Amortization of prior service costs and net gains or losses	—	—	—	(55)	(55)
Stock-based compensation expense	1,113	—	—	—	1,113
Repurchase of employee common stock for tax withholdings	(226)	—	—	—	(226)
Balance at June 30, 2024	$62,493	$190,057	$(2,233)	$(90,353)	$159,964
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of June 30, 2025, the condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024, the condensed consolidated cash flows for the six months ended June 30, 2025 and 2024, and the condensed consolidated changes in shareholders’ equity for the three and six months ended June 30, 2025 and 2024, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal second quarter for 2025 and 2024 for this segment references 13-week periods ended June 29, 2025 and June 30, 2024, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. As a result, the Company’s cash and cash equivalents declined by $3.6 million as of December 31, 2024 since the Company made payments to the Aluminum Extrusions segment to fund its working capital during the intervening period. There was no intercompany funding with Aluminum Extrusions between June 29, 2025 and June 30, 2025.
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
The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year.
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
In December 2023, the FASB issued ASU 2023-09 to improve the income tax disclosures related to the rate reconciliation and income taxes paid information and to improve the effectiveness of income tax disclosures. The amendments in this ASU will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company will adopt this ASU on a prospective basis and continues to evaluate additional disclosures that may be required in its Annual Report on Form 10-K for the year ended December 31, 2025.
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
2. ACCOUNTS AND OTHER RECEIVABLES
As of June 30, 2025 and December 31, 2024, accounts and other receivables, net include the following:

(In thousands)	June 30, 2025	December 31, 2024
Customer receivables	$78,646	$64,094
Other receivables	459	952
Total accounts and other receivables	79,105	65,046
Less: Allowance for bad debts	(272)	(229)
Total accounts and other receivables, net	$78,833	$64,817
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	June 30, 2025	December 31, 2024
Finished goods	$14,852	$15,051
Work-in-process	5,321	2,986
Raw materials	22,856	12,158
Stores, supplies and other	23,619	21,186
Total	$66,648	$51,381
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three and six months ended June 30, 2025 and 2024. This information has been included in the pension benefit table below.

The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Service cost	$—	$—	$2	$2
Interest cost	20	19	68	69
Amortization of prior service costs, (gains) losses and net transition asset	5	6	(68)	(42)
Net periodic benefit cost	$25	$25	$2	$29

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Service cost	$—	$—	$4	$5
Interest cost	39	38	136	137
Amortization of prior service costs, (gains) losses and net transition asset	10	11	(186)	(82)
Net periodic benefit cost	$49	$49	$(46)	$60
Pension and other postretirement liabilities were $6.4 million and $6.6 million at June 30, 2025 and December 31, 2024, respectively ($0.6 million included in “Accrued expenses” at June 30, 2025 and December 31, 2024 with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
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
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Weighted average shares outstanding used to compute basic earnings per share	34,775	34,378	34,694	34,350
Incremental dilutive shares attributable to stock options and restricted stock	—	—	—	—
Shares used to compute diluted earnings per share	34,775	34,378	34,694	34,350
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,245,367 and 1,285,628 for the three and six months ended June 30, 2025, respectively. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,427,051 and 2,648,861 for the three and six months ended June 30, 2024, respectively.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2025	$5,132	$70	$737	$5,939
Other comprehensive income (loss)	48	754	—	802
Income tax (expense) benefit	—	(168)	—	(168)
Other comprehensive income (loss), net of tax	48	586	—	634
Reclassification adjustment to net income (loss)	—	13	(63)	(50)
Income tax (expense) benefit	—	(3)	14	11
Reclassification adjustment to net income (loss), net of tax	—	10	(49)	(39)
Other comprehensive income (loss), net of tax	48	596	(49)	595
Balance at June 30, 2025	$5,180	$666	$688	$6,534
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$5,105	$268	$826	$6,199
Other comprehensive income (loss)	75	372	—	447
Income tax (expense) benefit	—	(85)	—	(85)
Other comprehensive income (loss), net of tax	75	287	—	362
Reclassification adjustment to net income (loss)	—	129	(176)	(47)
Income tax (expense) benefit	—	(18)	38	20
Reclassification adjustment to net income (loss), net of tax	—	111	(138)	(27)
Other comprehensive income (loss), net of tax	75	398	(138)	335
Balance at June 30, 2025	$5,180	$666	$688	$6,534

The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2024	$(84,985)	$297	$512	$(84,176)
Other comprehensive income (loss)	(5,979)	(1,981)	—	(7,960)
Income tax (expense) benefit	691	430	—	1,121
Other comprehensive income (loss), net of tax	(5,288)	(1,551)	—	(6,839)
Reclassification adjustment to net income (loss)	—	866	(36)	830
Income tax (expense) benefit	—	(176)	8	(168)
Reclassification adjustment to net income (loss), net of tax	—	690	(28)	662
Other comprehensive income (loss), net of tax	(5,288)	(861)	(28)	(6,177)
Balance at June 30, 2024	$(90,273)	$(564)	$484	$(90,353)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(83,037)	$801	$539	$(81,697)
Other comprehensive income (loss)	(7,706)	(1,697)	—	(9,403)
Income tax (expense) benefit	470	317	—	787
Other comprehensive income (loss), net of tax	(7,236)	(1,380)	—	(8,616)
Reclassification adjustment to net income (loss)	—	(61)	(71)	(132)
Income tax (expense) benefit	—	76	16	92
Reclassification adjustment to net income (loss), net of tax	—	15	(55)	(40)
Other comprehensive income (loss), net of tax	(7,236)	(1,365)	(55)	(8,656)
Balance at June 30, 2024	$(90,273)	$(564)	$484	$(90,353)
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $7.9 million (5.1 million pounds of aluminum) at June 30, 2025 and $4.3 million (3.1 million pounds of aluminum) at December 31, 2024.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$780	Prepaid expenses and other	$172
Asset derivatives: Aluminum futures contracts	Other assets	77	Other assets	—
Liability derivatives: Aluminum futures contracts	Accrued expenses	—	Accrued expenses	(57)
Net asset (liability)		$857		$115
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2025 and 2024 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended June 30,
	Aluminum Futures Contracts
(In thousands)	2025	2024
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$750	$(675)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(13)	$(1,028)
	Six Months Ended June 30,
	Aluminum Futures Contracts
	2025	2024
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$711	$46
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(31)	$(509)
As of June 30, 2025, the Company expects $0.6 million of unrealized after-tax gains on aluminum derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and six month periods ended June 30, 2025 and 2024, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
8. INCOME TAXES
Tredegar recorded tax expense (benefit) of $1.6 million on pre-tax income (loss) from continuing operations of $4.1 million in the first six months of 2025. The effective tax rate in the first six months of 2025 was 38.4% and 16.6% in the first six months of 2024. The effective tax rate in the first six months of 2025 was impacted by taxable discrete items, including stock-based compensation, and lower book income.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, which have various effective dates. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.
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
The following tables present segment revenue, segment profit (loss), and significant expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$148,367	$24,596	$172,963
Reconciliation of revenue:
Add back freight			6,153
Sales as shown in the consolidated statements of income (loss)			$179,116
Less:
Variable costs	$116,059	$11,688	$127,747
Manufacturing fixed costs[1]	11,760	3,243	15,003
Selling, general and administrative costs[1]	10,129	2,867	12,996
Other[2]	1,136	87	1,223
EBITDA from ongoing operations	$9,283	$6,711	$15,994
Reconciliation of profit (loss):
Depreciation and amortization			5,323
Plant shutdowns, asset impairments, restructurings and other			56
Interest income			6
Interest expense			1,785
Corporate expenses, net[3]			6,024
Income (loss) from continuing operations before income tax			2,812
Income tax expense (benefit)			984
Net income (loss) from continuing operations			1,828
Income (loss) from discontinued operations, net of tax			(97)
Net income (loss)			$1,731
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

	Three Months Ended June 30, 2024
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$119,413	$29,197	$148,610
Reconciliation of revenue:
Add back freight			5,330
Sales as shown in the consolidated statements of income (loss)			$153,940
Less:
Variable costs	$87,825	$13,183	$101,008
Manufacturing fixed costs[1]	9,881	3,115	12,996
Selling, general and administrative costs[1]	8,972	2,791	11,763
Other[2]	(172)	(25)	(197)
EBITDA from ongoing operations	$12,907	$10,133	$23,040
Reconciliation of profit (loss):
Depreciation and amortization			5,763
Plant shutdowns, asset impairments, restructurings and other			1,729
Interest income			5
Interest expense			1,139
Gain on investment in kaleo, Inc.			144
Corporate expenses, net[3]			5,426
Income (loss) from continuing operations before income tax			9,132
Income tax expense (benefit)			(38)
Net income (loss) from continuing operations			9,170
Income (loss) from discontinued operations, net of tax			(378)
Net income (loss)			$8,792
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.
The following tables present segment revenue, segment profit (loss), and significant expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$281,999	$50,134	$332,133
Reconciliation of revenue:
Add back freight			11,720
Sales as shown in the consolidated statements of income (loss)			$343,853
Less:
Variable costs	$219,582	$23,664	$243,246
Manufacturing fixed costs[1]	22,973	6,702	29,675
Selling, general and administrative costs[1]	19,541	5,459	25,000
Other[2]	1,462	76	1,538
EBITDA from ongoing operations	$18,441	$14,233	$32,674
Reconciliation of profit (loss):
Depreciation and amortization			10,799
Plant shutdowns, asset impairments, restructurings and other			1,224
Interest income			11
Interest expense			2,798
Corporate expenses, net[3]			13,804
Income (loss) from continuing operations before income tax			4,060
Income tax expense (benefit)			1,560
Net income (loss) from continuing operations			2,500
Income (loss) from discontinued operations, net of tax			9,332
Net income (loss)			$11,832
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

	Six Months Ended June 30, 2024
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$233,636	$53,932	$287,568
Reconciliation of revenue:
Add back freight			10,344
Sales as shown in the consolidated statements of income (loss)			$297,912
Less:
Variable costs	$172,610	$25,228	$197,838
Manufacturing fixed costs[1]	19,507	6,336	25,843
Selling, general and administrative costs[1]	15,770	5,307	21,077
Other[2]	302	24	326
EBITDA from ongoing operations	$25,447	$17,037	$42,484
Reconciliation of profit (loss):
Depreciation and amortization			11,633
Plant shutdowns, asset impairments, restructurings and other			3,400
Interest income			25
Interest expense			2,323
Gain on investment in kaleo, Inc.			144
Corporate expenses, net[3]			11,177
Income (loss) from continuing operations before income tax			14,120
Income tax expense (benefit)			2,346
Net income (loss) from continuing operations			11,774
Income (loss) from discontinued operations, net of tax			306
Net income (loss)			$12,080
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.
The following table presents identifiable assets by segment at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Aluminum Extrusions	$266,886	$247,205
PE Films	54,905	55,081
Subtotal	321,791	302,286
General corporate	39,999	46,883
Cash and cash equivalents	9,795	7,062
Discontinued operations	—	126
Total	$371,585	$356,357
The following table presents depreciation and amortization for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Aluminum Extrusions	$4,093	$4,446	$8,319	$8,988
PE Films	1,230	1,317	2,480	2,645
Subtotal	5,323	5,763	10,799	11,633
General corporate	49	94	98	189
Discontinued operations	—	732	—	1,483
Total	$5,372	$6,589	$10,897	$13,305

The following table presents capital expenditures for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Aluminum Extrusions	$2,386	$1,463	$4,757	$3,012
PE Films	295	216	882	610
Subtotal	2,681	1,679	5,639	3,622
Discontinued operations	—	642	—	1,160
Total	$2,681	$2,321	$5,639	$4,782
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and six months ended June 30, 2025 and 2024:

Net Sales by Geographic Area (a)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
United States	$158,293	$131,856	$302,648	$256,837
Exports from the United States to:
Asia	10,336	13,844	21,172	22,659
Latin America	1,011	1,348	2,590	2,659
Canada	2,997	1,458	5,170	5,122
Europe	30	—	37	25
Operations outside the United States:
Asia	296	104	516	266
Total	$172,963	$148,610	$332,133	$287,568
(a) Export sales relate mostly to PE Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $6.3 million and $6.7 million in the second quarter of 2025 and 2024, respectively, and $12.9 million and $12.8 million in the first six months of 2025 and 2024, respectively.

Net Sales by Product Group
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Aluminum Extrusions:
Nonresidential building & construction	$81,625	$69,388	$149,223	$137,616
Consumer durables	12,751	8,559	24,418	16,230
Automotive	11,069	9,715	22,067	19,904
Residential building & construction	10,025	9,481	19,023	17,072
Electrical	12,522	6,927	27,863	12,534
Machinery & equipment	15,998	12,154	31,281	23,870
Distribution	4,377	3,189	8,124	6,410
Subtotal	148,367	119,413	281,999	233,636
PE Films:
Surface protection films	16,741	21,713	35,512	38,725
Overwrap packaging	7,855	7,484	14,622	15,207
Subtotal	24,596	29,197	50,134	53,932
Total	$172,963	$148,610	$332,133	$287,568

10. DEBT
ABL Facility
In May 2025, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Second Amended and Restated Credit Agreement (the "ABL Facility"), which provides the Company with a $125 million senior secured asset-based revolving credit facility. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, and owned machinery and equipment. Amendment No. 5 extended the maturity date of the ABL Facility to May 6, 2030. As of June 30, 2025, funds available to borrow under the ABL Facility was $50.6 million, or 40.5% of the aggregate commitment of $125 million.
Outstanding borrowings accrue interest at the rates elected by the Company depending on the type of loan and denomination of such borrowing. With respect to revolving loans denominated in U.S. Dollars, the Company may elect interest rates at:
•Alternate Base Rate (“ABR”) plus the applicable ABR Spread (as defined in the ABL Facility) determined in accordance with an excess availability-based pricing grid. ABR is defined, in part, as the greater of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day plus ½ of 1% and (c) the Adjusted Term SOFR Rate (defined below) for a one-month period plus 1%; or
•The Adjusted Term Secured Overnight Financing Rate ("SOFR") Rate plus the applicable Term Benchmark Spread (as defined in the ABL Facility) determined in accordance with an excess availability-based pricing grid. Adjusted Term SOFR Rate is defined as the Term SOFR Rate plus 0.10%, subject to an initial Floor (as defined in the ABL Facility) of 0%.
As amended by Amendment No. 5, based upon the quarterly average of daily availability under the ABL Facility, the interest rate pricing grid, is as follows:

Pricing under the ABL Facility (Basis Points)
Quarter Average of Daily Availability	Term Benchmark Spread	ABR Spread
> 66% of $125 million aggregate commitment	175.0	75.0
≤ 66% but > 33% of $125 million aggregate commitment	200.0	100.0
≤ 33% of $125 million aggregate commitment	225.0	125.0
Pursuant to Amendment No. 5, the commitment fee was decreased from 0.40% to (i) 0.25% if the Average Usage (as defined in the ABL Facility) is greater than or equal to 50% and (ii) 0.375% if Average Usage is less than 50%.
The borrowing base calculation was amended by Amendment No. 5 as follows: (i) real property is no longer eligible to be included in the borrowing base, (ii) the PP&E Component (as defined in the ABL Facility), as included in the borrowing base, was decreased to the lesser of (a) 60% of the Net Orderly Liquidation Value (as defined in the ABL Facility) in place of eligible equipment and (b) 30% of the borrowing base and (iii) the amount of eligible cash included in the borrowing base is now capped at 15% of the borrowing base.
The financial covenant is a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.00:1.00 that will be triggered in the event that availability is less than the greater of (x) 10% of the Line Cap (as defined in the ABL Facility) and (y) $10 million and will continue until availability is equal to or greater than the greater of (x) 10% of the Line Cap and (y) $10 million for 30 consecutive days, as long as no events of default are continuing.
If at any time the availability under the ABL facility is less than the greater of (x) 20% of the Line Cap and (y) $20 million and until such subsequent date, if any, on which availability is greater than the greater of (x) 20% of the Line Cap and (y) $20 million for a period of thirty (30) consecutive calendar days, the Company’s current monthly reporting requirements to lenders changes to a weekly cadence.
A Cash Dominion Period (as defined in the ABL Facility) is now triggered when (x) availability falls below the greater of (i) 12.5% of the Line Cap and (ii) $12.6 million or (y) during the continuation of an event of default and continuing until (x) availability is above the greater of (i) 12.5% of the Line Cap and (ii) $12.6 million for 30 consecutive days and (y) no events of default are continuing. During a Cash Dominion Period, receipts that have not yet been applied to the ABL Facility are classified as restricted cash in the Company’s consolidated balance sheets.

The ABL Facility has customary representations and warranties including, as a condition to each borrowing, that all such representations and warranties are true and correct in all material respects (including a representation that no Material Adverse Effect (as defined in the ABL Facility) has occurred since December 31, 2024). In the event that the Company cannot certify that all conditions to the borrowing have been met, the lenders can restrict the Company’s future borrowings under the ABL Facility.
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of June 30, 2025, the Company was in compliance with all debt covenants.
PE Films Guangzhou Loan
In June 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan revolving loan with the Industrial and Commercial Bank of China. This loan matured on July 3, 2025. The interest rate was the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of June 30, 2025, the interest rate on the outstanding loan balance was 2.90%. The revolving loan was secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027. Guangzhou Tredegar has the option to enter into additional loan contracts with the Industrial and Commercial Bank of China for the duration of the mortgage contract. As of June 30, 2025 and December 31, 2024, this loan is presented as current debt on the consolidated balance sheets.
11. DISCONTINUED OPERATIONS
Flexible Packaging Films
In September 2023, the Company entered into an agreement to sell Terphane, headquartered in Brazil, to Oben for net cash-free and debt-free base consideration of $116 million.
On November 1, 2024, Tredegar completed the sale of Terphane to Oben. At closing, Tredegar received $60 million in cash, which was net of Terphane debt assumed by Oben of $20 million and estimated Terphane cash retained by Oben of $2 million. The cash proceeds received by Tredegar at closing were after deducting net working capital adjustments and closing indebtedness ($20.5 million), escrow funds ($19.8 million), projected Brazil withholding taxes ($10.8 million), and transaction expenses ($4.4 million). In February 2025, the Company received $9.8 million from post-closing settlement of the transaction. The proceeds from the sale of Terphane were required to be used to pay down debt outstanding under the ABL Facility.
Upon completion of the sale, the Company recognized a pre-tax loss of $74.9 million for the year ended December 31, 2024, which included the realization of other comprehensive losses on foreign currency translation adjustments, net of gains on derivative financial instruments of $102.3 million previously reflected in accumulated other comprehensive income (loss).

The following table summarizes the financial results of discontinued operations reflected in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue and other items
Sales	$—	$36,295	$—	$68,059
Other income (expense), net	—	1	—	3
	—	36,296	—	68,062
Costs and expenses
Cost of goods sold	—	29,653	—	56,589
Freight	—	1,752	—	3,403
Selling, general and administrative	97	805	325	2,530
Research and development	—	195	—	396
Amortization of intangibles	—	23	—	48
Interest expense[1]	—	2,240	—	4,511
(Gain) loss on sale of business	—	—	(9,657)	—
Total	97	34,668	(9,332)	67,477
Income (loss) from discontinued operations before income tax	(97)	1,628	9,332	585
Income tax expense (benefit)[2]	—	2,006	—	279
Income (loss) from discontinued operations, net of tax	$(97)	$(378)	$9,332	$306
1.For the three and six months ended June 30, 2024, interest expense includes $0.6 million and $1.2 million, respectively, directly related to the $20 million of outstanding Terphane debt assumed by Oben.
2.An inconsequential income tax expense (benefit) was recognized during the three and six months ended June 30, 2025 primarily due to foreign tax credits generated from the final Brazilian withholding tax payment made during the periods, which offset the tax liability on the income from discontinued operations.

Interest expense allocated to discontinued operations was determined by applying the ABL Facility weighted-average interest rate to the Terphane sale proceeds, as the sale proceeds were required to be used to pay down debt outstanding under the ABL Facility.
The assets and liabilities of the discontinued operations reflected in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively, were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Assets
Deferred income taxes	$—	$126
Total noncurrent assets of discontinued operations	$—	$126

Liabilities[1]
Accounts payable	$—	$161
Accrued expenses	—	580
Total current liabilities of discontinued operations	$—	$741
1.The consolidated balance sheet of discontinued operations as of December 31, 2024 includes $0.6 million of severance and $0.2 million of miscellaneous accrued expenses.

The following table provides significant operating, investing and financing cash flow information for discontinued operations:

	Six Months Ended June 30,
(In thousands)	2025	2024
Operating activities:
Depreciation and amortization	$—	$1,483
Gain on the sale of divested business	(9,657)	—
Total	$(9,657)	$1,483
Investing activities:
Proceeds from the sale of Terphane	$9,835	$—
Capital expenditures	—	1,160
Total	$9,835	$1,160

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
Business Overview
Tredegar Corporation is an industrial manufacturer with two primary businesses: custom aluminum extrusions for the building & construction (“B&C”), automotive and specialty end-use markets in the United States through its Aluminum Extrusions segment (with exports comprising less than 5% of total sales volume) and surface protection films for high-technology applications in the global electronics industry through its PE Films segment. With approximately 1,600 employees, the Company operates manufacturing facilities in the U.S. and China.
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
Second quarter 2025 net income (loss) from continuing operations was $1.8 million ($0.05 per diluted share) compared to $9.2 million ($0.27 per diluted share) in the second quarter of 2024.
Second Quarter Financial Results Highlights
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations for Aluminum Extrusions was $9.3 million in the second quarter of 2025 versus $12.9 million in the second quarter of 2024 and versus $9.2 million in the first quarter of 2025.
◦Sales volume was 40.7 million pounds in the second quarter of 2025 versus 34.9 million pounds in the second quarter of 2024.
◦Net new orders increased 21% in the second quarter of 2025 versus the second quarter of 2024 and declined 11% versus the first quarter of 2025. Open orders at the end of the second quarter of 2025 were 25 million pounds, which was up from 14 million pounds at the end of the second quarter of 2024 and flat with the end of the first quarter of 2025.
•EBITDA from ongoing operations for PE Films was $6.7 million in the second quarter of 2025 versus $10.1 million in the second quarter of 2024 and versus $7.5 million in the first quarter of 2025.
◦Sales volume was 9.8 million pounds in the second quarter of 2025 versus 10.5 million pounds in the second quarter of 2024.

Results of Operations
Second Quarter of 2025 Compared with the Second Quarter of 2024 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from the second quarter of 2024 to the second quarter of 2025 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the three months ended June 30, 2024	$9,170
Income tax expense (benefit)	(38)
Income (loss) from continuing operations before income taxes for the three months ended June 30, 2024	9,132
Change in income (loss) from increases (decreases) in the following items:
Sales	25,176
Other income (expense), net	1,063
Total	26,239
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(29,523)
Freight	(823)
Selling, general and administrative	(1,474)
Interest expense	(646)
Other	(93)
Total	(32,559)
Income (loss) from continuing operations before income taxes for the three months ended June 30, 2025	2,812
Income tax expense (benefit)	984
Net income (loss) from continuing operations for the three months ended June 30, 2025	$1,828
Sales in the second quarter of 2025 increased by $25.2 million compared with the second quarter of 2024. Net sales (sales less freight) in Aluminum Extrusions increased $29.0 million, primarily due to higher sales volume and the pass-through of higher metal costs. Net sales in PE Films decreased $4.6 million, primarily due to lower net sales in surface protection films. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 13.6% in the second quarter of 2025 compared to 19.2% in the second quarter of 2024. The gross profit margin in Aluminum Extrusions decreased compared to the prior year period primarily due to higher variable manufacturing costs associated with material yield, higher labor rate, unfavorable labor productivity associated with onboarding new employees, higher expense for externally produced billet related to the increase in volume, unfavorable maintenance and supply expense, higher utilities and higher fixed costs, partially offset by higher sales volume and the pass-through of higher metal costs. Additionally, the timing of the flow-through under the first-in first-out (“FIFO”) method of aluminum raw materials costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a charge of $0.7 million in the second quarter of 2025 versus a benefit of $1.1 million in the second quarter of 2024. The gross profit margin in PE Films decreased due to a lower Surface Protection contribution margin associated with lower volume, partially offset by cost improvements and favorable pricing and the pass-through lag associated with resin costs.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 11.6% in the second quarter of 2025 compared with 12.4% in the second quarter of 2024. Higher SG&A spending was primarily due to higher stock-based compensation and higher employee-related incentive compensation, partially offset by lower external and internal audit fees.
Interest expense was $1.8 million in the second quarter of 2025 in comparison to $1.1 million in the second quarter of 2024. The increase was primarily due to the write-off of deferred financing fees related to the entry into Amendment No. 5 to the Second and Restated Credit Agreement of $0.8 million, partially offset by lower weighted average total debt outstanding and lower interest rates.
The effective tax rate used to compute income taxes (benefit) from continuing operations in the second quarter of 2025 was 35.0% compared to (0.4)% in the second quarter of 2024. The effective tax rate in the second quarter of 2025 was impacted by taxable discrete items, including stock-based compensation, and lower book income.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the second quarters of 2025 and 2024 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the table in the Segment Operations Review section below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended June 30,
(In millions)	2025	2024
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$0.4	$0.8
Storm damage to the Newnan, Georgia plant[1]	(0.2)	0.2
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	(0.2)	0.3
Total for Aluminum Extrusions	$—	$1.3
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Richmond, Virginia Technical Center closure expenses, including severance[2]	$—	$0.1
Total for PE Films	$—	$0.1
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$1.3	$—
Professional fees associated with remediation activities related to internal control over financial reporting[1]	—	0.4
Group annuity contract premium adjustment[3]	—	(0.2)
Professional fees associated with the transition to the ABL Facility[1]	0.1	—
Proceeds on the sale of corporate-owned land[3]	(1.4)	—
Total for Corporate	$—	$0.2
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. See Note 1 for additional information.
3. Included in “Other income (expense), net” in the condensed consolidated statements of income.

Average total debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In millions, except percentages)	2025	2024
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$61.2	$126.9
Average interest rate	6.7%	9.1%

First Six Months of 2025 Compared with the First Six Months of 2024 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from the first six months of 2024 to the first six months of 2025 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the six months ended June 30, 2024	$11,774
Income tax expense (benefit)	2,346
Income (loss) from continuing operations before income taxes for the six months ended June 30, 2024	14,120
Change in income (loss) from increases (decreases) in the following items:
Sales	45,941
Other income (expense), net	1,048
Total	46,989
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(50,059)
Freight	(1,376)
Selling, general and administrative	(5,601)
Interest expense	(475)
Other	462
Total	(57,049)
Income (loss) from continuing operations before income taxes for the six months ended June 30, 2025	4,060
Income tax expense (benefit)	1,560
Net income (loss) from continuing operations for the six months ended June 30, 2025	$2,500
Sales in the first six months of 2025 increased by $45.9 million compared with the first six months of 2024. Net sales (sales less freight) in Aluminum Extrusions increased $48.4 million, primarily due to higher sales volume and the pass-through of higher metal costs, partially offset by a lower average conversion price add-on to metal costs associated with a shift in sales mix in the first quarter of 2025. Net sales in PE Films decreased $3.8 million, primarily due to a decrease in sales volume in Surface Protection. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 13.9% in the first six months of 2025 compared to 17.9% in the first six months of 2024. The gross profit margin in Aluminum Extrusions decreased compared to the prior year period primarily due to lower spread in the first quarter of 2025 (the difference between selling prices and metal costs) associated with a shift in sales mix, higher variable manufacturing costs associated with material yield in the first five months of 2025, which was unfavorable to projected rates, higher labor rates, decreased labor productivity associated with onboarding new employees, higher maintenance expense, primarily associated with downed equipment and extreme winter weather events in the first quarter of 2025, higher die expense associated with the timing of purchases in the first quarter of 2025, higher expense for externally produced billet related to increasing volume in the second quarter of 2025 and higher utilities, partially offset by higher volume and the pass-through of higher metal costs. Additionally, the timing of the flow-through under the first-in first-out (“FIFO”) method of aluminum raw materials costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $1.1 million in the first six months of 2025 versus a charge of $0.1 million in the first six months of 2024. The gross profit margin in PE Films decreased due to a lower volume associated with Surface Protection, partially offset by cost improvements and favorable pricing and the pass-through lag associated with resin costs.
As a percentage of sales, SG&A and R&D expenses were 12.1% in the first six months of 2025, consistent with the first six months of 2024.
Interest expense was $2.8 million in the first six months of 2025 in comparison to $2.3 million in the first six months of 2024. The increase was primarily due to the write-off of deferred financing fees related to the entry into Amendment No. 5 to the Second and Restated Credit Agreement of $0.8 million, partially offset by lower weighted average total debt outstanding and lower interest rates.
The effective tax rate used to compute income taxes (benefit) from continuing operations in the first six months of 2025 was 38.4% compared to 16.6% in the first six months of 2024. The effective tax rate in the first six months of 2025 was impacted by taxable discrete items, including stock-based compensation, and lower book income.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first six months of 2025 and 2024 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the table in the Segment Operations Review section below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Six Months Ended June 30,
(In millions)	2025	2024
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$0.8	$1.4
Storm damage to the Newnan, Georgia plant[1]	(0.2)	0.3
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	0.1	0.5
Aluminum premium charge as a result of unplanned maintenance interruptions[2]	0.3	—
Total for Aluminum Extrusions	$1.0	$2.2
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Richmond, Virginia Technical Center closure expenses, including severance[3]	$—	$0.3
Richmond, Virginia Technical Center lease modification[3]	—	0.3
Total for PE Films	$—	$0.6
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$3.8	$0.2
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.2	1.3
Group annuity contract premium adjustment[4]	0.1	(0.2)
Professional fees associated with the transition to the ABL Facility[1]	0.2	0.2
Proceeds on the sale of corporate-owned land[4]	(1.5)	—
Total for Corporate	$2.8	$1.5
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Cost of Goods Sold” in the condensed consolidated statements of income.
3. See Note 1 for additional information.
4. Included in “Other income (expense), net” in the condensed consolidated statements of income.

Average total debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2025	2024
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$60.5	$130.0
Average interest rate	7.0%	9.1%

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/	Six Months Ended		Favorable/
(In thousands, except percentages)	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2025	2024	% Change	2025	2024	% Change
Sales volume (lbs)	40,690	34,906	16.6%	78,608	68,747	14.3%
Net sales	$148,367	$119,413	24.2%	$281,999	$233,636	20.7%
Variable costs	116,059	87,825	(32.1)%	219,582	172,610	(27.2)%
Manufacturing fixed costs[1]	11,760	9,881	(19.0)%	22,973	19,507	(17.8)%
Selling, general and administrative costs[1]	10,129	8,972	(12.9)%	19,541	15,770	(23.9)%
Other[2]	1,136	(172)	(760.5)%	1,462	302	(384.1)%
EBITDA from ongoing operations	$9,283	$12,907	(28.1)%	$18,441	$25,447	(27.5)%
Depreciation & amortization	(4,093)	(4,446)	7.9%	(8,319)	(8,988)	7.4%
EBIT from ongoing operations[3]	$5,190	$8,461	(38.7)%	$10,122	$16,459	(38.5)%
Capital expenditures	$2,386	$1,463		$4,757	$3,012
1. Excludes related depreciation and amortization
2. Includes segment allocated employee compensation benefit expenses
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.

Second Quarter 2025 Results vs. Second Quarter 2024 Results
Net sales (sales less freight) in the second quarter of 2025 increased 24.2% versus the second quarter of 2024 primarily due to higher sales volume and the pass-through of higher metal costs. Sales volume in the second quarter of 2025 increased 16.6% versus the second quarter of 2024 and 7.4% versus the first quarter of 2025. The Company saw increased shipments for curtainwall, storefront and institutional walkway covers within the nonresidential B&C market and TSLOTSTM aluminum framing systems, for both year-over-year and sequential periods. Within the specialty market, shipments for solar panels within the electrical product group and consumer durables increased versus the second quarter of last year. The Company estimates that the growth in the solar market was partly due to regaining share previously lost to imported aluminum extrusions, while the growth in consumer durables could be associated with a pull-forward of demand in anticipation of higher tariff-related pricing.
Net new orders in the second quarter of 2025 increased 21% versus the second quarter of 2024 and decreased 11% versus the first quarter of 2025. The second quarter of 2025 marked the first quarterly decline for this metric, following 10 consecutive quarterly increases.
Open orders at the end of the second quarter of 2025 were 25 million pounds, versus 14 million pounds at the end of the second quarter of 2024 and 25 million pounds at the end of the first quarter of 2025. This level falls within the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions that resulted in long lead times.
Effective June 4, 2025, the Section 232 tariffs were increased to 50%, except for the United Kingdom, after previously being increased from 10% to 25%, effective March 12, 2025. These measures are in addition to existing antidumping and countervailing duties. There are no country-specific or product-specific exclusions occurring to date, except for an alternative arrangement with the United Kingdom. Tariffs and duties are part of the mechanical pass-through to customers in the U.S. market for aluminum extrusions for changes in metal costs. In addition, the Company implemented price increases during the third quarter of 2025 to offset other tariff-related cost increases that are not part of the metal cost pass-through mechanism.
The trend of net new orders declined after the most recent tariff increase to 50% from an average of 3.4 million pounds per week for the weekly periods ending from January 5 to June 1, 2025, to an average of 2.7 million pounds per week for the weekly periods ending June 8, 2025 through August 1, 2025. The Company believes that the 20% decline in orders after the step-up in tariff to 50% is due to a combination of lower demand for extrusions in the U.S. and customers pausing orders to evaluate the permanency of the new higher tariff. The favorable shift in market share from imports to U.S. producers has not offset the lower demand at the stepped-up tariff level.
EBITDA from ongoing operations in the second quarter of 2025 decreased $3.6 million versus the second quarter of 2024, primarily due to:
•A $0.7 million increase in contribution margin (net sales less variable costs) associated with:

◦Higher volume ($5.2 million), offset by higher variable manufacturing costs associated with material yield ($0.7 million unfavorable in the second quarter of 2025 versus $0.1 million unfavorable in the second quarter of 2024); higher labor rate ($0.6 million); unfavorable labor productivity associated with onboarding new employees ($0.7 million); higher expense for externally produced billet related to the increase in volume ($0.5 million); unfavorable maintenance and supply expense ($0.3 million); and higher utilities ($0.2 million).
◦The timing of the flow-through under the first-in first-out (“FIFO”) method of aluminum raw materials costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a charge of $0.7 million in the second quarter of 2025 versus a benefit of $1.2 million in the second quarter of 2024.
▪The underlying average U.S. Midwest transaction prices for aluminum (which includes tariffs and duties) and the main factor causing the flow-through timing issue for the related periods compared, were $1.49 and $1.57 per pound in May and February of 2025, and $1.36 and $1.17 per pound in May and February of 2024. The average U.S. Midwest transaction prices for aluminum for the second and first quarters of 2025 and second and first quarters of 2024 were $1.56, $1.52, $1.34 and $1.18 per pound, respectively.
•Higher fixed costs associated with wage increases and compensation-related costs ($0.8 million), higher maintenance and utilities expenses ($0.3 million) and added resources to support increasing volume ($0.3 million).
•Higher SG&A expenses primarily associated with employee-related compensation ($0.7 million).
•Higher other expense for employee-related medical costs caused by an increase in the number of high-cost medical claims versus favorable experience in recent years ($1.2 million). The Company is self-insured for medical claims with stop loss coverage for claims of over $0.3 million.
•Manufacturing costs versus expectations during the second quarter of 2025 were unfavorable by approximately $3 million, which occurred in April and May due to inefficiencies from the ramp-up of production and hiring to fulfill the higher order rate. The Company believes that these issues have been resolved.
First Six Months of 2025 Results vs. First Six Months of 2024 Results
Net sales in the first six months of 2025 increased 20.7% versus the first six months of 2024 primarily due to higher sales volume and the pass-through of higher metal costs, partially offset by a lower average conversion price add-on to metal costs associated with a shift in sales mix in the first quarter of 2025. Sales volume in the first six months of 2025 increased 14.3% versus the first six months of 2024.
EBITDA from ongoing operations in the first six months of 2025 decreased $7.0 million in comparison to the first six months of 2024 primarily due to:
•A $1.4 million increase in contribution margin associated with:
◦Higher volume ($8.6 million), significantly offset by lower spread in the first quarter of 2025 (the difference between selling prices and metal costs) associated with a shift in sales mix ($2.1 million); higher variable manufacturing costs associated with material yield in the first five months of 2025, which was unfavorable to projected rates ($1.4 million unfavorable in the first six months of 2025 versus $0.5 million favorable in the first six months of 2024); higher labor rates ($1.4 million); decreased labor productivity associated with onboarding new employees ($0.5 million); higher maintenance expense, primarily associated with downed equipment and extreme winter weather events in the first quarter of 2025 ($1.0 million); higher die expense associated with the timing of purchases in the first quarter of 2025 ($1.0 million); higher expense for externally produced billet related to increasing volume in the second quarter of 2025 ($0.5 million); and higher utilities ($0.4 million).
◦The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired at lower prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a benefit of $1.1 million in the first six months of 2025 versus a charge of $0.1 million in the first six months of 2024.
•Higher fixed costs associated with wage increases and compensation-related costs ($1.8 million), higher maintenance and utilities ($0.7 million) and added resources to support increasing volume ($0.6 million).
•Higher SG&A expenses primarily associated with employee-related compensation ($2.4 million), increased training and onboarding expense ($0.5 million) and routine environmental compliance costs ($0.4 million).

•Higher other expense for employee-related medical costs caused by an increase in the number of high-cost medical claims versus favorable experience in recent years ($1.2 million).
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $17 million in 2025, including $5 million for productivity projects and $12 million for capital expenditures required to support continuity of operations. Depreciation expense is projected to be $15 million in 2025. Amortization expense is projected to be $2 million in 2025.
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/	Six Months Ended		Favorable/
(In thousands, except percentages)	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2025	2024	% Change	2025	2024	% Change
Sales volume (lbs)	9,798	10,548	(7.1)%	19,437	20,583	(5.6)%
Net sales	$24,596	$29,197	(15.8)%	$50,134	$53,932	(7.0)%
Variable costs	11,688	13,183	11.3%	23,664	25,228	6.2%
Manufacturing fixed costs[1]	3,243	3,115	(4.1)%	6,702	6,336	(5.8)%
Selling, general and administrative costs[1]	2,867	2,791	(2.7)%	5,459	5,307	(2.9)%
Other[2]	87	(25)	(448.0)%	76	24	(216.7)%
EBITDA from ongoing operations	$6,711	$10,133	(33.8)%	$14,233	$17,037	(16.5)%
Depreciation & amortization	(1,230)	(1,317)	6.6%	(2,480)	(2,645)	6.2%
EBIT from ongoing operations[3]	$5,481	$8,816	(37.8)%	$11,753	$14,392	(18.3)%
Capital expenditures	$295	$216		$882	$610
1. Excludes related depreciation and amortization
2. Includes segment allocated employee compensation benefit expenses
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.

Second Quarter 2025 Results vs. Second Quarter 2024 Results
Net sales in the second quarter of 2025 decreased 15.8% versus the second quarter of 2024 due to lower sales volume in surface protection films, which decreased 18.2% in the second quarter of 2025 versus exceptionally strong volume in the second quarter of 2024 and 10.1% versus the first quarter of 2025. Recent volume performance for Surface Protection has exceeded expectations and is expected to moderate for the remainder of the year. Volume for overwrap films, which are predominantly manufactured and sold in the U.S. and used in consumer staple items, increased 6.1% in the second quarter of 2025 versus the second quarter of 2024.
To date, Surface Protection has not experienced an adverse impact on customer demand related to tariff actions; however, the situation remains fluid and the impact on consumer electronics is uncertain.
EBITDA from ongoing operations in the second quarter of 2025 decreased $3.4 million versus the second quarter of 2024, primarily due to:
•A decrease in contribution margin of $3.1 million resulting from:
◦A $3.3 million decrease from Surface Protection associated with lower volume ($4.2 million), partially offset by cost improvements and favorable pricing ($0.7 million) and the pass-through lag associated with resin costs (no charge or benefit in the second quarter of 2025 versus a charge of $0.2 million in the second quarter of 2024).
◦A $0.2 million increase from overwrap films primarily due to cost improvements ($0.2 million) and the pass-through lag associated with resin costs (no charge or benefit in the second quarter of 2025 versus a charge of $0.1 million in the second quarter of 2024), partially offset by unfavorable pricing ($0.1 million).
There have been significant cyclical swings in the sales volume and EBITDA from ongoing operations for PE Films in the last 3.5 years, largely due to the unprecedented downturn in the display industry during the second half of 2022 and first half of 2023. EBITDA from ongoing operations for the past 3.5 years (first six months of 2025, full year 2024, 2023 and 2022) has averaged approximately $4.8 million per quarter.

First Six Months of 2025 Results vs. First Six Months of 2024 Results
Net sales in the first six months of 2025 decreased 7.0% compared to the first six months of 2024 primarily due to a decrease in sales volume in Surface Protection, as a result of the factors noted above. Sales volume decreased 7.8% in Surface Protection in the first six months of 2025 versus the first six months of 2024. Sales volume for overwrap films decreased 3.1% in the first six months of 2025 versus the first six months of 2024.
EBITDA from ongoing operations in the first six months of 2025 decreased $2.8 million versus the first six months of 2024, primarily due to:
•A decrease in contribution margin of $2.2 million resulting from:
◦A $1.8 million decrease in Surface Protection associated with lower volume ($3.9 million), partially offset by cost improvements and favorable pricing ($1.8 million) and the pass-through lag associated with resin costs (a charge of $0.1 million in the first six months of 2025 versus a charge of $0.4 million in the first six months of 2024).
◦A $0.5 million decrease in overwrap films primarily due to lower volume and unfavorable mix and pricing ($0.8 million), partially offset by cost improvements ($0.1 million) and the pass-through lag associated with resin costs (a charge of $0.1 million in the first six months of 2025 versus a charge of $0.2 million in the first six months of 2024).
•Higher fixed costs primarily associated with wage increases and compensation-related costs ($0.4 million).
•Higher SG&A expenses primarily associated with increased R&D expenses ($0.2 million).
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on resin prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $2 million in 2025, including $1 million for productivity projects and $1 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $5 million in 2025. There is no amortization expense for PE Films.
Corporate Expenses
Corporate expenses, net in the first six months of 2025 increased $2.6 million compared to the first six months of 2024 primarily due to higher professional fees associated with business development activities ($3.5 million), higher employee-related incentive compensation ($1.1 million) and higher stock-based compensation ($0.6 million), partially offset by a gain on the sale of corporate-owned land ($1.5 million), lower external and internal audit fees ($0.7 million) and lower professional fees associated with remediation activities related to internal control over financial reporting ($0.4 million).
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.

Reconciliation of Net Sales and EBITDA from Ongoing Operations by Segment
A reconciliation of segment financial information to consolidated results for the Company for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Sales
Aluminum Extrusions	$148,367	$119,413	$281,999	$233,636
PE Films	24,596	29,197	50,134	53,932
Total net sales	172,963	148,610	332,133	287,568
Add back freight	6,153	5,330	11,720	10,344
Sales as shown in the condensed consolidated statements of income	$179,116	$153,940	$343,853	$297,912

EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$9,283	$12,907	$18,441	$25,447
Depreciation & amortization	(4,093)	(4,446)	(8,319)	(8,988)
EBIT	5,190	8,461	10,122	16,459
Plant shutdowns, asset impairments, restructurings and other	(57)	(1,649)	(1,225)	(2,816)
PE Films:
Ongoing operations:
EBITDA	$6,711	$10,133	$14,233	$17,037
Depreciation & amortization	(1,230)	(1,317)	(2,480)	(2,645)
EBIT	5,481	8,816	11,753	14,392
Plant shutdowns, asset impairments, restructurings and other	1	(80)	1	(584)
Total	10,615	15,548	20,651	27,451
Interest income	6	5	11	25
Interest expense	1,785	1,139	2,798	2,323
Gain on investment in kaleo, Inc.	—	144	—	144
Corporate expenses, net	6,024	5,426	13,804	11,177
Income (loss) from continuing operations before income taxes	2,812	9,132	4,060	14,120
Income tax expense (benefit)	984	(38)	1,560	2,346
Net income (loss) from continuing operations	1,828	9,170	2,500	11,774
Income (loss) from discontinued operations, net of tax	(97)	(378)	9,332	306
Net income (loss)	$1,731	$8,792	$11,832	$12,080
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2024 to June 30, 2025 are summarized below.

•Accounts and other receivables increased $14.0 million (21.6%).
◦Accounts and other receivables in Aluminum Extrusions increased $12.9 million primarily due to higher sales volume and the pass-through of lower metal costs, partially offset by a lower average conversion price add-on to metal costs associated with a shift in sales mix in the first quarter of 2025. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 44.8 days for the 12 months ended June 30, 2025 and 44.7 days for the 12 months ended December 31, 2024.
◦Accounts and other receivables in PE Films increased $1.1 million primarily due to higher sales volume related to overwrap films during the second quarter of 2025 compared to the fourth quarter of 2024. DSO was approximately 25.8 days for the 12 months ended June 30, 2025 and 24.9 days for the 12 months ended December 31, 2024.
•Inventories increased $15.3 million (29.7%).
◦Inventories in Aluminum Extrusions increased $14.7 million primarily due to higher average aluminum prices and increased raw material levels from seasonally low levels at the end of last year. DIO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 49.6 days for the 12 months ended June 30, 2025 and 47.4 days for the 12 months ended December 31, 2024.
◦Inventories in PE Films increased $0.6 million primarily due to higher finished goods levels. DIO was approximately 51.1 days for the 12 months ended June 30, 2025 and 50.3 days for the 12 months ended December 31, 2024.
•Net property, plant and equipment decreased $5.5 million primarily due to depreciation expense of $10.0 million, partially offset by capital expenditures of $5.1 million.
•Identifiable intangible assets, net decreased $0.9 million (12.0%) due to amortization expense.
•Accounts payable increased $3.5 million (5.4%).
◦Accounts payable in Aluminum Extrusions increased $2.7 million primarily due to higher average aluminum prices and increased raw material purchases. DPO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of accounts payable balances) was approximately 46.1 days for the 12 months ended June 30, 2025 and 44.5 days for the 12 months ended December 31, 2024.
◦Accounts payable in PE Films decreased $0.8 million primarily due to lower raw material purchases. DPO was approximately 38.9 days for the 12 months ended June 30, 2025 and 41.3 days for the 12 months ended December 31, 2024.
Net cash used in operating activities was $2.9 million in the first six months of 2025 compared to net cash provided by operating activities of $7.3 million in the first six months of 2024. The change in operating activities from the Company's continuing business segments is primarily due to higher working capital and lower segment EBITDA from ongoing operations.
Net cash provided by investing activities was $6.1 million in the first six months of 2025 compared to net cash used in investing activities of $4.6 million the first six months of 2024. The change is primarily due to $9.8 million post-closing settlement proceeds associated with the sale of Terphane received in the first three months of 2025 and proceeds on the sale of corporate-owned land ($1.9 million), partially offset by higher capital expenditures ($0.9 million).
Net cash used in financing activities of $0.6 million in the first six months of 2025 compared to net cash used in financing activities of $4.9 million in the first six months of 2024. The change is primarily due to lower debt principal payments, net of borrowings ($5.0 million) under the ABL Facility (as defined below) in the first six months of 2025, partially offset by higher deferred financing fees paid associated with Amendment No. 5 (defined below) to the ABL Facility in the first six months of 2025.
At June 30, 2025, the Company had cash and cash equivalents of $9.8 million, including cash and cash equivalents held in locations outside the U.S. of $1.8 million.

Debt and Credit Agreements
ABL Facility
In May 2025, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Second Amended and Restated Credit Agreement (the "ABL Facility"), which provides the Company with a $125 million senior secured asset-based revolving credit facility. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, and owned machinery and equipment. Amendment No. 5 extended the maturity date of the ABL Facility to May 6, 2030. As of June 30, 2025, funds available to borrow under the ABL Facility was $50.6 million, or 40.5% of the aggregate commitment of $125 million.
The financial covenant is a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.00:1.00 that will be triggered in the event that availability is less than the greater of (x) 10% of the Line Cap (as defined in the ABL Facility) and (y) $10 million and will continue until availability is equal to or greater than the greater of (x) 10% of the Line Cap and (y) $10 million for 30 consecutive days, as long as no events of default are continuing.
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of June 30, 2025, the Company was in compliance with all debt covenants.

The computation of Credit EBITDA, as defined in the ABL Facility, and fixed charge coverage ratio is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended June 30, 2025 *
Computations of Credit EBITDA for the twelve months ended June 30, 2025 (in thousands):
Net income (loss)	$(64,814)
Plus:
After-tax losses related to discontinued operations	56,584
Total income tax expense for continuing operations	—
Interest expense	5,139
Depreciation and amortization expense for continuing operations	22,301
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,922)	23,301
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 3 “ABL Transition”)	412
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 5)	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(951)
Interest income	(22)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Credit EBITDA	$41,950
Fixed charge coverage ratio**:
Credit EBITDA	$41,950
Unfinanced capital expenditures	$13,873
Fixed charges	$5,716
Fixed charge coverage ratio	4.91
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.
** Fixed Charge Coverage Ratio is computed as the ratio of (a) Credit EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges.

PE Films Guangzhou Loan
In June 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan revolving loan with the Industrial and Commercial Bank of China. This loan matured on July 3, 2025. The interest rate was the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of June 30, 2025, the interest rate on the outstanding loan balance was 2.90%. The revolving loan was secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027. Guangzhou Tredegar has the option to enter into additional loan contracts with the Industrial and Commercial Bank of China for the duration of the mortgage contract. As of June 30, 2025 and December 31, 2024, this loan is presented as current debt on the consolidated balance sheets.

For more information on the ABL Facility and the PE Films Guangzhou Loan, see Note 10.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy short term material cash requirements related to working capital, capital expenditures, and debt repayments for at least the next 12 months. In the longer term, liquidity will depend on many factors, including the results of operations, the timing and extent of capital expenditures, changes in operating plans, or other events that would cause the Company to seek additional financing in future periods.
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
PE Films is generally able to match the currency of its sales and costs for its product lines. Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had an unfavorable impact to EBITDA from ongoing operations of $0.1 million for the second quarter of 2025 and the first six months of 2025 compared to the same periods of 2024.

Trends for the Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.
Based on this evaluation of our disclosure controls and procedures as of June 30, 2025, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

10.1
Amendment No. 5, dated May 6, 2025, to Second Amended and Restated Credit Agreement, dated as of June 29, 2022, by and among Tredegar Corporation, as borrower, certain of Tredegar Corporation’s material domestic subsidiaries, as guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and PNC Capital Markets LLC, as Joint Bookrunners and Joint Lead Arrangers. (filed as Exhibit 10.1 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on May 9, 2025, and incorporated herein by reference).

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

Tredegar Corporation
(Registrant)

Date:	August 8, 2025	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2025	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)