Form 10-Q
period 2025-09-30
TREDEGAR CORP
filed 2025-11-07
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of October 31, 2025: 34,910,693

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$13,291	$7,062
Accounts and other receivables, net	87,931	64,817
Income taxes recoverable	284	—
Inventories	62,006	51,381
Prepaid expenses and other	11,375	16,567
Total current assets	174,887	139,827
Property, plant and equipment, at cost	502,829	499,426
Less: accumulated depreciation	(372,432)	(362,394)
Net property, plant and equipment	130,397	137,032
Right-of-use leased assets	13,267	14,635
Identifiable intangible assets, net	6,008	7,326
Goodwill	22,446	22,446
Deferred income taxes	29,671	32,517
Other assets	2,130	2,448
Noncurrent assets of discontinued operations	—	126
Total assets	$378,806	$356,357
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$79,247	$64,704
Accrued expenses	22,801	22,168
Lease liability, short-term	2,345	2,453
Short-term debt	—	1,322
Income taxes payable	492	320
Current liabilities of discontinued operations	—	741
Total current liabilities	104,885	91,708
Lease liability, long-term	11,472	12,993
ABL revolving facility	49,500	60,600
Pension and other postretirement benefit obligations, net	5,772	5,914
Deferred income tax liabilities	69	69
Other non-current liabilities	4,917	4,105
Total liabilities	176,615	175,389
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,892,602 shares at September 30, 2025 and 34,661,272 shares at December 31, 2024)	65,299	63,590
Common stock held in trust for savings restoration plan (118,542 shares at September 30, 2025 and 118,543 shares at December 31, 2024)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	5,334	5,105
Gain (loss) on derivative financial instruments	834	268
Pension and other postretirement benefit adjustments	639	826
Retained earnings	132,318	113,412
Total shareholders’ equity	202,191	180,968
Total liabilities and shareholders’ equity	$378,806	$356,357
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues and other items:
Sales	$194,942	$146,064	$538,796	$443,976
Other income (expense), net	4	(26)	1,381	304
	194,946	146,038	540,177	444,280
Costs and expenses:
Cost of goods sold	157,209	122,471	441,387	356,591
Freight	6,589	5,468	18,309	15,812
Selling, general and administrative	20,225	18,673	61,443	54,289
Research and development	147	301	504	424
Amortization of identifiable intangibles	440	440	1,319	1,339
Pension and postretirement benefits	27	54	30	163
Interest expense	768	1,192	3,566	3,515
Asset impairments and costs associated with exit and disposal activities, net of adjustments	418	—	435	587
Total	185,823	148,599	526,993	432,720
Income (loss) from continuing operations before income taxes	9,123	(2,561)	13,184	11,560
Income tax expense (benefit)	2,014	828	3,575	3,175
Net income (loss) from continuing operations	7,109	(3,389)	9,609	8,385
Income (loss) from discontinued operations, net of tax	(35)	(557)	9,297	(251)
Net income (loss)	$7,074	$(3,946)	$18,906	$8,134

Earnings (loss) per share:
Basic:
Continuing operations	$0.20	$(0.10)	$0.28	$0.24
Discontinued operations	—	(0.01)	0.27	—
Basic earnings (loss) per share	$0.20	$(0.11)	$0.55	$0.24
Diluted:
Continuing operations	$0.20	$(0.10)	$0.28	$0.24
Discontinued operations	—	(0.01)	0.27	—
Diluted earnings (loss) per share	$0.20	$(0.11)	$0.55	$0.24

Shares used to compute earnings (loss) per share:
Basic	34,773	34,391	34,721	34,364
Diluted	34,773	34,391	34,721	34,364
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Net income (loss)	$7,074	$(3,946)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2025 and net of tax expense of $4 in 2024)	154	1,496
Derivative financial instruments adjustment (net of tax expense of $48 in 2025 and net of tax expense of $120 in 2024)	168	423
Amortization of prior service costs and net gains or losses (net of tax benefit of $14 in 2025 and net of tax benefit of $7 in 2024)	(49)	(27)
Other comprehensive income (loss)	273	1,892
Comprehensive income (loss)	$7,347	$(2,054)

	Nine Months Ended September 30,
	2025	2024
Net income (loss)	$18,906	$8,134
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2025 and net of tax benefit of $466 in 2024)	229	(5,740)
Derivative financial instruments adjustment (net of tax expense of $151 in 2025 and net of tax benefit of $273 in 2024)	566	(942)
Amortization of prior service costs and net gains or losses (net of tax benefit of $52 in 2025 and net of tax benefit of $23 in 2024)	(187)	(82)
Other comprehensive income (loss)	608	(6,764)
Comprehensive income (loss)	$19,514	$1,370
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$18,906	$8,134
Adjustments for noncash items:
Depreciation	15,041	18,372
Amortization of identifiable intangibles	1,319	1,410
Reduction of right-of-use lease asset	1,584	1,735
Deferred income taxes	2,873	2,975
Accrued pension and post-retirement benefits	134	163
Stock-based compensation expense	1,759	1,950
Gain on investment in kaléo	—	(144)
Gain on the sale of assets	(1,497)	—
Gain on the sale of divested business	(9,657)	—
Changes in assets and liabilities:
Accounts and other receivables	(23,113)	(14,683)
Inventories	(10,615)	(8,711)
Income taxes recoverable/payable	(111)	(952)
Prepaid expenses and other	5,909	(286)
Accounts payable and accrued expenses	14,407	(3,454)
Lease liability	(1,800)	(2,118)
Pension and postretirement benefit plan contributions	(430)	(455)
Other, net	2,559	2,117
Net cash provided by (used in) operating activities	17,268	6,053
Cash flows from investing activities:
Capital expenditures	(9,246)	(7,696)
Proceeds from the sale of Terphane	9,835	—
Proceeds on sale of investment in kaléo	—	144
Proceeds from the sale of assets	1,904	83
Net cash provided by (used in) investing activities	2,493	(7,469)
Cash flows from financing activities:
Borrowings	103,747	519,274
Debt principal payments	(116,173)	(522,240)
Debt financing costs	(1,272)	(587)
Net cash provided by (used in) financing activities	(13,698)	(3,553)
Effect of exchange rate changes on cash	166	(1,898)
Increase (decrease) in cash and cash equivalents	6,229	(6,867)
Cash and cash equivalents at beginning of period	7,062	13,455
Cash and cash equivalents at end of period	$13,291	$6,588
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance July 1, 2025	$64,561	$125,244	$(2,233)	$6,534	$194,106
Net income (loss)	—	7,074	—	—	7,074
Foreign currency translation adjustment	—	—	—	154	154
Derivative financial instruments adjustment	—	—	—	168	168
Amortization of prior service costs and net gains or losses	—	—	—	(49)	(49)
Stock-based compensation expense	738	—	—	—	738
Balance September 30, 2025	$65,299	$132,318	$(2,233)	$6,807	$202,191
The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2025	$63,590	$113,412	$(2,233)	$6,199	$180,968
Net income (loss)	—	18,906	—	—	18,906
Foreign currency translation adjustment	—	—	—	229	229
Derivative financial instruments adjustment	—	—	—	566	566
Amortization of prior service costs and net gains or losses	—	—	—	(187)	(187)
Stock-based compensation expense	2,298	—	—	—	2,298
Repurchase of employee common stock for tax withholdings	(589)	—	—	—	(589)
Balance September 30, 2025	$65,299	$132,318	$(2,233)	$6,807	$202,191

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at July 1, 2024	$62,493	$190,057	$(2,233)	$(90,353)	$159,964
Net income (loss)	—	(3,946)	—	—	(3,946)
Foreign currency translation adjustment	—	—	—	1,496	1,496
Derivative financial instruments adjustment	—	—	—	423	423
Amortization of prior service costs and net gains or losses	—	—	—	(27)	(27)
Stock-based compensation expense	538	—	—	—	538
Balance at September 30, 2024	$63,031	$186,111	$(2,233)	$(88,461)	$158,448
The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2024:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2024	$61,606	$177,977	$(2,233)	$(81,697)	$155,653
Net income (loss)	—	8,134	—	—	8,134
Foreign currency translation adjustment	—	—	—	(5,740)	(5,740)
Derivative financial instruments adjustment	—	—	—	(942)	(942)
Amortization of prior service costs and net gains or losses	—	—	—	(82)	(82)
Stock-based compensation expense	1,651	—	—	—	1,651
Repurchase of employee common stock for tax withholdings	(226)	—	—	—	(226)
Balance at September 30, 2024	$63,031	$186,111	$(2,233)	$(88,461)	$158,448
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the opinion of management, the accompanying condensed consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of September 30, 2025, the condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024, and the condensed consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2025 and 2024 for this segment references 13-week periods ended September 28, 2025 and September 29, 2024, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusion’s cash flows from operations during the intervening period from Aluminum Extrusion’s fiscal quarter end and the Company’s fiscal quarter end. As a result, the Company’s cash and cash equivalents declined by $3.6 million as of December 31, 2024 since the Company made payments to the Aluminum Extrusions segment to fund its working capital during the intervening period. There was no intercompany funding with Aluminum Extrusions between September 28, 2025 and September 30, 2025.
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
The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.
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
2. ACCOUNTS AND OTHER RECEIVABLES
As of September 30, 2025 and December 31, 2024, accounts and other receivables, net include the following:

(In thousands)	September 30, 2025	December 31, 2024
Customer receivables	$86,892	$64,094
Other receivables	1,332	952
Total accounts and other receivables	88,224	65,046
Less: Allowance for bad debts	(293)	(229)
Total accounts and other receivables, net	$87,931	$64,817
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	September 30, 2025	December 31, 2024
Finished goods	$15,063	$15,051
Work-in-process	4,389	2,986
Raw materials	18,842	12,158
Stores, supplies and other	23,712	21,186
Total	$62,006	$51,381
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three and nine months ended September 30, 2025 and 2024.
In addition to providing non-qualified supplemental pension benefits, the Company provides postretirement life insurance and health care benefits ("Other Post-Retirement Benefits") for certain groups of employees. Tredegar and retirees share in the costs with employees hired on or before January 1, 1993, who receive a fixed subsidy to cover a portion of their health care premiums.
On October 31, 2025, Tredegar terminated the Other Post-Retirement Benefits by prefunding $0.1 million, representing all required contributions for the remainder of 2025. As of September 30, 2025, the Other Post-Retirement Benefits total obligation and unrecognized pre-tax actuarial gain reported in the condensed consolidated balance sheets is $5.0 million and $1.3 million, respectively, which is expected to be realized into the income statement during the fourth quarter of 2025.

The components of net periodic benefit cost for the pension and Other Post-Retirement Benefits reflected in the condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Service cost	$—	$—	$3	$3
Interest cost	19	20	68	65
Amortization of prior service costs, (gains) losses and net transition asset	5	3	(68)	(37)
Net periodic benefit cost	$24	$23	$3	$31

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Service cost	$—	$—	$7	$8
Interest cost	58	57	204	203
Amortization of prior service costs, (gains) losses and net transition asset	15	15	(254)	(120)
Net periodic benefit cost	$73	$72	$(43)	$91
Pension and other postretirement liabilities were $6.4 million and $6.6 million at September 30, 2025 and December 31, 2024, respectively ($0.6 million included in “Accrued expenses” at September 30, 2025 and December 31, 2024 with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Weighted average shares outstanding used to compute basic earnings per share	34,773	34,391	34,721	34,364
Incremental dilutive shares attributable to stock options and restricted stock	—	—	—	—
Shares used to compute diluted earnings per share	34,773	34,391	34,721	34,364
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,205,105 and 1,258,787 for the three and nine months ended September 30, 2025, respectively. If the Company had reported net income from continuing operations for the three months ended September 30, 2024, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 2,353,905. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 2,550,542 for the nine months ended September 30, 2024.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2025	$5,180	$666	$688	$6,534
Other comprehensive income (loss)	154	829	—	983
Income tax (expense) benefit	—	(185)	—	(185)
Other comprehensive income (loss), net of tax	154	644	—	798
Reclassification adjustment to net income (loss)	—	(613)	(63)	(676)
Income tax (expense) benefit	—	137	14	151
Reclassification adjustment to net income (loss), net of tax	—	(476)	(49)	(525)
Other comprehensive income (loss), net of tax	154	168	(49)	273
Balance at September 30, 2025	$5,334	$834	$639	$6,807
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$5,105	$268	$826	$6,199
Other comprehensive income (loss)	229	1,201	—	1,430
Income tax (expense) benefit	—	(270)	—	(270)
Other comprehensive income (loss), net of tax	229	931	—	1,160
Reclassification adjustment to net income (loss)	—	(484)	(239)	(723)
Income tax (expense) benefit	—	119	52	171
Reclassification adjustment to net income (loss), net of tax	—	(365)	(187)	(552)
Other comprehensive income (loss), net of tax	229	566	(187)	608
Balance at September 30, 2025	$5,334	$834	$639	$6,807

The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2024	$(90,273)	$(564)	$484	$(90,353)
Other comprehensive income (loss)	1,500	262	—	1,762
Income tax (expense) benefit	(4)	(41)	—	(45)
Other comprehensive income (loss), net of tax	1,496	221	—	1,717
Reclassification adjustment to net income (loss)	—	281	(34)	247
Income tax (expense) benefit	—	(79)	7	(72)
Reclassification adjustment to net income (loss), net of tax	—	202	(27)	175
Other comprehensive income (loss), net of tax	1,496	423	(27)	1,892
Balance at September 30, 2024	$(88,777)	$(141)	$457	$(88,461)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2024.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(83,037)	$801	$539	$(81,697)
Other comprehensive income (loss)	(6,206)	(1,435)	—	(7,641)
Income tax (expense) benefit	466	275	—	741
Other comprehensive income (loss), net of tax	(5,740)	(1,160)	—	(6,900)
Reclassification adjustment to net income (loss)	—	220	(105)	115
Income tax (expense) benefit	—	(2)	23	21
Reclassification adjustment to net income (loss), net of tax	—	218	(82)	136
Other comprehensive income (loss), net of tax	(5,740)	(942)	(82)	(6,764)
Balance at September 30, 2024	$(88,777)	$(141)	$457	$(88,461)
The amounts reclassified out of accumulated other comprehensive income (loss) related to pension and Other Post-Retirement Benefits is included in the computation of net periodic pension costs. See Note 4 for additional details.
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $6.0 million (3.7 million pounds of aluminum) at September 30, 2025 and $4.3 million (3.1 million pounds of aluminum) at December 31, 2024.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$1,051	Prepaid expenses and other	$172
Asset derivatives: Aluminum futures contracts	Other assets	33	Other assets	—
Liability derivatives: Aluminum futures contracts	Accrued expenses	(10)	Accrued expenses	(57)
Net asset (liability)		$1,074		$115
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2025 and 2024 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended September 30,
	Aluminum Futures Contracts
(In thousands)	2025	2024
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$829	$10
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$612	$(153)
	Nine Months Ended September 30,
	Aluminum Futures Contracts
	2025	2024
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$1,540	$56
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$581	$(662)
As of September 30, 2025, the Company expects $0.8 million of unrealized after-tax gains on aluminum derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2025 and 2024, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
8. INCOME TAXES
Tredegar recorded tax expense (benefit) of $3.6 million on pre-tax income (loss) from continuing operations of $13.2 million in the first nine months of 2025. The effective tax rate in the first nine months of 2025 was 27.1% and 27.5% in the first nine months of 2024. The effective tax rate in the first nine months of 2025 and the first nine months of 2024 was impacted by taxable discrete items, including stock-based compensation.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA"), which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, which have various effective dates. The OBBBA did not have a material impact on the Company's tax provision and effective rate for 2025.
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

The following tables present segment revenue, segment profit (loss), and significant expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$162,470	$25,883	$188,353
Reconciliation of revenue:
Add back freight			6,589
Sales as shown in the consolidated statements of income (loss)			$194,942
Less:
Variable costs	$124,462	$11,922	$136,384
Manufacturing fixed costs[1]	11,906	3,785	15,691
Selling, general and administrative costs[1]	8,948	2,961	11,909
Other[2]	346	(6)	340
EBITDA from ongoing operations	$16,808	$7,221	$24,029
Reconciliation of profit (loss):
Depreciation and amortization			5,414
Plant shutdowns, asset impairments, restructurings and other			915
Interest income			6
Interest expense			768
Corporate expenses, net[3]			7,815
Income (loss) from continuing operations before income tax			9,123
Income tax expense (benefit)			2,014
Net income (loss) from continuing operations			7,109
Income (loss) from discontinued operations, net of tax			(35)
Net income (loss)			$7,074
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

	Three Months Ended September 30, 2024
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$115,717	$24,879	$140,596
Reconciliation of revenue:
Add back freight			5,468
Sales as shown in the consolidated statements of income (loss)			$146,064
Less:
Variable costs	$90,397	$12,294	$102,691
Manufacturing fixed costs[1]	10,218	3,496	13,714
Selling, general and administrative costs[1]	8,549	3,173	11,722
Other[2]	376	40	416
EBITDA from ongoing operations	$6,177	$5,876	$12,053
Reconciliation of profit (loss):
Depreciation and amortization			5,703
Plant shutdowns, asset impairments, restructurings and other			2,170
Interest income			5
Interest expense			1,192
Gain on investment in kaleo, Inc.			—
Corporate expenses, net[3]			5,554
Income (loss) from continuing operations before income tax			(2,561)
Income tax expense (benefit)			828
Net income (loss) from continuing operations			(3,389)
Income (loss) from discontinued operations, net of tax			(557)
Net income (loss)			$(3,946)
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

The following tables present segment revenue, segment profit (loss), and significant expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$444,470	$76,017	$520,487
Reconciliation of revenue:
Add back freight			18,309
Sales as shown in the consolidated statements of income (loss)			$538,796
Less:
Variable costs	$344,043	$35,586	$379,629
Manufacturing fixed costs[1]	34,879	10,487	45,366
Selling, general and administrative costs[1]	28,489	8,420	36,909
Other[2]	1,808	70	1,878
EBITDA from ongoing operations	$35,251	$21,454	$56,705
Reconciliation of profit (loss):
Depreciation and amortization			16,214
Plant shutdowns, asset impairments, restructurings and other			2,138
Interest income			16
Interest expense			3,566
Corporate expenses, net[3]			21,619
Income (loss) from continuing operations before income tax			13,184
Income tax expense (benefit)			3,575
Net income (loss) from continuing operations			9,609
Income (loss) from discontinued operations, net of tax			9,297
Net income (loss)			$18,906
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

	Nine Months Ended September 30, 2024
(In thousands)	Aluminum Extrusions	PE Films	Total
Net Sales	$349,353	$78,811	$428,164
Reconciliation of revenue:
Add back freight			15,812
Sales as shown in the consolidated statements of income (loss)			$443,976
Less:
Variable costs	$263,007	$37,522	$300,529
Manufacturing fixed costs[1]	29,726	9,832	39,558
Selling, general and administrative costs[1]	24,319	8,480	32,799
Other[2]	677	64	741
EBITDA from ongoing operations	$31,624	$22,913	$54,537
Reconciliation of profit (loss):
Depreciation and amortization			17,336
Plant shutdowns, asset impairments, restructurings and other			5,570
Interest income			30
Interest expense			3,515
Gain on investment in kaleo, Inc.			144
Corporate expenses, net[3]			16,730
Income (loss) from continuing operations before income tax			11,560
Income tax expense (benefit)			3,175
Net income (loss) from continuing operations			8,385
Income (loss) from discontinued operations, net of tax			(251)
Net income (loss)			$8,134
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.
The following table presents identifiable assets by segment at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Aluminum Extrusions	$269,664	$247,205
PE Films	54,694	55,081
Subtotal	324,358	302,286
General corporate	41,157	46,883
Cash and cash equivalents	13,291	7,062
Discontinued operations	—	126
Total	$378,806	$356,357
The following table presents depreciation and amortization for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Aluminum Extrusions	$4,190	$4,404	$12,509	$13,392
PE Films	1,224	1,299	3,705	3,944
Subtotal	5,414	5,703	16,214	17,336
General corporate	48	66	146	255
Discontinued operations	—	708	—	2,191
Total	$5,462	$6,477	$16,360	$19,782

The following table presents capital expenditures for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Aluminum Extrusions	$3,079	$1,449	$7,835	$4,461
PE Films	529	517	1,411	1,127
Subtotal	3,608	1,966	9,246	5,588
Discontinued operations	—	948	—	2,108
Total	$3,608	$2,914	$9,246	$7,696
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and nine months ended September 30, 2025 and 2024:

Net Sales by Geographic Area (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
United States	$171,063	$124,800	$473,712	$381,637
Exports from the United States to:
Asia	11,482	11,728	32,654	34,387
Latin America	2,026	1,462	4,616	4,121
Canada	3,416	2,282	8,586	7,404
Europe	—	35	37	60
Operations outside the United States:
Asia	366	289	882	555
Total	$188,353	$140,596	$520,487	$428,164
(a) Export sales relate mostly to PE Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $6.7 million and $6.5 million in the third quarter of 2025 and 2024, respectively, and $19.7 million and $19.1 million in the first nine months of 2025 and 2024, respectively.

Net Sales by Product Group
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Aluminum Extrusions:
Nonresidential building & construction	$87,388	$63,362	$236,612	$200,978
Consumer durables	13,297	8,210	37,715	24,440
Automotive	10,832	10,583	32,899	30,487
Residential building & construction	11,516	9,368	30,539	26,440
Electrical	14,429	8,541	42,292	21,075
Machinery & equipment	17,662	12,564	48,943	36,434
Distribution	7,346	3,089	15,470	9,499
Subtotal	162,470	115,717	444,470	349,353
PE Films:
Surface protection films	19,163	17,516	54,675	56,241
Overwrap packaging	6,720	7,363	21,342	22,570
Subtotal	25,883	24,879	76,017	78,811
Total	$188,353	$140,596	$520,487	$428,164

10. DEBT
ABL Facility
In May 2025, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Second Amended and Restated Credit Agreement (the "ABL Facility"), which provides the Company with a $125 million senior secured asset-based revolving credit facility. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, and owned machinery and equipment. Amendment No. 5 extended the maturity date of the ABL Facility to May 6, 2030. As of September 30, 2025, funds available to borrow under the ABL Facility was $72.5 million, or 58.0% of the aggregate commitment of $125 million. During the third quarter of 2025, the Company's letters of credit have been reduced from approximately $12 million to $3 million, which directly increases the Company's borrowing availability.
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
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of September 30, 2025, the Company was in compliance with all debt covenants.
PE Films Guangzhou Loan
In June 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan revolving loan with the Industrial and Commercial Bank of China. This loan matured on July 3, 2025. The interest rate was the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of September 30, 2025, there was no outstanding loan balance. The revolving loan was secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027. Guangzhou Tredegar has the option to enter into additional loan contracts with the Industrial and Commercial Bank of China for the duration of the mortgage contract. As of December 31, 2024, this loan was presented as current debt on the consolidated balance sheets.
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
The following table summarizes the financial results of discontinued operations reflected in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue and other items
Sales	$—	$35,987	$—	$104,046
Other income (expense), net	—	3	—	6
	—	35,990	—	104,052
Costs and expenses
Cost of goods sold	—	29,204	—	85,793
Freight	—	1,618	—	5,021
Selling, general and administrative	35	3,121	360	5,651
Research and development	—	174	—	570
Amortization of intangibles	—	23	—	71
Interest expense[1]	—	2,288	—	6,799
(Gain) loss on sale of business	—	—	(9,657)	—
Total	35	36,428	(9,297)	103,905
Income (loss) from discontinued operations before income tax	(35)	(438)	9,297	147
Income tax expense (benefit)[2]	—	119	—	398
Income (loss) from discontinued operations, net of tax	$(35)	$(557)	$9,297	$(251)
1.For the three and nine months ended September 30, 2024, interest expense includes $0.6 million and $1.8 million, respectively, directly related to the $20 million of outstanding Terphane debt assumed by Oben.
2.An inconsequential income tax expense (benefit) was recognized during the three and nine months ended September 30, 2025, primarily due to foreign tax credits generated from the final Brazilian withholding tax payment made during the periods, which offset the tax liability on the income from discontinued operations.

Interest expense allocated to discontinued operations was determined by applying the ABL Facility weighted-average interest rate to the Terphane sale proceeds, as the sale proceeds were required to be used to pay down debt outstanding under the ABL Facility.

The assets and liabilities of the discontinued operations reflected in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively, were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Assets
Deferred income taxes	$—	$126
Total noncurrent assets of discontinued operations	$—	$126

Liabilities[1]
Accounts payable	$—	$161
Accrued expenses	—	580
Total current liabilities of discontinued operations	$—	$741
1.The consolidated balance sheet of discontinued operations as of December 31, 2024 includes $0.6 million of severance and $0.2 million of miscellaneous accrued expenses.
The following table provides significant operating, investing and financing cash flow information for discontinued operations:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Operating activities:
Depreciation and amortization	$—	$2,191
Gain on the sale of divested business	(9,657)	—
Total	$(9,657)	$2,191
Investing activities:
Proceeds from the sale of Terphane	$9,835	$—
Capital expenditures	—	2,108
Total	$9,835	$2,108

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
Business Overview
Tredegar Corporation is an industrial manufacturer with two primary businesses: custom aluminum extrusions for the building & construction (“B&C”), automotive and specialty end-use markets in the United States through its Aluminum Extrusions segment (with exports comprising less than 5% of total sales volume) and surface protection films for high-technology applications in the global electronics industry through its PE Films segment. With approximately 1,700 employees, the Company operates manufacturing facilities in the U.S. and China.
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
Third quarter 2025 net income (loss) from continuing operations was $7.1 million ($0.20 per diluted share) compared to $(3.4) million ($(0.10) per diluted share) in the third quarter of 2024.
Third Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions was $16.8 million in the third quarter of 2025 versus $6.2 million in the third quarter of 2024 and versus $9.3 million in the second quarter of 2025.
◦Sales volume was 41.3 million pounds in the third quarter of 2025 versus 34.6 million pounds in the third quarter of 2024 and 40.7 million pounds in the second quarter of 2025.
◦Net new orders decreased 5% in the third quarter of 2025 versus the third quarter of 2024 and 16% versus the second quarter of 2025. Open orders at the end of the third quarter of 2025 were 19 million pounds versus 16 million pounds at the end of the third quarter of 2024 and 25 million pounds at the end of the second quarter of 2025.
•EBITDA from ongoing operations for PE Films was $7.2 million in the third quarter of 2025 versus $5.9 million in the third quarter of 2024 and versus $6.7 million in the second quarter of 2025.
◦Sales volume was 9.7 million pounds in the third quarter of 2025 versus 9.6 million pounds in the third quarter of 2024 and 9.8 million pounds in the second quarter of 2025.

Results of Operations
Third Quarter of 2025 Compared with the Third Quarter of 2024 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from the third quarter of 2024 to the third quarter of 2025 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the three months ended September 30, 2024	$(3,389)
Income tax expense (benefit)	828
Income (loss) from continuing operations before income taxes for the three months ended September 30, 2024	(2,561)
Change in income (loss) from increases (decreases) in the following items:
Sales	48,878
Other income (expense), net	30
Total	48,908
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(34,738)
Freight	(1,121)
Selling, general and administrative	(1,552)
Interest expense	424
Other	(237)
Total	(37,224)
Income (loss) from continuing operations before income taxes for the three months ended September 30, 2025	9,123
Income tax expense (benefit)	2,014
Net income (loss) from continuing operations for the three months ended September 30, 2025	$7,109
Sales in the third quarter of 2025 increased by $48.9 million compared with the third quarter of 2024. Net sales (sales less freight) in Aluminum Extrusions increased $46.8 million, primarily due to higher sales volume and the pass-through of higher metal costs. Net sales in PE Films increased $1.0 million, primarily due to an increase in sales volume in surface protection films. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 16.0% in the third quarter of 2025 compared to 12.4% in the third quarter of 2024. The gross profit margin in Aluminum Extrusions increased compared to the prior year period primarily due to higher volume, favorable pricing and lower manufacturing costs associated with material yield, partially offset by higher labor rates, unfavorable labor productivity associated with onboarding new employees, higher maintenance and supply expense, and higher fixed costs primarily associated with wage increases and compensation-related costs. Additionally, the timing of the flow-through under the first-in first-out (“FIFO”) method of aluminum raw materials costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $4.3 million in the third quarter of 2025 versus a charge of $1.0 million in the third quarter of 2024. The gross profit margin in PE Films increased due to a higher Surface Protection contribution margin associated with higher volume, cost improvements and favorable productivity and the pass-through lag associated with resin costs, partially offset by lower overwrap films volume and unfavorable productivity.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 10.5% in the third quarter of 2025 compared with 13.0% in the third quarter of 2024. Third quarter sales increased 33.5% while SG&A increased 8.3% compared to the prior period. Higher SG&A spending was primarily due to employee-related incentive compensation, stock-based compensation and business development activities.
Interest expense was $0.8 million in the third quarter of 2025 in comparison to $1.2 million in the third quarter of 2024. The decrease in interest expense was primarily due to lower weighted average total debt outstanding and lower interest rates.
The effective tax rate used to compute income taxes (benefit) from continuing operations in the third quarter of 2025 was 22.1% compared to (32.3)% in the third quarter of 2024. The effective tax rate in the third quarter of 2025 was impacted by taxable discrete items, including stock-based compensation. The effective tax rate in the third quarter of 2024 was impacted by a loss from continuing operations before income taxes.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the third quarters of 2025 and 2024 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the table in the Segment Operations Review section below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended September 30,
(In millions)	2025	2024
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Production equipment asset impairment	$0.4	$—
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	0.4	0.7
Aluminum extrusion press fire at the Newnan, Georgia plant[1]	0.1	—
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	—	0.4
Resolution of customer quality complaint[2]	—	0.8
Total for Aluminum Extrusions	$0.9	$1.9
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$1.8	$0.1
Professional fees associated with remediation activities related to internal control over financial reporting[1]	—	0.3
Professional fees associated with the transition to the ABL Facility[1]	—	0.1
Total for Corporate	$1.8	$0.5
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income. 2. Included in "Sales" in the condensed consolidated statements of income.
Average total debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In millions, except percentages)	2025	2024
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$59.0	$125.5
Average interest rate	6.5%	9.0%

First Nine Months of 2025 Compared with the First Nine Months of 2024 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from the first nine months of 2024 to the first nine months of 2025 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the nine months ended September 30, 2024	$8,385
Income tax expense (benefit)	3,175
Income (loss) from continuing operations before income taxes for the nine months ended September 30, 2024	11,560
Change in income (loss) from increases (decreases) in the following items:
Sales	94,820
Other income (expense), net	1,077
Total	95,897
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(84,796)
Freight	(2,497)
Selling, general and administrative	(7,154)
Interest expense	(51)
Other	225
Total	(94,273)
Income (loss) from continuing operations before income taxes for the nine months ended September 30, 2025	13,184
Income tax expense (benefit)	3,575
Net income (loss) from continuing operations for the nine months ended September 30, 2025	$9,609
Sales in the first nine months of 2025 increased by $94.8 million compared with the first nine months of 2024. Net sales (sales less freight) in Aluminum Extrusions increased $95.1 million, primarily due to higher sales volume and the pass-through of higher metal costs. Net sales in PE Films decreased $2.8 million, primarily due to a decrease in sales volume in Surface Protection and overwrap films. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 14.7% in the first nine months of 2025 compared to 16.1% in the first nine months of 2024. The gross profit margin in Aluminum Extrusions decreased compared to the prior year period primarily due to higher variable manufacturing costs associated with material yield in the first five months of 2025, higher labor rates, decreased labor productivity associated with onboarding new employees, higher maintenance expense, primarily associated with downed equipment and extreme winter weather events in the first quarter of 2025 and tariff impacts, higher die expense associated with the timing of purchases in the first quarter of 2025, higher expense for externally purchased (versus internally produced) billet related to increasing volume, higher utilities and higher fixed costs associated with wage increases and compensation-related costs, partially offset by higher volume and favorable mix. Additionally, the timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired at lower prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a benefit of $5.4 million in the first nine months of 2025 versus a charge of $1.0 million in the first nine months of 2024. The gross profit margin in PE Films remained consistent with the prior period.
As a percentage of sales, SG&A and R&D expenses were 11.5% in the first nine months of 2025 compared with 12.3% in the first nine months of 2024. Sales increased 21.4% while SG&A increased 13.2% compared to the prior period. Higher SG&A spending was primarily due to employee-related incentive compensation, stock-based compensation and business development activities.
Interest expense was $3.6 million in the first nine months of 2025 in comparison to $3.5 million in the first nine months of 2024. The increase was primarily due to the write-off of deferred financing fees related to the entry into Amendment No. 5 to the Second Amended and Restated Credit Agreement of $0.8 million, partially offset by lower weighted average total debt outstanding and lower interest rates.
The effective tax rate used to compute income taxes (benefit) from continuing operations in the first nine months of 2025 was 27.1% compared to 27.5% in the first nine months of 2024. The effective tax rate in the first nine months of 2025 and the first nine months of 2024 was impacted by taxable discrete items, including stock-based compensation.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first nine months of 2025 and 2024 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the table in the Segment Operations Review section below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Nine Months Ended September 30,
(In millions)	2025	2024
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Production equipment asset impairment	$0.4	$—
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	1.2	2.1
Storm damage to the Newnan, Georgia plant[1]	(0.2)	0.3
Aluminum extrusion press fire at the Newnan, Georgia plant[1]	0.1
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	0.1	0.9
Resolution of customer quality complaint[5]	—	0.8
Aluminum premium charge as a result of unplanned maintenance interruptions[2]	0.3	—
Total for Aluminum Extrusions	$1.9	$4.1
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Richmond, Virginia Technical Center closure expenses, including severance[3]	$—	$0.3
Richmond, Virginia Technical Center lease modification[3]	—	0.3
Total for PE Films	$—	$0.6
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$5.6	$0.3
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.2	1.6
Group annuity contract premium adjustment[4]	0.1	(0.2)
Professional fees associated with the transition to the ABL Facility[1]	0.2	0.3
Proceeds on the sale of corporate-owned land[4]	(1.5)	—
Total for Corporate	$4.6	$2.0
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Cost of Goods Sold” in the condensed consolidated statements of income.
3. See Note 1 for additional information.
4. Included in “Other income (expense), net” in the condensed consolidated statements of income.
5. Included in "Sales" in the condensed consolidated statements of income.

Average total debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2025	2024
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$60.0	$128.6
Average interest rate	6.8%	9.1%

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/	Nine Months Ended		Favorable/
(In thousands, except percentages)	September 30,		(Unfavorable)	September 30,		(Unfavorable)
	2025	2024	% Change	2025	2024	% Change
Sales volume (lbs)	41,303	34,556	19.5%	119,911	103,303	16.1%
Net sales	$162,470	$115,717	40.4%	$444,470	$349,353	27.2%
Variable costs	124,462	90,397	(37.7)%	344,043	263,007	(30.8)%
Manufacturing fixed costs[1]	11,906	10,218	(16.5)%	34,879	29,726	(17.3)%
Selling, general and administrative costs[1]	8,948	8,549	(4.7)%	28,489	24,319	(17.1)%
Other[2]	346	376	8.0%	1,808	677	(167.1)%
EBITDA from ongoing operations	$16,808	$6,177	172.1%	$35,251	$31,624	11.5%
Depreciation & amortization	(4,190)	(4,404)	4.9%	(12,509)	(13,392)	6.6%
EBIT from ongoing operations[3]	$12,618	$1,773	611.7%	$22,742	$18,232	24.7%
Capital expenditures	$3,079	$1,449		$7,835	$4,461
1. Excludes related depreciation and amortization
2. Includes segment allocated employee compensation benefit expenses
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.

Third Quarter 2025 Results vs. Third Quarter 2024 Results
Net sales (sales less freight) in the third quarter of 2025 increased 40.4% versus the third quarter of 2024 primarily due to higher sales volume and the pass-through of higher metal costs. Sales volume in the third quarter of 2025 increased 19.5% versus the third quarter of 2024 and 1.5% versus the second quarter of 2025. The Company increased shipments for curtainwall, storefront and institutional walkway covers within the nonresidential B&C market versus the third quarter of 2024. Within the specialty market, shipments for solar panel products within the electrical product group, machinery and equipment, consumer durables and distribution products increased versus the third quarter of last year. The Company attributes the increase in nonresidential B&C and consumer durables to a pull-forward of demand earlier in the year as customers placed orders in anticipation of higher tariff-related pricing (see discussion on net new orders below).
Year-over-year growth in shipments for TSLOTSTM aluminum framing systems was primarily associated with increased demand for infrastructure associated with data containment and data centers. The Company believes that the growth in the solar and distribution markets was partly due to regaining market share previously lost to imported aluminum extrusions.
Net new orders in the third quarter of 2025 decreased 5% versus the third quarter of 2024 and 16% versus the second quarter of 2025. The decrease in net new orders in the third quarter of 2025, which is largely attributed to the tariff increase to 50%, marked the second quarterly decline for this metric, following 10 consecutive quarterly increases.
Open orders at the end of the third quarter of 2025 were 19 million pounds versus 16 million pounds at the end of the third quarter of 2024 and 25 million pounds at the end of the second quarter of 2025. This level falls below the quarterly range of 21 to 27 million pounds in 2019 before pandemic-related disruptions that resulted in long lead times.
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

The trend of net new orders declined after the most recent tariff increase to 50% from an average of 3.4 million pounds per week for the weekly periods ending from January 5 to June 1, 2025, to an average of 2.7 million pounds per week for the weekly periods ending June 8, 2025 through November 2, 2025. The Company believes that the 20% decline in net new orders after the step-up in tariff to 50% is due to a combination of: lower demand for extrusions in the U.S.; tariffs not resulting in the expected favorable shift of market share to U.S. aluminum extrusion producers due to the apparent undervaluing of goods by importers; and customers pausing orders to evaluate the permanency of the new higher tariff. When the Section 232 program was initially strengthened, while import volume remained high, U.S. producers began to see increased market share gains against imports. However, the U.S. industry has seen these early gains reversed and imports have again begun gaining share at the expense of the domestic industry, which has impacted the Company’s business. The Company is hopeful that the Administration will address the problem.
EBITDA from ongoing operations in the third quarter of 2025 increased $10.6 million versus the third quarter of 2024, primarily due to:
•A $12.7 million increase in contribution margin (net sales less variable costs) associated with:
◦Higher volume ($4.9 million), favorable pricing ($4.2 million) and lower manufacturing costs associated with material yield ($0.5 million favorable in the third quarter of 2025 versus $0.8 million unfavorable in the third quarter of 2024), partially offset by higher labor rates ($0.9 million), unfavorable labor productivity associated with onboarding new employees ($0.7 million), higher maintenance and supply expense, partially due to the impact of tariffs ($0.5 million), and higher utilities ($0.3 million).
◦The timing of the flow-through under the FIFO method of aluminum raw materials costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $4.3 million in the third quarter of 2025 versus a charge of $1.0 million in the third quarter of 2024.
▪The underlying average U.S. Midwest transaction prices for aluminum (which includes tariffs and duties) and the main factor causing the flow-through timing issue for the related periods compared, were $1.89 and $1.49 per pound in August and May of 2025, and $1.25 and $1.36 per pound in August and May of 2024. The average U.S. Midwest transaction prices for aluminum for the third and second quarters of 2025 and third and second quarters of 2024 were $1.90, $1.56, $1.27 and $1.34 per pound, respectively.
•Higher fixed costs primarily associated with wage increases and compensation-related costs ($0.6 million), higher maintenance and utilities expenses ($0.5 million) and added resources to support increasing volume ($0.3 million).
•Higher SG&A expenses primarily associated with employee-related compensation ($0.4 million).
First Nine Months of 2025 Results vs. First Nine Months of 2024 Results
Net sales in the first nine months of 2025 increased 27.2% versus the first nine months of 2024 primarily due to higher sales volume and the pass-through of higher metal costs. Sales volume in the first nine months of 2025 increased 16.1% versus the first nine months of 2024.
EBITDA from ongoing operations in the first nine months of 2025 increased $3.6 million in comparison to the first nine months of 2024 primarily due to:
•A $14.0 million increase in contribution margin associated with:
◦Higher volume and favorable mix ($15.6 million), partially offset by higher variable manufacturing costs associated with material yield in the first five months of 2025, which was unfavorable to projected rates ($0.8 million unfavorable in the first nine months of 2025 versus $0.2 million unfavorable in the first nine months of 2024), higher labor rates ($2.3 million), decreased labor productivity associated with onboarding new employees ($1.2 million), higher maintenance expense, primarily associated with downed equipment, extreme winter weather events in the first quarter of 2025 and tariff impacts ($1.0 million), higher die expense associated with the timing of purchases in the first quarter of 2025 ($0.7 million), higher expense for externally purchased (versus internally produced) billet related to increasing volume ($1.0 million) and higher utilities ($0.7 million).
◦The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired at lower prices in a quickly changing commodity pricing environment and passed through to customers, resulted in a benefit of $5.4 million in the first nine months of 2025 versus a charge of $1.0 million in the first nine months of 2024.

•Higher fixed costs associated with wage increases and compensation-related costs ($2.4 million), higher maintenance and utilities ($1.2 million) and added resources to support increasing volume ($0.9 million).
•Higher SG&A expenses primarily associated with employee-related compensation ($3.3 million), increased training and onboarding expense ($0.5 million) and routine environmental compliance costs ($0.3 million).
•Higher other expense for employee-related medical costs caused by an increase in the number of high-cost medical claims versus favorable experience in recent years ($1.1 million). The Company is self-insured for medical claims with stop loss coverage for claims of over $0.3 million.
Manufacturing costs versus expectations during the second quarter of 2025 were unfavorable by approximately $3 million, which occurred in April and May due to inefficiencies from the ramp-up of production and hiring to fulfill the higher order rate. These issues were resolved and did not recur in the third quarter of 2025.
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
PE Films
A summary of results for PE Films is provided below:

	Three Months Ended		Favorable/	Nine Months Ended		Favorable/
(In thousands, except percentages)	September 30,		(Unfavorable)	September 30,		(Unfavorable)
	2025	2024	% Change	2025	2024	% Change
Sales volume (lbs)	9,656	9,640	0.2%	29,093	30,223	(3.7)%
Net sales	$25,883	$24,879	4.0%	$76,017	$78,811	(3.5)%
Variable costs	11,922	12,294	3.0%	35,586	37,522	5.2%
Manufacturing fixed costs[1]	3,785	3,496	(8.3)%	10,487	9,832	(6.7)%
Selling, general and administrative costs[1]	2,961	3,173	6.7%	8,420	8,480	0.7%
Other[2]	(6)	40	115.0%	70	64	(9.4)%
EBITDA from ongoing operations	$7,221	$5,876	22.9%	$21,454	$22,913	(6.4)%
Depreciation & amortization	(1,224)	(1,299)	5.8%	(3,705)	(3,944)	6.1%
EBIT from ongoing operations[3]	$5,997	$4,577	31.0%	$17,749	$18,969	(6.4)%
Capital expenditures	$529	$517		$1,411	$1,127
1. Excludes related depreciation and amortization
2. Includes segment allocated employee compensation benefit expenses
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.

Third Quarter 2025 Results vs. Third Quarter 2024 Results
Net sales in the third quarter of 2025 increased 4.0% versus the third quarter of 2024 due to an increase in sales volume in surface protection films. Sales volume increased 10.9% in surface protection films versus the third quarter of 2024 and 16.1% versus the second quarter of 2025. Recent volume performance for Surface Protection is expected to moderate for the remainder of the year. Volume for overwrap films, which are predominantly manufactured and sold in the U.S. and used in consumer staple items, decreased 11.0% in the third quarter of 2025 versus the third quarter of 2024.
To date, Surface Protection has not experienced an adverse impact on customer demand related to tariff actions; however, the situation remains fluid and the impact on consumer electronics is uncertain.
EBITDA from ongoing operations in the third quarter of 2025 increased $1.4 million versus the third quarter of 2024, primarily due to:
•An increase in contribution margin of $1.4 million resulting from:
◦A $1.8 million increase from Surface Protection associated with higher volume ($0.7 million), cost improvements and favorable productivity ($1.0 million) and the pass-through lag associated with resin costs

(a charge of $0.1 million in the third quarter of 2025 versus a charge of $0.2 million in the third quarter of 2024).
◦A $0.4 million decrease from overwrap films primarily due to lower volume ($0.1 million) and unfavorable productivity ($0.3 million)
There have been significant cyclical swings in the sales volume and EBITDA from ongoing operations for PE Films since the beginning of 2022, largely due to the unprecedented downturn in the display industry during the second half of 2022 and first half of 2023. EBITDA from ongoing operations for the past 3.75 years (first nine months of 2025, full year 2024, 2023 and 2022) has averaged approximately $5.0 million per quarter. The top four customers comprised 88% of the net sales for PE Films for the first nine months of 2025 and all of 2024.
First Nine Months of 2025 Results vs. First Nine Months of 2024 Results
Net sales in the first nine months of 2025 decreased 3.5% compared to the first nine months of 2024 due to a decrease in sales volume in Surface Protection and overwrap films. Sales volume decreased 1.9% in Surface Protection in the first nine months of 2025 versus the first nine months of 2024. Sales volume for overwrap films decreased 5.7% in the first nine months of 2025 versus the first nine months of 2024.
EBITDA from ongoing operations in the first nine months of 2025 decreased $1.5 million versus the first nine months of 2024, primarily due to:
•A decrease in contribution margin of $0.8 million resulting from:
◦Flat contribution margin in Surface Protection associated with lower volume ($3.2 million) offset by cost improvements and favorable pricing ($2.7 million) and the pass-through lag associated with resin costs (a charge of $0.2 million in the first nine months of 2025 versus a charge of $0.7 million in the first nine months of 2024).
◦A $0.8 million decrease in overwrap films primarily due to lower volume, unfavorable mix and pricing ($0.9 million) and unfavorable productivity ($0.3 million), partially offset by cost improvements ($0.2 million) and the pass-through lag associated with resin costs (a charge of $0.1 million in the first nine months of 2025 versus a charge of $0.3 million in the first nine months of 2024).
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
Corporate Expenses
Corporate expenses, net in the first nine months of 2025 increased $4.9 million compared to the first nine months of 2024 primarily due to higher professional fees associated with business development activities ($5.3 million) and higher employee-related incentive compensation ($2.0 million), partially offset by a gain on the sale of corporate-owned land ($1.5 million) and lower external and internal audit fees ($0.7 million). The Company does not expect significant expenses from business development activities in the fourth quarter of 2025.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.

Reconciliation of Net Sales and EBITDA from Ongoing Operations by Segment
A reconciliation of segment financial information to consolidated results for the Company for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Sales
Aluminum Extrusions	$162,470	$115,717	$444,470	$349,353
PE Films	25,883	24,879	76,017	78,811
Total net sales	188,353	140,596	520,487	428,164
Add back freight	6,589	5,468	18,309	15,812
Sales as shown in the condensed consolidated statements of income	$194,942	$146,064	$538,796	$443,976

EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$16,808	$6,177	$35,251	$31,624
Depreciation & amortization	(4,190)	(4,404)	(12,509)	(13,392)
EBIT	12,618	1,773	22,742	18,232
Plant shutdowns, asset impairments, restructurings and other	(927)	(2,170)	(2,151)	(4,986)
PE Films:
Ongoing operations:
EBITDA	$7,221	$5,876	$21,454	$22,913
Depreciation & amortization	(1,224)	(1,299)	(3,705)	(3,944)
EBIT	5,997	4,577	17,749	18,969
Plant shutdowns, asset impairments, restructurings and other	12	—	13	(584)
Total	17,700	4,180	38,353	31,631
Interest income	6	5	16	30
Interest expense	768	1,192	3,566	3,515
Gain on investment in kaleo, Inc.	—	—	—	144
Corporate expenses, net	7,815	5,554	21,619	16,730
Income (loss) from continuing operations before income taxes	9,123	(2,561)	13,184	11,560
Income tax expense (benefit)	2,014	828	3,575	3,175
Net income (loss) from continuing operations	7,109	(3,389)	9,609	8,385
Income (loss) from discontinued operations, net of tax	(35)	(557)	9,297	(251)
Net income (loss)	$7,074	$(3,946)	$18,906	$8,134
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2024 to September 30, 2025 are summarized below.

•Accounts and other receivables increased $23.1 million (35.7%).
◦Accounts and other receivables in Aluminum Extrusions increased $23.0 million primarily due to higher sales volume and the pass-through of higher metal costs. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 44.2 days for the 12 months ended September 30, 2025 and 44.7 days for the 12 months ended December 31, 2024.
◦Accounts and other receivables in PE Films remain consistent with prior period. DSO was approximately 25.5 days for the 12 months ended September 30, 2025 and 24.9 days for the 12 months ended December 31, 2024.
•Inventories increased $10.6 million (20.7%).
◦Inventories in Aluminum Extrusions increased $9.1 million primarily due to higher average aluminum prices and increased raw material levels from seasonally low levels at the end of last year. DIO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 48.7 days for the 12 months ended September 30, 2025 and 47.4 days for the 12 months ended December 31, 2024.
◦Inventories in PE Films increased $1.5 million primarily due to higher raw material levels. DIO was approximately 52.3 days for the 12 months ended September 30, 2025 and 50.3 days for the 12 months ended December 31, 2024.
•Net property, plant and equipment decreased $6.6 million primarily due to depreciation expense of $15.0 million, partially offset by capital expenditures of $9.0 million.
•Identifiable intangible assets, net decreased $1.3 million (18.0%) due to amortization expense.
•Accounts payable increased $14.5 million (22.5%).
◦Accounts payable in Aluminum Extrusions increased $13.9 million primarily due to higher average aluminum prices and increased raw material purchases to support higher sales volume. DPO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of accounts payable balances) was approximately 45.8 days for the 12 months ended September 30, 2025 and 44.5 days for the 12 months ended December 31, 2024.
◦Accounts payable in PE Films increased $0.8 million primarily due to higher raw material purchases. DPO was approximately 39.5 days for the 12 months ended September 30, 2025 and 41.3 days for the 12 months ended December 31, 2024.
Net cash provided by operating activities was $17.3 million in the first nine months of 2025 compared to net cash provided by operating activities of $6.1 million in the first nine months of 2024. The change in operating activities from the Company's continuing business segments is primarily due to higher segment EBITDA from ongoing operations, partially offset by higher working capital.
Net cash provided by investing activities was $2.5 million in the first nine months of 2025 compared to net cash used in investing activities of $7.5 million the first nine months of 2024. The change is primarily due to $9.8 million post-closing settlement proceeds associated with the sale of Terphane received in the first three months of 2025 and proceeds on the sale of corporate-owned land ($1.9 million), partially offset by higher capital expenditures ($1.6 million).
Net cash used in financing activities of $13.7 million in the first nine months of 2025 compared to net cash used in financing activities of $3.6 million in the first nine months of 2024. The change is primarily due to lower debt borrowings, net of principal payments ($9.5 million) under the ABL Facility (as defined below) in the first nine months of 2025, partially offset by higher deferred financing fees paid associated with Amendment No. 5 (defined below) to the ABL Facility in the first nine months of 2025.
At September 30, 2025, the Company had cash and cash equivalents of $13.3 million, including cash and cash equivalents held in locations outside the U.S. of $2.0 million.

Debt and Credit Agreements
ABL Facility
In May 2025, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Second Amended and Restated Credit Agreement (the "ABL Facility"), which provides the Company with a $125 million senior secured asset-based revolving credit facility. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, and owned machinery and equipment. Amendment No. 5 extended the maturity date of the ABL Facility to May 6, 2030. As of September 30, 2025, funds available to borrow under the ABL Facility was $72.5 million, or 58.0% of the aggregate commitment of $125 million. During the third quarter of 2025, the Company's letters of credit have been reduced from approximately $12 million to $3 million, which directly increases the Company's borrowing availability.
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
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of September 30, 2025, the Company was in compliance with all debt covenants.

The computation of Credit EBITDA, as defined in the ABL Facility, and fixed charge coverage ratio is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended September 30, 2025 *
Computations of Credit EBITDA for the twelve months ended September 30, 2025 (in thousands):
Net income (loss)	$(53,793)
Plus:
After-tax losses related to discontinued operations	56,062
Total income tax expense for continuing operations	235
Interest expense	4,715
Depreciation and amortization expense for continuing operations	21,996
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,926)	23,735
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 3 “ABL Transition”)	289
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 5)	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(22)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Credit EBITDA	$53,217
Fixed charge coverage ratio**:
Credit EBITDA	$53,217
Unfinanced capital expenditures	$15,516
Fixed charges	$5,494
Fixed charge coverage ratio	6.86
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.
** Fixed Charge Coverage Ratio is computed as the ratio of (a) Credit EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges.

PE Films Guangzhou Loan
In June 2024, PE Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 9.5 million Chinese Yuan revolving loan with the Industrial and Commercial Bank of China. This loan matured on July 3, 2025. The interest rate was the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of September 30, 2025, there was no outstanding loan balance. The revolving loan was secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage contract has a maximum value of 30 million Chinese Yuan and is effective from June 25, 2024 through May 31, 2027. Guangzhou Tredegar has the option to enter into additional loan contracts with the Industrial and Commercial Bank of China for the duration of the mortgage contract. As of December 31, 2024, this loan was presented as current debt on the consolidated balance sheets.

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
PE Films is generally able to match the currency of its sales and costs for its product lines. Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for PE Films had a favorable impact to EBITDA from ongoing operations of $0.1 million for the third quarter of 2025 and no impact in the first nine months of 2025 compared to the same periods of 2024.

Trends for the Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025.
Based on this evaluation of our disclosure controls and procedures as of September 30, 2025, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Tredegar Corporation
(Registrant)

Date:	November 7, 2025	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	/s/ D. Andrew Edwards
D. Andrew Edwards
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2025	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)