Form 10-K
period 2025-12-31
TREDEGAR CORP
filed 2026-03-11
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter): $242,702,935*
Number of shares of Common Stock outstanding as of March 6, 2026: 34,756,980

*
In determining this figure, an aggregate of 7,296,737 shares of Common Stock beneficially owned by John D. Gottwald, William M. Gottwald, James T. Gottwald, and Residual 10-year CLAT UA FDGJR Living Trust and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange on June 30, 2025.

Documents Incorporated by Reference
Portions of the Tredegar Corporation Proxy Statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K
Year Ended December 31, 2025

PART I
Item 1.    BUSINESS
Description of Business
Tredegar Corporation is engaged, through its subsidiaries, in the manufacture of aluminum extrusions and polyethylene and polypropylene plastic films. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.
In the fourth quarter of 2025, the Company renamed the segment formerly known as “PE Films.” This segment will be referred to as “High Performance Films” going forward. The product previously known as polyethylene overwrap films was renamed to advanced packaging films. There were no changes to the operations reported within the High Performance Films segment. The Company continues to have two reportable segments: Aluminum Extrusions and High Performance Films.
On November 1, 2024, the Company completed the sale of its flexible packaging films business (also referred to as “Terphane”) headquartered in Brazil to Oben Group. All historical results for Terphane have been presented as discontinued operations. For more information on this transaction, see Note 15. “Divestitures” to the Consolidated Financial Statements included in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K (“Item 15”).
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

B&C - residential	Residential windows and doors, shower and tub enclosures, railing and support systems, venetian blinds, and swimming pools
Automotive & transportation	Automotive and light truck structural components, battery enclosures for electric vehicles, after-market automotive accessories, grills for heavy trucks, travel trailers and recreation vehicles
Consumer durables	Office furniture, pleasure boats, refrigerators and freezers, appliances and sporting goods
Machinery & equipment	Material handling equipment, conveyor systems, medical equipment, industrial fans and aluminum framing systems (TSLOTSTM by Bonnell Aluminum)
Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theater set structures and various standard profiles (including rod, bar, tube and pipe)
Electrical & renewable energy	Lighting fixtures, electronic apparatus, solar panel brackets and rigid and flexible conduits

Aluminum Extrusions’ net sales (sales less freight) by market segment for the years ended December 31, 2025, 2024 and 2023 is shown below:

% of Aluminum Extrusions Net Sales[1] by Market Segment
	2025	2024	2023
B&C:
Nonresidential	54%	56%	57%
Residential	7%	8%	8%
Automotive	7%	8%	10%
Specialty:
Consumer durables	8%	7%	8%
Machinery & equipment	12%	11%	9%
Electrical	9%	8%	5%
Distribution	3%	2%	3%
Total	100%	100%	100%
1. The Company uses net sales as its measure of revenues from external customers at the segment level. For more business segment information, see Note 12 “Business Segments” to the Consolidated Financial Statements included in Item 15 of this Form 10-K.

In 2025, 2024 and 2023, Aluminum Extrusions net sales accounted for approximately 86%, 82% and 86% of Tredegar’s consolidated net sales, respectively.
Open Orders. Overall open orders in Aluminum Extrusions were approximately $70.4 million, or 17 million pounds, at December 31, 2025 compared to approximately $55.0 million, or 17 million pounds, at December 31, 2024, an increase of $15.4 million, or approximately 28%. This level of open orders falls below the normalized level that is typically associated with stable demand patterns and healthy market dynamics. Sales volume for Aluminum Extrusions, which the Company believes is cyclical and seasonal in nature due to its end-use markets, was 157.1 million pounds in 2025, 139.2 million pounds in 2024 and 138.5 million pounds in 2023.
Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under annual contracts. Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K (“Item 7A”) for additional information on aluminum price trends. Given recent increased geopolitical tensions in the Middle East, Aluminum Extrusions is monitoring potential implications for the availability of certain aluminum‑related raw materials in 2026 and evaluating whether diversifying its sourcing may be warranted. Aluminum Extrusions maintains robust supply agreements that support the continuity of aluminum and other key cost components.

High Performance Films
High Performance Films produces surface protection films, advanced packaging films and films for other markets. Tredegar’s Surface Protection unit produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™, ForceField PEARL®, Pearl A™ and Obsidian™ brand names. These films, which are manufactured at facilities in the U.S. and China, support manufacturers of optical and other specialty substrates used in high-technology applications, most notably protecting high-value components of flat panel and flexible displays used in televisions, monitors, notebooks, smartphones, tablets, e-readers, electronic shelf labels, automobiles and flexible solar panels during the manufacturing and transportation processes. The Obsidian™ series of products is designed for usage in automotive applications. In 2025, 2024 and 2023, High Performance Films accounted for approximately 14%, 18% and 14% of Tredegar’s consolidated net sales, respectively.
Raw Materials. The primary raw materials used by High Performance Films are polyethylene and polypropylene resins. These raw materials are obtained from domestic and foreign suppliers at competitive prices. Refer to Item 7A for additional information on resin price trends. High Performance Films believes that there will be an adequate supply of polyethylene and polypropylene resins in the foreseeable future.

Customers. High Performance Films’ products are sold primarily in the U.S. and Asia, with the top four customers, collectively, comprising 88% of its net sales in 2025 and in 2024 and 87% in 2023. No single High Performance Films customer exceeds 10% of Tredegar’s consolidated net sales. For additional information, see Item 1A. “Risk Factors” of this Form 10-K (“Item 1A”).
General
Intellectual Property. Tredegar considers patents, licenses and trademarks to be material to High Performance Films. On December 31, 2025, High Performance Films held 30 patents (including 6 U.S. patents), and 12 registered trademarks (including 5 U.S. registered trademarks). As of December 31, 2025, these patents had remaining terms of 5 to 16 years.
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
The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Several of the Company’s manufacturing operations result in emissions of carbon dioxide or GHG and are subject to the current GHG regulations. The Company’s compliance with environmental regulations has yet to require significant capital expenditures; however, environmental standards tend to become more stringent over time. In addition, in this time of increased accountability in supply chains, some customers are requesting that the Company demonstrate alignment with the customer’s own sustainability commitments. Therefore, in order to comply with current or future environmental legislation or regulations and customer requirements, the Company may be subject to additional capital expenditures, operating expenses or other compliance costs, the amounts and timing of which are not presently determinable, but which could be significant, including constructing new facilities or modifying existing facilities.
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
Human Capital Management.
Overview
Tredegar had approximately 1,700 employees at December 31, 2025 located in the U.S. and Asia, of which 96% are located in the U.S. Approximately 19% of the Company’s employees are represented by labor unions located in the U.S. under two collective bargaining agreements with varying durations and expiration dates. The labor union representing employees at Bonnell Aluminum’s Newnan Plant ratified a new collective bargaining agreement in January 2025. Similarly, the labor union representing employees in High Performance Films’s Pottsville Plant ratified a new collective bargaining agreement in November 2025.
Health and Safety
Tredegar has continuously exceeded the industry standards for safety in each of its respective manufacturing sectors. The Company uses various forms of employee safety metrics to assess the health and safety performance of its Aluminum Extrusion and High Performance Films operations, including employee safety data which is available on the Company’s website at www.tredegar.com/about-tredegar/our-broader-commitments/committed-to-our-employees/.
Additionally, Aluminum Extrusions has on-site health clinics at its Carthage and Clearfield facilities. These clinics allow Aluminum Extrusions to invest in its people, provide more personal and more thorough healthcare to employees, and enhance the employer-employee relationship. Collectively, the Carthage and Clearfield clinics serve over 800 employees.

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
Tredegar strictly complies with all applicable federal, state, local and international laws governing nondiscrimination in employment in every location where Tredegar and its businesses have facilities to ensure healthy and positive working conditions. This applies to all terms and conditions of employment, including recruiting, hiring, job assignments, promotion, termination, layoff, recall, transfer, leaves of absence, compensation and training. All applicants and employees are treated with the same high level of respect regardless of their race, creed, color, religion, sex, sexual orientation, gender identity, age, pregnancy, national origin, ethnicity, political affiliation, union membership, family status, citizenship status, veteran status, disability or other protected category. Employees who experience or witness discriminatory behavior are encouraged to report such behavior to their supervisor, Human Resources or Tredegar’s toll-free anonymous reporting hotline. Additionally, the Company spends significant resources in developing its employees. A core focus is building a team of motivated and engaged leaders at every level of the Company. Each business unit has identified specific action plans to promote leadership development among its employees. Action plans include talent development, skills training, reinforcement of strong cultural values, and robust systems to ensure a safe working environment.
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
Risks Related to All of Tredegar’s Businesses
•Trade policies and prolonged geopolitical conflicts could cause an increase in the cost of our products or otherwise negatively impact the Company. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. High Performance Film’s Surface Protection business involves imports to and from the U.S. and other countries where the Company produces and sells its products, including China. Trade tensions have been rising between the U.S. and other countries. An increase in tariffs and other trade barriers between the U.S. and other countries could cause disruption to supply chains and an increase in the cost of Aluminum Extrusions’ and High Performance Films’ products or otherwise negatively impact the production and sale of the Company’s products in global markets. Furthermore, prolonged geopolitical conflicts, including recent increased tensions in the Middle East, could result in increased pricing of raw materials and supply chain constraints, which could negatively affect our business, financial position, results of operations and cash flows. Refer to Risks Related to Aluminum Extrusions for additional information about unfairly traded imports of aluminum extrusions.
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
•Tredegar’s performance is influenced by costs incurred by its operating companies, including the cost of raw materials and energy. These costs include the cost of aluminum (the raw material on which Aluminum Extrusions primarily depends), resin (the raw material on which High Performance Films primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity, diesel fuel, chemicals and paint. Aluminum, resin and natural gas prices are volatile as shown in the charts in Item 7A. The Company attempts to mitigate the effects of higher costs, which includes tariff driven cost increases, through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to customers or that Tredegar will be able to offset fully or on a timely basis the effects of higher costs. Further, the Company’s cost control efforts may not be sufficient to offset any increases in raw materials, energy or other input costs.
•Noncompliance with any of the covenants in the Company’s $125 million asset-based revolving credit facility (“ABL Facility”), which matures on May 6, 2030, could result in all debt outstanding thereunder becoming due and limiting the Company’s borrowing capacity, which could have a material adverse effect on its consolidated financial condition and liquidity. The credit agreement governing Tredegar’s ABL Facility contains restrictions and financial covenants that, if violated, could restrict the Company’s operational and financial flexibility. Failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the credit facility at such time becoming due, which could have a material adverse effect on the Company’s consolidated financial condition and liquidity.
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
•Disruptions at one of the Company’s major manufacturing facilities could negatively impact financial results. Tredegar believes it has implemented measures to minimize the risks of disruption at its facilities. However, a disruption could occur as a result of any number of events: an equipment failure with repairs requiring long lead times, labor stoppages or shortages, cybersecurity attacks, utility disruptions, constraints on the supply or delivery of critical raw materials, and severe weather conditions, including potential flooding at the Aluminum Extrusions facility located in Carthage, TN, which is located in a 50-year flood plain. Refer to Risks Related to Aluminum Extrusions for additional information related to aging equipment and systems. A material disruption in one of the Company’s operating locations could negatively impact production and the Company’s consolidated financial condition, results of operations and cash flows.
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
•The Company’s results of operations, financial condition and cash flows could be impacted by the macroeconomic effects of a pandemic. The outbreak of a public health emergency, such as a pandemic or epidemic, could have multiple adverse effects on the global economy, including short-term impacts affecting labor supply and causing supply chain disruptions which can lead to inflationary pressures. In addition, a pandemic may result in certain after-shocks and structural shifts, which could adversely impact Tredegar’s markets. Preventive or protective actions taken by governmental authorities could have a material adverse effect on our businesses, our suppliers, contractors and third-party logistic providers, including facility closures, labor constraints, supply chain disruptions and other challenges. These challenges could impact our ability to maintain sufficient inventory and to accurately predict demand or lead times, which could inhibit our ability to service customer demand. Additionally, a future pandemic could heighten other risks described herein.
•Tredegar is subject to current and future government regulations, including environmental laws and regulations, and could become exposed to liabilities and costs associated with such regulations. The Company is subject to regulation by local, state, federal and foreign governmental authorities.  Additionally, some customers are requesting that the Company demonstrate alignment with the customer’s own sustainability commitments. New laws and regulations, or changes to existing laws, including those relating to environmental matters (including global climate change and plastic products), customer sustainability commitments and privacy matters, could subject Tredegar to significant additional capital expenditures, operating expenses or other compliance costs. Moreover, future developments in federal, state, local and international laws and regulations, including environmental laws, and future customer sustainability initiatives are difficult to predict. Environmental laws, customer sustainability initiatives and privacy restrictions have become and are expected to continue to become increasingly strict. As a result, Tredegar expects to be subject to new environmental and privacy laws and regulations and new customer sustainability commitments. However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.
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
Chinese and other foreign manufacturers continue to attempt to evade the antidumping and countervailing orders to avoid duties. In October 2022, the U.S. International Trade Commission extended the antidumping and countervailing duty orders against aluminum extrusions from China for a period of five years.

In March 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported into the U.S. from certain countries (“Section 232 tariffs”). In December 2020, the Department of Commerce introduced general approved exclusions, allowing importers to bypass individual exclusion requests and import items without Section 232 tariffs. All general approved exclusions were terminated effective March 12, 2025.
Unfairly traded imports of aluminum extrusions continue to pose a significant threat to the U.S. aluminum extrusion industry and to our Aluminum Extrusions segment. Effective June 4, 2025, the Section 232 tariffs were increased to 50%, except for the United Kingdom, after previously being increased from 10% to 25%, effective March 12, 2025. These measures are in addition to existing antidumping and countervailing duties. There are no country-specific or product-specific exclusions occurring to date, except for an alternative arrangement with the United Kingdom.
Despite these actions, weekly net new orders declined approximately 23.6% after the tariff increase to 50%, from an average of 3.4 million pounds per week in the first half of 2025 to 2.6 million pounds per week in the period from June 2025 through early March 2026.
We believe this decline in net new orders after the step-up in the tariff to 50% is due to a combination of lower demand for extrusions in the U.S., tariffs not resulting in the expected favorable shift of market share to domestic producers due to the undervaluation of imported fabricated aluminum products and customers pausing orders to evaluate the permanency of the new higher tariff. Due to the persistent undervaluation problem, the Section 232 framework has created a tariff inversion and price distortions that has created a disadvantage for U.S. extruders and fabricators, allowing foreign finished goods to enter the market at prices domestic manufacturers cannot match. These domestic industry structural issues have reduced the effectiveness of recent tariff increases and have contributed to renewed import surges, despite the intended Section 232 measures.
Although the initial strengthening of the Section 232 program resulted in market share gains for U.S. producers, those gains have diminished, and imports from certain countries have again begun to increase share at the expense of the domestic industry. If these conditions persist, particularly the tariff inversion and continued undervaluation of imported fabricated aluminum productions, they could have a material adverse effect on the financial condition, results of operations, and cash flows of our Aluminum Extrusions segment.
•Our business is capital intensive, and the inability to replace aging equipment could have an adverse effect on our growth and profitability. Our operations rely heavily on manufacturing equipment and information technology (“IT”) systems that, in certain cases, are aging or approaching obsolescence. Many of our production assets have been in service for decades and, while maintained, are more susceptible to mechanical failure, inefficiency, or downtime compared to modern equipment. Unexpected breakdowns or extended outages could disrupt production schedules, increase maintenance costs, and impair our ability to meet customer demand.
Similarly, portions of our IT infrastructure, including enterprise resource planning and manufacturing execution systems (ERP/MES), are based on legacy platforms that may lack the flexibility and scalability features of newer technologies. These limitations increase the risk of system failures, security and operational inefficiencies. In addition, reliance on outdated systems hinders our ability to integrate emerging technologies, automate processes, or respond quickly to evolving regulatory and market requirements. A new ERP/MES project for all locations of the Aluminum Extrusions business commenced in 2022, with capitalized spending to-date of approximately $21 million related to assets not yet placed in service. As the project progressed, certain implementation phases proved more complex and time‑consuming than originally anticipated, requiring a redesign of key elements of the system. During the second quarter of 2023, this project was reorganized to increase the utilization of existing dedicated internal resources for system design in lieu of more costly external consultants. The Company expects that in late 2026 the Board will evaluate the new project design and capital needed for implementation based on the Company’s earnings, financial position, expected cash needs, and other relevant considerations.
Furthermore, significant capital expenditures are required to modernize our infrastructure, and delays or difficulties in implementing such upgrades could exacerbate these risks. Although we currently finance most of our capital expenditures through cash provided by operations, we also may depend on increased borrowing or other financing arrangements to fund future capital expenditures. If we are unable to obtain suitable financing on favorable terms or at all, we may not be able to complete future capital projects and our ability to maintain or expand our operations may be limited. If we are unable to timely upgrade or replace aging equipment and obsolete IT systems, our business could face higher operating costs, reduced competitiveness, or experience non-cash asset impairments.
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
Risks Related to High Performance Films
•High Performance Films is highly dependent on sales associated with relatively few large customers. High Performance Films’ top four customers comprised in total approximately 13%, 16% and 12% of Tredegar’s consolidated net sales in 2025, 2024 and 2023, respectively. The loss or significant reduction of sales associated with one or more of these customers without replacement by new business could have an adverse effect on the Company.
While High Performance Films is undertaking efforts to expand its customer base, there can be no assurance that such efforts will be successful, or that they will offset any loss of sales and profits associated with large customer declines.
•The failure of our customers to achieve success or maintain market share, shifts in customer strategies, and changes in consumer preferences could adversely impact High Performance Films’ sale and operating margins. Our specialized protection and thin-gauge advanced packaging films are used in the production of various consumer products sold worldwide. Our business relies heavily on a few large customers and the markets they operate in. Failure by a key customer to maintain market share or changes in customer strategies or preferences could reduce orders and significantly affect our operating results. Cyclical downturns, disruptive technologies, shifting consumer preferences, and operational decisions by a key customer that result in component substitution all pose risks to our business.
•The Company’s inability to protect its intellectual property rights or its infringement of the intellectual property rights of others could have an adverse impact on High Performance Films. The continued success of High Performance Films’ business depends on its ability not only to protect its own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Intellectual property litigation is very costly and could result in substantial expense and diversions of Company resources, both of which could adversely affect its consolidated financial condition, results of operations and cash flows. In addition, there may be no effective legal recourse against infringement of the Company’s intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors.
•Our international operations expose us to risks associated with fluctuations in foreign currency exchange rates. Because we compete against protective films companies who produce and supply films within Japan and price their products in yen, changes in exchange rates, which result in a strong U.S. dollar versus the Japanese yen, can adversely affect the competitiveness of our products in foreign markets and our reported results of operations.
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
Tredegar considers the manufacturing facilities, warehouses and other properties and assets that it owns or leases to be in generally good condition. Capacity utilization at its various manufacturing facilities can vary with product mix and normal fluctuations in sales levels. The Company believes that its Bonnell Aluminum and High Performance Films manufacturing facilities have sufficient capacity to meet current production requirements. Tredegar’s corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.

The Company’s principal manufacturing plants and facilities as of December 31, 2025 are listed below:
Aluminum Extrusions

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Carthage, Tennessee Clearfield, Utah (leased) Elkhart, Indiana Newnan, Georgia Niles, Michigan	None	Production of aluminum extrusions, fabrication and finishing
High Performance Films

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Pottsville, Pennsylvania	Guangzhou, China	Production of plastic films
Item 3.    LEGAL PROCEEDINGS
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. For additional information, see Note 14 "Contingencies" to the Consolidated Financial Statements in Item 15.
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Tredegar’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “TG”. There were 34,756,980 shares of common stock held by 1,449 shareholders of record on March 6, 2026. The shares of common stock held includes voting and dividend-participating unvested restricted stock granted to employees of 678,763 shares.
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
Issuer Purchases of Equity Securities
In January 2008, Tredegar announced that the Board approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of the Company’s outstanding common stock. The authorization has no time limit. Tredegar did not repurchase any shares in the open market or otherwise in 2025, 2024 or 2023 under this standing authorization. The maximum number of shares remaining under this standing authorization was 1,732,003 at December 31, 2025. All decisions with respect to the declaration and payment for future share repurchases will be made by the Board in its sole discretion based upon earnings, financial condition, anticipated cash needs, compliance with the covenants under the ABL Facility and other such considerations as the Board deems relevant.

Stock Performance Graph
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2026 Russell Investment Group. All rights reserved.

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
This section provides discussion and a year-to-year comparison for the years ended December 31, 2025 and 2024.
Business Overview
General
Tredegar Corporation is an industrial manufacturer with two primary businesses: custom aluminum extrusions for the B&C, automotive and specialty end-use markets in the United States through its Aluminum Extrusions segment (with exports comprising less than 5% of total sales volume) and surface protection films for high-end technology applications in the global electronics industry and packaging films for consumer and industrial products through its High Performance Films segment. With approximately 1,700 employees, the Company operates manufacturing facilities in the U.S. and China.
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
Sales were $722.9 million in 2025 compared to $598.0 million in 2024. Net income (loss) from continuing operations was $24.1 million ($0.69 per diluted share) in 2025, compared with net income (loss) from continuing operations of $1.0 million ($0.03 per diluted share) in 2024.
2025 Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions of $51.0 million was $9.6 million higher than the year of 2024.
•EBITDA from ongoing operations for High Performance Films of $27.1 million was $3.3 million lower than the year of 2024.
Gains and losses associated with exit and disposal activities, plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations below.

Results of Operations
2025 versus 2024
The following table presents a bridge of consolidated net income (loss) from continuing operations from the year of 2024 to the year of 2025 with related management’s discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the year ended December 31, 2024	$1,045
Income tax expense (benefit)	(165)
Income (loss) from continuing operations before income taxes for the year ended December 31, 2024	880
Change in income (loss) from increases (decreases) in the following items:
Sales	124,839
Other income (expense), net	2,351
Total	127,190
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(108,363)
Freight	(3,122)
Selling, general and administrative	(6,060)
Interest expense	661
OPEB termination gain	6,265
Goodwill impairment	13,271
Other	(53)
Total	(97,401)
Income (loss) from continuing operations before income taxes for the year ended December 31, 2025	30,669
Income tax expense (benefit)	6,584
Net income (loss) from continuing operations for the year ended December 31, 2025	$24,085
Sales in 2025 increased by 20.9% compared with 2024. Net sales increased 27.0% in Aluminum Extrusions primarily due to higher sales volume and the pass-through of higher metal costs. Net sales decreased 5.2% in High Performance Films primarily due to lower net sales in Surface Protection and advanced packaging films. For more information on changes in net sales and volume, see the Segment Operations Review section below.
Other income (expense), net was $1.4 million in 2025 compared to $(1.0) million in 2024. The amount in other income (expense), net for 2025 was primarily related to a gain on the sale of corporate-owned land of $1.5 million. The amount in other income (expense), net for 2024 was primarily related to $1.3 million of deferred and discretionary incentive payments made in 2024 subsequent to the sale of Terphane.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 15.1% in 2025 versus 16.1% in 2024.
•The gross profit margin in Aluminum Extrusions remained flat primarily due to higher volume, favorable pricing and lower manufacturing costs associated with material yield, offset by higher labor rates, unfavorable productivity, higher maintenance and supply expense, partially due to the impact of tariffs and severe weather and downed equipment in the first half of 2025, higher expense for externally produced billet associated with the increase in volume and higher die expense associated with timing of purchases and increasing volume. Additionally, inventories accounted for under the last-in first-out (“LIFO”) inventory method resulted in a net benefit of $2.6 million in 2025 compared to a net benefit of $0.1 million in 2024 due to a favorable current cost adjustment associated with higher metal prices ($9.3 million benefit in 2025 and $1.3 million benefit 2024), partially offset by a corresponding increase in the LIFO reserve, which resulted in a charge of $6.7 million in the fourth quarter 2025 versus a charge of $1.2 million in the fourth quarter 2024. The timing of the flow-through under the first-in first-out (“FIFO”) method of aluminum raw material costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $8.7 million in 2025 versus a benefit of $0.1 million in 2024.
•The gross profit margin in High Performance Films slightly decreased primarily due to lower contribution margin (net sales less variable costs) from Surface Protection associated with lower volume, unfavorable mix, partially offset by favorable pricing, variable cost savings and operating efficiencies. Inventories accounted for under the LIFO method resulted in a charge of $0.2 million in 2025 versus a benefit of $0.2 million in 2024, and the pass-through lag associated with resin costs resulted in a charge of $0.3 million in 2025 versus a charge of $1.0 million in 2024.
For more information on changes in operating costs and expenses, see the Segment Operations Review section below.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses were 11.0% in 2025 compared with 12.3% in 2024. While SG&A expense increased 8.3% and R&D remained flat year-over-year, sales increased $124.8 million or 20.9% compared with the prior year period. Higher SG&A spending was primarily due to higher employee-related compensation and higher professional fees associated with business development activities.
During 2025, the Company terminated the Other Post-Retirement Benefits (“OPEB”) program. The OPEB total obligation and unrecognized pre-tax actuarial gain reported in the consolidated balance sheets was $5.0 million and $1.3 million, respectively, which was realized in the income statement during the fourth quarter of 2025. See Note 8 “Retirement Benefits and Other Postretirement Benefits” to the Consolidated Financial Statements in Item 15 for more information.
During 2024, a non-cash goodwill impairment of $13.3 million was recognized associated with the Clearfield, Utah operation reporting unit in Aluminum Extrusions. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 15 for more information.
The effective tax rate from continuing operations for 2025 was 21.5%, compared to (18.8)% in 2024. The increase in the effective tax rate was primarily due to higher pre-tax income from continuing operations in 2025 than in 2024. The tax rate in 2024 was impacted by the release of valuation allowance on deferred taxes. See Note 11 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items in 2025 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the Segment Operations Review below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

($ in millions)	Q1	Q2	Q3	Q4	2025
Aluminum Extrusions:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Production equipment asset impairment	$—	$—	$0.4	$0.4	$0.8
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	0.4	0.4	0.4	0.3	1.5
Storm damage to the Newnan, Georgia plant[1]	—	(0.2)	—	—	(0.2)
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	0.3	(0.2)	—	(0.1)	—
Aluminum extrusion press fire at Newnan, Georgia Plant[1]	—	—	0.1	—	0.1
Aluminum premium charge as a result of unplanned maintenance interruptions[3]	0.3	—	—	—	0.3
Total for Aluminum Extrusions	$1.0	$—	$0.9	$0.6	$2.5
Corporate:
(Gain) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$2.5	$1.3	$1.7	$0.9	$6.4
Professional fees associated with remediation activities related to internal control over financial reporting[1]	0.2	—	—	—	0.2
Professional fees associated with the transition to the ABL Facility[1]	0.1	0.1	—	0.1	0.3
Professional fees associated with the OPEB termination[4]	—	—	0.1	0.3	0.4
Group annuity contract premium adjustment[2,4]	0.1	—	—	—	0.1
Proceeds on the sale of corporate-owned land[2]	(0.1)	(1.4)	—	—	(1.5)
OPEB termination gain[4]	—	—	—	(6.3)	(6.3)
Total for Corporate	$2.8	$—	$1.8	$(5.0)	$(0.4)
1.Included in “Selling, general and administrative expenses” in the consolidated statements of income.
2.Included in “Other income (expense), net” in the consolidated statements of income.
3.Included in “Cost of good sold” in the consolidated statements of income.
4.For more information, see Note 8 “Retirement Plans and Other Postretirement Benefits” to the Consolidated Financial Statements in Item 15.

Average total debt outstanding and interest rates were as follows:

(In millions, except percentages)	2025	2024
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$54.8	$117.7
Average interest rate	6.7%	8.9%

Segment Operations Review
2025 versus 2024
A summary of operating results for 2025 versus 2024 for both of the Company’s reporting segments is shown below.
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2025	2024	% Change
Sales volume (lbs)	157,071	139,152	12.9%
Net sales	$598,975	$471,815	27.0%
Variable costs	454,249	354,397	(28.2)%
Last-in first-out inventory adjustment	6,741	1,234	NM*
Manufacturing fixed costs[1]	46,402	40,123	(15.6)%
Selling, general and administrative costs[1]	38,461	33,638	(14.3)%
Other[2]	2,164	1,066	(103.0)%
EBITDA from ongoing operations	$50,958	$41,357	23.2%
Depreciation & amortization	(16,640)	(17,722)	6.1%
EBIT from ongoing operations[3]	$34,318	$23,635	45.2%
Capital expenditures	$15,392	$10,097
1.Excludes related depreciation and amortization
2.Includes segment allocated employee compensation benefit expenses
3.See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
*Not meaningful (“NM”)

Net sales in 2025 increased 27.0% versus 2024 primarily due to higher sales volume and the pass-through of higher metal costs. Sales volume increased 12.9% versus 2024.
EBITDA from ongoing operations increased $9.6 million in 2025 versus 2024, primarily due to:
•A $27.3 million increase in contribution margin associated with:
◦Higher volume ($14.6 million), favorable pricing ($5.6 million) and lower manufacturing costs associated with material yield ($0.8 million favorable in 2025 versus $0.5 million favorable in 2024), partially offset by: higher labor rates ($3.1 million); unfavorable productivity ($1.2 million); higher maintenance and supply expense, partially due to the impact of tariffs and severe weather and downed equipment in the first half of 2025 ($2.2 million); higher expense for externally produced billet associated with the increase in volume ($0.9 million); higher die expense associated with timing of purchases and increasing volumes ($1.0 million), and higher utilities ($0.9 million); and
◦The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $8.7 million in 2025 versus a benefit of $0.1 million in 2024.
•Inventories accounted for under the LIFO method resulted in a net benefit of $2.6 million in 2025 compared to a net benefit of $0.1 million in 2024 due to a favorable current cost adjustment associated with higher metal prices ($9.3 million benefit in 2025 and $1.3 million benefit in 2024), partially offset by a corresponding increase in the LIFO reserve, which resulted in a charge of $6.7 million in 2025 versus a charge of $1.2 million in 2024.
•Higher fixed costs primarily associated with wage increases and compensation-related costs ($2.9 million), higher maintenance and utilities expenses ($1.5 million) and added resources to support increasing volume ($1.2 million).
•Higher SG&A expenses primarily due to employee-related compensation ($3.2 million), employee training and onboarding expense ($0.5 million) and routine environmental compliance expense ($0.3 million).

•Higher other expense for employee-related medical costs caused by an increase in the number of high-cost medical claims versus favorable experience in recent years ($1.1 million). The Company is self-insured for medical claims with stop loss coverage for claims of over $0.3 million.
Given recent increased geopolitical tensions in the Middle East, Aluminum Extrusions is monitoring potential implications for the availability of certain aluminum‑related raw materials in 2026 and evaluating whether diversifying its sourcing may be warranted. Aluminum Extrusions maintains robust supply agreements that support the continuity of aluminum and other key cost components. See discussion of quantitative and qualitative disclosures about market risk in Item 7A in this Form 10-K for additional information on aluminum price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $20 million in 2026, including $7 million for productivity projects and $13 million for capital expenditures required to support continuity of operations. Depreciation expense is projected to be $14 million in 2026. Amortization expense is projected to be $2 million in 2026. The Company anticipates capital spending to increase from the levels of the past two years and return to a pattern more closely aligned with depreciation and amortization, consistent with long-term historical patterns. This approach supports ongoing maintenance and efficiency initiatives while maintaining disciplined capital allocation.
High Performance Films
A summary of results for High Performance Films is provided below:

	Year Ended		Favorable/
(In thousands, except percentages)	December 31,		(Unfavorable)
	2025	2024	% Change
Sales volume (lbs)	38,328	39,324	(2.5)%
Net sales	$99,756	$105,199	(5.2)%
Variable costs	46,596	50,289	7.3%
LIFO inventory adjustment	212	(174)	NM*
Manufacturing fixed costs[1]	14,134	13,248	(6.7)%
Selling, general and administrative costs[1]	11,618	11,245	(3.3)%
Other[2]	59	105	43.8%
EBITDA from ongoing operations	$27,137	$30,486	(11.0)%
Depreciation & amortization	(4,895)	(5,200)	5.9%
EBIT from ongoing operations[3]	$22,242	$25,286	(12.0)%
Capital expenditures	$1,849	$1,761
1.Excludes related depreciation and amortization
2.Includes segment allocated employee compensation benefit expenses
3.See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP.
*Not meaningful (“NM”)

Net sales in 2025 decreased 5.2% versus 2024 due to a decrease of 4% in sales volume in 2025 for surface protection films versus 2024. Advanced packaging films volume decreased 1%.
EBITDA from ongoing operations in 2025 decreased $3.3 million versus 2024 primarily due to:
•Lower contribution margin of $1.8 million resulting from:
◦A $1.0 million decrease from Surface Protection associated with lower volume, unfavorable mix and favorable pricing ($4.5 million), partially offset by variable cost savings and operating efficiencies ($3.1 million) and the pass-through lag associated with resin costs (a charge of $0.2 million in 2025 versus a charge of $0.7 in 2024); and
◦A $0.8 million decrease from advanced packaging films associated with lower volume, unfavorable shift in sales mix and unfavorable pricing ($1.0 million) and unfavorable operating efficiencies ($0.5 million), partially offset by variable cost savings ($0.5 million) and the pass-through lag associated with resin costs (a charge of $0.1 million in 2025 versus a charge of $0.3 million in 2024).
•Inventories accounted for under the LIFO method that resulted in a charge of $0.2 million in 2025 versus a benefit of $0.2 million in 2024.
•Higher fixed costs primarily associated with wage increases and compensation-related costs ($0.9 million).
•Lower SG&A of $0.2 million primarily due to lower administrative costs.

•A foreign currency transaction loss of $0.3 million in 2025 versus a gain of $0.3 million in 2024.
See discussion of quantitative and qualitative disclosures about market risk in Item 7A in this Form 10-K for additional information on resin price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for High Performance Films are projected to be $3 million in 2026, including $1 million for productivity projects and $2 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $4 million in 2026. There is no amortization expense for High Performance Films.
Corporate Expenses and Interest
Corporate expenses, net in 2025 increased by $0.9 million compared to 2024, primarily due to higher professional fees associated with business development activities ($5.9 million) and higher stock based compensation ($0.5 million), partially offset by lower employee-related incentive compensation ($2.1 million), a gain on the sale of corporate owned land ($1.5 million), lower internal and external audit fees ($0.9 million), lower professional fees associated with remediation activities related to internal control over financial reporting ($0.3 million) and lower professional fees associated with the transition to the ABL Facility (as defined below) ($0.2 million). The Company does not expect significant expenses from business development activities in 2026.
Interest expense was $4.0 million in 2025 in comparison to $4.7 million in 2024, primarily due to lower weighted average total debt outstanding and lower interest rates, partially offset by the write-off of deferred financing fees related to the May 2025 amendment to the ABL Facility of $0.8 million.

Reconciliation of Net Sales and EBITDA from Ongoing Operations by Segment
A reconciliation of segment financial information to consolidated results for the Company for the years ended December 31, 2025, 2024 and 2023 is shown below:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Net Sales
Aluminum Extrusions	$598,975	$471,815	$474,803
High Performance Films	99,756	105,199	76,763
Total net sales	698,731	577,014	551,566
Add back freight	24,133	21,011	21,757
Sales as shown in the condensed consolidated statements of income	$722,864	$598,025	$573,323

EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$50,958	$41,357	$37,976
Depreciation & amortization	(16,640)	(17,722)	(17,927)
EBIT	34,318	23,635	20,049
Plant shutdowns, asset impairments, restructurings and other	(2,803)	(5,346)	(3,557)
Goodwill impairment	—	(13,271)	—
High Performance Films:
Ongoing operations:
EBITDA	$27,137	$30,486	$11,217
Depreciation & amortization	(4,895)	(5,200)	(6,522)
EBIT	22,242	25,286	4,695
Plant shutdowns, asset impairments, restructurings and other	13	(420)	(4,972)
Goodwill impairment	—	—	(34,891)
Total	53,770	29,884	(18,676)
Interest income	36	36	514
Interest expense	4,003	4,664	6,316
Gain on investment in kaleo, Inc.	—	144	262
Stock option-based compensation costs	—	—	231
OPEB termination gain	6,265	—	—
Pension settlement loss	—	—	92,291
Corporate expenses, net	25,399	24,520	33,727
Income (loss) from continuing operations before income taxes	30,669	880	(150,465)
Income tax expense (benefit)	6,584	(165)	(51,300)
Net income (loss) from continuing operations	24,085	1,045	(99,165)
Income (loss) from discontinued operations, net of tax	9,391	(65,610)	(6,740)
Net income (loss)	$33,476	$(64,565)	$(105,905)
Liquidity and Capital Resources
The Company continues to focus on working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2024 to December 31, 2025 are summarized below. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
•Accounts and other receivables increased $17.0 million or 26.2%.
◦Accounts and other receivables in Aluminum Extrusions increased $17.3 million primarily due to higher sales volume and the pass-through of higher metal costs. DSO (computed using trailing 12 months net sales and a rolling 12-

month average of accounts and other receivables balances) was approximately 44.8 days in 2025 and 44.7 days in 2024.
◦Accounts and other receivables in High Performance Films decreased $0.1 million primarily due to lower sales volume in surface protection films. DSO was approximately 25.4 days in 2025 and 24.9 days in 2024.
•Inventories increased $13.6 million or 26.4%.
◦Inventories in Aluminum Extrusions increased $12.7 million primarily due to the timing of raw material purchases and higher metal costs. DIO (computed using trailing 12 months costs of goods sold calculated on a FIFO basis and a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 48.8 days in 2025 and 47.4 days in 2024.
◦Inventories in High Performance Films increased $0.9 million due to higher raw materials and finished goods. The DIO was approximately 54.6 days in 2025 and 50.3 days in 2024.
•Net property, plant and equipment decreased by $4.1 million or 3.0% primarily due to depreciation expense ($20.0 million) and production equipment impairment ($0.8 million), partially offset by capital expenditures ($17.1 million).
•Identifiable intangible assets, net decreased by $1.8 million or 24.0% primarily due to amortization expense.
•Deferred income tax assets, net decreased $6.2 million or 18.9% primarily due to a decrease in tax credit carryforwards and a decrease in deferred tax assets related to divestitures and employee benefits. The decrease in these deferred tax assets was partially offset by a decrease in deferred tax liabilities related to property, plant and equipment. See Note 11 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
•Accounts payable increased by $11.1 million or 17.1%.
◦Accounts payable in Aluminum Extrusions increased $12.0 million, primarily due to the timing of payments and higher metal costs. DPO (computed using trailing 12 months costs of goods sold calculated on a FIFO basis and a rolling 12-month average of accounts payable balances) was approximately 46.6 days in 2025 and 44.5 days in 2024.
◦Accounts payable in High Performance Films decreased $1.2 million, primarily due to the timing of payments. The DPO was approximately 40.6 days in 2025 and 41.3 days in 2024.
Net cash provided by operating activities was $33.0 million in 2025 compared to net cash provided by operating activities of $25.5 million in 2024. The change in operating activities is primarily due to an increase in EBITDA from ongoing operations of the Company’s continuing business segments, partially offset by higher working capital.
Net cash used in investing activities was $5.5 million in 2025 compared to net cash provided by investing activities of $40.5 million in 2024. The change in investing activities is primarily due to lower net cash proceeds received for the sale of Terphane ($44.8 million) and higher capital expenditures ($2.9 million), partially offset by higher proceeds from the sale of assets ($1.9 million).
Net cash used in financing activities was $28.2 million in 2025 compared to net cash used in financing activities of $65.0 million in 2024. The change in financing activities is primarily due to lower debt principal payments, net of borrowings ($37.5 million) under the ABL Facility, partially offset by higher debt financing fees ($0.7 million).
At December 31, 2025, Tredegar had cash and cash equivalents of $6.7 million, including funds held in locations outside the U.S. of $1.9 million.
Debt and Credit Agreements
ABL Facility
In May 2025, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Second Amended and Restated Credit Agreement (the "ABL Facility"), which provides the Company with a $125 million senior secured asset-based revolving credit facility. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, and owned machinery and equipment. Amendment No. 5 extended the maturity date of the ABL Facility to May 6, 2030. As of December 31, 2025, funds available to borrow under the ABL Facility was $87.5 million, or 70.0% of the aggregate commitment of $125 million. During 2025, the Company's letters of credit have been reduced from approximately $12 million to $3 million, which directly increases the Company's borrowing availability.
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
The computation of Credit EBITDA and fixed charge coverage ratio, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended December 31, 2025 *
Computations of Credit EBITDA for the twelve months ended December 31, 2025 (in thousands):
Net income (loss)	$33,476
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	6,584
Interest expense	4,003
Depreciation and amortization expense for continuing operations	21,729
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,913)	9,756
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 3 “ABL Transition”)	290
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 5)	—
Minus:
After-tax income related to discontinued operations	(9,391)
Total income tax benefits for continuing operations	—
Interest income	(36)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(6,265)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Credit EBITDA	$60,146
Fixed charge coverage ratio**:
Credit EBITDA	$60,146
Unfinanced capital expenditures	$17,241
Fixed charges	$4,626
Fixed charge coverage ratio	9.28
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.
** Fixed Charge Coverage Ratio is computed as the ratio of (a) Credit EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges.

High Performance Films Guangzhou Loan
In October 2025, High Performance Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 3.5 million Chinese Yuan, which is equivalent to $0.5 million as of December 31, 2025, unsecured revolving loan with the Industrial and Commercial Bank of China. The loan matures on October 20, 2026. The interest rate is the one-year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.55%. As of December 31, 2025, the National Interbank Funding Center rate was 3.00%. The financial covenants require that the total amount of Guangzhou Tredegar’s current liabilities cannot exceed 50% of the total amount of current assets and the short-term financing amount cannot exceed 50% of Guangzhou Tredegar’s total sales.
In June 2024, Guangzhou Tredegar entered into a 9.5 million Chinese Yuan revolving loan with the Industrial and Commercial Bank of China. This loan matured on July 3, 2025. The interest rate was the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of December 31, 2025, there was no outstanding loan balance. The revolving loan was secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage was cancelled during the fourth quarter of 2025.
Each Guangzhou Tredegar loan, as applicable, was presented as current debt on the consolidated balance sheet for the years ended December 31, 2025 and 2024.
For more information on the ABL Facility and the High Performance Films Guangzhou Loan, see Note 7 “Debt and Credit Agreements” to the consolidated Financial Statements in Item 15.
As of December 31, 2025, the Company was in compliance with all debt covenants.
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
Material Cash Requirements for Known Contractual and Other Obligations
The Company’s material cash requirements from known contractual and other obligations as of December 31, 2025 were as follows:
Debt and interest payments
As of December 31, 2025, the Company had outstanding debt under the ABL Facility of $34.6 million with contractual payments due in May 2030. Estimated future interest payments associated with the ABL Facility total $8.4 million, with $1.9 million payable within the next 12 months.
As of December 31, 2025, High Performance Films had outstanding debt of $0.5 million under the High Performance Films Guangzhou Loan. Estimated future interest payments associated with the High Performance Films Guangzhou Loan payable within the next 12 months are immaterial.
Capital expenditure commitments
See “Projected Capital Expenditures and Depreciation & Amortization” within “Segment Operations Overview” above in this Item 7 for discussion of the Company’s planned investment in capital expenditures in 2025, of which $15.8 million are contractual commitments that existed as of December 31, 2025.
Operating Leases
The Company enters into various operating leases primarily for real estate, office equipment and vehicles. See Note 4 “Leases” to the Consolidated Financial Statements in Item 15 for additional information.
Uncertain Tax Positions
As of December 31, 2025, there were no unrecognized tax benefits on uncertain tax positions. See Note 11 “Income Taxes” to the Consolidated Financial Statements in Item 15 for additional information.
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
As of December 31, 2025, the Company’s reporting unit with goodwill was Surface Protection in High Performance Films. The Company’s Step 0 analysis as of December 1, 2025 of this reporting unit concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Therefore, the Step 1 quantitative goodwill impairment test for this reporting unit was not necessary as of December 1, 2025.
As of December 31, 2025 and 2024, Surface Protection had goodwill of $22.4 million.
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
Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices (natural gas is the principal energy source used to operate its casting furnaces). Changes in polyethylene resin prices and the timing of those changes could have a significant impact on profit margins in High Performance Films. There is no assurance of the Company’s ability to pass through higher raw material and energy costs to its customers.
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
The volatility of average quarterly prices of polyethylene resin in the U.S. (a primary raw material for High Performance Films products) is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly data provided by IHS, Inc. In January 2023, IHS reflected a 41 cents per pound non-market adjustment based on their estimate of the growth of discounts in the prior periods. The 4th quarter 2022 average rate of $0.60 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2022.

The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. Selling prices to customers are set considering numerous factors, including the expected volatility of resin prices. In certain situations, High Performance Films has index-based pass-through raw material cost arrangements with customers. However, under certain agreements, changes in resin prices are not passed through for a period of 90 days or more. In response to unprecedented cost increases and supply issues for polyethylene and polypropylene resin, Tredegar Surface Protection implemented a quarterly resin cost pass-through mechanism, effective July 1, 2021, for all products and customers not previously covered by such arrangements. Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets in which the Company competes.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2025, 2024 and 2023 are as follows:

Tredegar Corporation Percentage of Consolidated Net Sales and Total Assets Related to Foreign Markets
	2025			2024			2023
	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets - Foreign Operations	% of Total		% Total Assets -Foreign Operations
	Net Sales			Net Sales			Net Sales
	Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations
Canada	2	—	—	2	—	—	2	—	—
Latin America	1	—	—	1	—	—	1	—	—
Asia	6	—	2	8	—	2	5	—	3
Total	9	—	2	11	—	2	8	—	3
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
High Performance Films is generally able to match the currency of its sales and costs for its product lines. Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on High Performance Films had an unfavorable impact on EBITDA from ongoing operations in High Performance Films of $0.6 million in 2025 compared to 2024.
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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Item 9B.    OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
Set forth below are the names, ages and titles of the Company’s executive officers:

Name	Age	Title
Arijit (Bapi) DasGupta	68	President and Chief Executive Officer
Frasier W. Brickhouse, II	59	Vice President, Chief Financial Officer and Treasurer
Kevin C. Donnelly	51	Executive Vice President, General Counsel and Corporate Secretary
Arijit (Bapi) DasGupta. Dr. DasGupta was appointed President and Chief Executive Officer of Tredegar effective January 1, 2026. Dr. DasGupta also continues to hold the position of President of Tredegar’s High Performance Films division, a role he has occupied since 2015 after previously serving as its Vice President. Prior to joining Tredegar in 2007, Dr. DasGupta held leadership positions at Johns Manville Corporation, Solutia, Inc. (acquired by Eastman Chemical Company) and Monsanto Company. Dr. DasGupta has a Ph.D. and Master of Science in polymer science from the University of Akron, Ohio, an Executive MBA from the Olin School of Business at Washington University, St. Louis and a Bachelor of Science in chemistry from the University of Bombay, India.
Frasier W. Brickhouse, II. Mr. Brickhouse was appointed Vice President, Chief Financial Officer and Treasurer, effective January 1, 2026. Mr. Brickhouse joined Tredegar in 1993 and was appointed Corporate Controller in 2009 and Treasurer in 2016. He previously served in various treasury, accounting and financial planning roles within Tredegar. Prior to joining Tredegar, Mr. Brickhouse spent five years in various positions of increasing responsibility with Coopers & Lybrand (predecessor to PricewaterhouseCoopers LLP). Mr. Brickhouse received a Master of Business Administration and a Bachelor of Science in Business Administration, Accounting, from the University of Richmond. He is a CPA licensed in Virginia.
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
Item 11.    EXECUTIVE COMPENSATION
The information to be included in the Proxy Statement under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio Disclosure” is incorporated herein by reference.
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
	Tredegar Corporation
	Index to Financial Statements and Supplementary Data
		Page
	Auditors’ Opinions:
	Report of Independent Registered Public Accounting Firm	31
	Opinion on Internal Control Over Financial Reporting	33
	Financial Statements:
	Consolidated Balance Sheets	34
	Consolidated Statements of Income (Loss)	35
	Consolidated Statements of Comprehensive Income (Loss)	36
	Consolidated Statements of Cash Flows	37
	Consolidated Statements of Shareholders' Equity	38
	Notes to Financial Statements	39
(2)	Financial statement schedules:
	None
(3)	Exhibit Index	65

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tredegar Corporation and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of income (loss), comprehensive income (loss), cashflows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over sales
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recorded approximately $722,864 thousand of sales during the year ended December 31, 2025. Sales are recognized by the sale of finished products to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at the point in time when control of the product is transferred to customers, along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is made available or delivered to the destination specified in the agreement with the customer. The processing and recording of sales is decentralized across multiple locations and is reliant on multiple information technology (IT) systems.
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
/s/KPMG LLP
We have served as the Company’s auditor since 2018.

Richmond, Virginia
March 11, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tredegar Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Tredegar Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity, for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/KPMG LLP
Richmond, Virginia
March 11, 2026

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

	December 31
	2025	2024
(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$6,729	$7,062
Accounts and other receivables, net	81,811	64,817
Income taxes recoverable	47	—
Inventories	64,962	51,381
Prepaid expenses and other	15,525	16,567
Total current assets	169,074	139,827
Property, plant and equipment, at cost:
Land and land improvements	4,294	4,740
Buildings	68,184	67,871
Machinery and equipment	436,952	426,815
Total property, plant and equipment	509,430	499,426
Less: accumulated depreciation	(376,455)	(362,394)
Net property, plant and equipment	132,975	137,032
Right-of-use leased assets	12,764	14,635
Identifiable intangible assets, net	5,568	7,326
Goodwill	22,446	22,446
Deferred income tax assets	26,277	32,517
Other assets	2,268	2,448
Noncurrent assets of discontinued operations	—	126
Total assets	$371,372	$356,357
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$75,754	$64,704
Accrued expenses	25,411	22,168
Lease liability, short-term	2,263	2,453
Short-term debt	498	1,322
Income taxes payable	455	320
Current liabilities of discontinued operations	—	741
Total current liabilities	104,381	91,708
Lease liability, long-term	10,960	12,993
ABL revolving facility	34,550	60,600
Pension and other postretirement benefit obligations, net	1,196	5,914
Deferred income tax liabilities	—	69
Other non-current liabilities	3,731	4,105
Total liabilities	154,818	175,389
Contingencies (Note 14)
Shareholders’ equity:
Common stock, no par value (authorized 150,000,000 shares, issued and outstanding— 34,737,534 shares at December 31, 2025 and 34,661,272 at December 31, 2024)	65,477	63,590
Common stock held in trust for savings restoration plan (118,542 shares at December 31, 2025 and 118,543 shares at December 31, 2024)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	5,566	5,105
Gain (loss) on derivative financial instruments	1,071	268
Pension and other postretirement benefit adjustments	(215)	826
Retained earnings	146,888	113,412
Total shareholders’ equity	216,554	180,968
Total liabilities and shareholders’ equity	$371,372	$356,357
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2025	2024	2023
(In thousands, except share data)
Revenues and other:
Sales	$722,864	$598,025	$573,323
Other income (expense), net	1,399	(952)	(2,149)
	724,263	597,073	571,174
Costs and expenses:
Cost of goods sold	589,321	480,958	480,440
Freight	24,133	21,011	21,757
Selling, general and administrative	79,030	72,970	65,388
Research and development	702	711	2,894
Amortization of identifiable intangibles	1,758	1,778	1,758
Pension and postretirement benefits	57	217	10,844
Interest expense	4,003	4,664	6,316
Asset impairments and costs associated with exit and disposal activities, net of adjustments	855	613	5,060
OPEB termination gain	(6,265)	—	—
Pension settlement loss	—	—	92,291
Goodwill impairment	—	13,271	34,891
Total	693,594	596,193	721,639
Income (loss) from continuing operations before income taxes	30,669	880	(150,465)
Income tax expense (benefit)	6,584	(165)	(51,300)
Net income (loss) from continuing operations	24,085	1,045	(99,165)
Income (loss) from discontinued operations, net of tax	9,391	(65,610)	(6,740)
Net income (loss)	$33,476	$(64,565)	$(105,905)

Earnings (loss) per share:
Basic
Continuing operations	$0.69	$0.03	$(2.91)
Discontinued operations	0.27	(1.91)	(0.19)
Basic earnings (loss) per share	$0.96	$(1.88)	$(3.10)
Diluted
Continuing operations	$0.69	$0.03	$(2.91)
Discontinued operations	0.27	(1.91)	(0.19)
Diluted earnings (loss) per share	$0.96	$(1.88)	$(3.10)

Shares used to compute earnings (loss) per share:
Basic	34,735	34,346	34,133
Diluted	34,735	34,346	34,133
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2025	2024	2023
(In thousands)
Net income (loss)	$33,476	$(64,565)	$(105,905)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2025, net of tax expense of $0 in 2024 and net of tax expense of $469 in 2023)	461	(295)	3,042
Reclassification of foreign currency translation loss realized on the sale of Terphane (net of tax expense $601)	—	88,437	—
Derivative financial instruments adjustment (net of tax expense of $220 in 2025, net of tax expense of $85 in 2024 and net of tax expense of $933 in 2023)	803	755	3,281
Reclassification of derivative financial instruments loss realized on the sale of Terphane (net of tax benefit $1,209)	—	(1,288)	—
Pension & other postretirement benefit adjustments:
Recognized actuarial gain on the other postretirement benefits termination in 2025 and recognition in earnings of actuarial loss for pension settlement in 2023 (net of tax benefit of $454 in 2025 and net of tax expense of $41,294 on 2023)	(794)	—	50,997
Net gains (losses) and prior service costs (net of tax benefit of $13 in 2025, net of tax expense of $109 in 2024 and net of tax expense of $422 in 2023)	(48)	397	1,513
Amortization of prior service costs and net gains or losses (net of tax benefit of $56 in 2025, net of tax benefit of $31 in 2024 and net of tax expense of $1,968 in 2023)	(199)	(110)	7,065
Other comprehensive income (loss)	223	87,896	65,898
Comprehensive income (loss)	$33,699	$23,331	$(40,007)
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

	Years Ended December 31
	2025	2024	2023
(In thousands)
Cash flows from operating activities:
Net income (loss)	$33,476	$(64,565)	$(105,905)
Adjustments for noncash items:
Depreciation	19,971	23,681	25,786
Amortization of identifiable intangibles	1,758	1,856	1,897
Goodwill impairment	—	13,271	34,891
Reduction of right-of-use lease asset	2,115	2,259	2,220
Deferred income taxes	6,224	(8,202)	(56,098)
Accrued pension and postretirement benefits	161	217	10,844
OPEB termination gain	(6,265)	—	—
Pension settlement loss	—	—	92,291
Stock-based compensation expense	1,808	2,498	1,978
Gain on investment in kaléo	—	(144)	(262)
(Gain) loss on sale of divested business	(9,657)	74,877	—
Production equipment asset impairment	843	—	—
Gain on the sale of assets	(1,497)	—	—
Impairment of Richmond, Virginia Technical Center assets	—	—	3,454
Changes in assets and liabilities:
Accounts and other receivables	(16,992)	(14,785)	17,400
Inventories	(13,563)	(6,911)	47,607
Income taxes recoverable/payable	89	137	(406)
Prepaid expenses and other	2,068	(7,174)	1,204
Accounts payable and accrued expenses	13,568	10,009	(25,165)
Lease liability	(2,422)	(2,749)	(2,299)
Pension and postretirement benefit plan contributions	(557)	(587)	(28,269)
Other, net	1,849	1,820	2,827
Net cash provided by (used in) operating activities	32,977	25,508	23,995
Cash flows from investing activities:
Capital expenditures	(17,241)	(14,347)	(26,446)
Proceeds from the sale of kaléo	—	144	262
Net proceeds on sale of divested business	9,835	54,631	—
Proceeds from the sale of assets	1,904	83	—
Net cash provided by (used in) investing activities	(5,502)	40,511	(26,184)
Cash flows from financing activities:
Borrowings	123,390	615,201	116,134
Debt principal payments	(150,273)	(679,590)	(107,713)
Dividends paid	—	—	(8,884)
Debt financing costs	(1,272)	(587)	(4,021)
Net cash provided by (used in) financing activities:	(28,155)	(64,976)	(4,484)
Effect of exchange rate changes on cash	347	(7,436)	896
Increase (decrease) in cash and cash equivalents	(333)	(6,393)	(5,777)
Cash and cash equivalents at beginning of period	7,062	13,455	19,232
Cash and cash equivalents at end of period	$6,729	$7,062	$13,455
Supplemental cash flow information:
Interest payments	$3,901	$13,524	$10,499
Income tax payments, net	$3,358	$12,228	$2,282
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

	Common Stock		Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except share and per-share data)	Shares	Amount
Balance at January 1, 2023	34,000,642	$58,824	$292,721	$(2,188)	$(147,595)	$201,762
Net income (loss)	—	—	(105,905)	—	—	(105,905)
Foreign currency translation adjustment	—	—	—	—	3,042	3,042
Derivative financial instruments adjustment	—	—	—	—	3,281	3,281
Net gains or (losses) and prior service costs	—	—	—	—	1,513	1,513
Amortization of prior service costs and net gains or losses	—	—	—	—	7,065	7,065
Recognition in earnings of net actuarial loss for pension settlement	—	—	—	—	50,997	50,997
Cash dividends declared ($0.26 per share)	—	—	(8,884)	—	—	(8,884)
Stock-based compensation expense	407,996	3,036	—	—	—	3,036
Repurchase of employee common stock for tax withholdings	—	(254)	—	—	—	(254)
Tredegar common stock purchased by trust for savings restoration plan	—	—	45	(45)	—	—
Balance at December 31, 2023	34,408,638	61,606	177,977	(2,233)	(81,697)	155,653
Net income (loss)	—	—	(64,565)	—	—	(64,565)
Foreign currency translation adjustment	—	—	—	—	(295)	(295)
Foreign currency translation loss realized on the sale of Terphane	—	—	—	—	88,437	88,437
Derivative financial instruments adjustment	—	—	—	—	755	755
Derivative financial instruments loss realized on the sale of Terphane					(1,288)	(1,288)
Net gains or (losses) and prior service costs	—	—	—	—	397	397
Amortization of prior service costs and net gains or losses	—	—	—	—	(110)	(110)
Stock-based compensation expense	252,634	2,211	—	—	—	2,211
Repurchase of employee common stock for tax withholdings	—	(227)	—	—	—	(227)
Balance at December 31, 2024	34,661,272	63,590	113,412	(2,233)	6,199	180,968
Net income (loss)	—	—	33,476	—	—	33,476
Foreign currency translation adjustment	—	—	—	—	461	461
Derivative financial instruments adjustment	—	—	—	—	803	803
Net gains or (losses) and prior service costs	—	—	—	—	(48)	(48)
Amortization of prior service costs and net gains or losses	—	—	—	—	(199)	(199)
Recognition in earnings of net actuarial gain for other postretirement benefit termination	—	—	—	—	(794)	(794)
Stock-based compensation expense	76,262	2,476	—	—	—	2,476
Repurchase of employee common stock for tax withholdings	—	(589)	—	—	—	(589)
Balance at December 31, 2025	34,737,534	$65,477	$146,888	$(2,233)	$6,422	$216,554
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Tredegar Corporation and Subsidiaries
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “the Company,” “we,” “us” or “our”) is an industrial manufacturer with two primary businesses: custom aluminum extrusions for the North American building & construction, automotive and specialty end-use markets; and surface protection films for high-technology applications in the global electronics industry and advanced packaging films used for bathroom tissue and paper towels.
In the fourth quarter of 2025, the Company renamed the segment formerly known as “PE Films.” This segment will be referred to as “High Performance Films” going forward. The product previously known as polyethylene overwrap films was renamed to advanced packaging films. There were no changes to the operations reported within the High Performance Films segment. The Company continues to have two reportable segments: Aluminum Extrusions and High Performance Films. More information on the Company’s business segments is provided in Note 12.
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
Fiscal Year End. The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis. References to Aluminum Extrusions for 2025, 2024 and 2023 relate to the 52-week fiscal year ended December 28, 2025, 52-week fiscal year ended December 29, 2024 and 53-week fiscal year ended December 31, 2023, respectively. The Company does not believe the impact of reporting the results of this segment in this manner is material to the consolidated financial results. The Company may have activity with the Aluminum Extrusions segment during the intervening period from Aluminum Extrusion’s fiscal year end to the Company’s calendar year end. As a result, the Company’s prepaid and other current assets increased by $5.7 million as of December 31, 2025 since the Company made payments to the Aluminum Extrusions segment to fund its payroll during the intervening period. The Company’s cash and cash equivalents declined $3.6 million as of December 31, 2024 since the Company made payments to the Aluminum Extrusions segment to fund its working capital during the intervening period.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates, including those related to provisions for transaction and credit losses, income taxes, pension, other postretirement benefits and the valuation of goodwill and intangible assets, among others. Tredegar bases its estimates on historical experience and various other assumptions which the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Foreign Currency Translation. The financial statements of subsidiaries located outside the U.S., where the local currency is the functional currency, are translated into U.S. Dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders’ equity. There are no operating subsidiaries located outside the U.S. where the U.S. Dollar is the functional currency. Transaction and remeasurement gains or losses included in the consolidated statements of income (loss) were losses of $0.3 million in 2025 and gains of $0.3 million and $0.2 million in 2024 and 2023, respectively.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2025 and 2024, Tredegar had cash and cash equivalents of $6.7 million and $7.1 million, respectively, including funds held in locations outside the U.S. of $1.9 million and $1.6 million, respectively.
The Company’s policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.
Accounts and Other Receivables, net. Accounts receivables are stated at the amount invoiced to customers less allowances for credit losses. Accounts receivable are non-interest bearing and arise from the sale of products to customers under typical industry trade terms. Notes receivable are immaterial. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for credit losses is determined based on an assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. For receivables that do not have a specific allowance, the loss rate is computed by segment to apply to the remaining receivables balance, using each segment’s historic loss rate. Other receivables include value-added taxes related to certain foreign subsidiaries and other miscellaneous receivables due within one year. For certain customers, the Company has arrangements in place with financial institutions whereby certain customer receivables are sold to the financial institution at a discount and without recourse. Upon sale, the associated receivable is unrecognized, and the discount is recognized. For more information on accounts and other receivables, net, see Note 2.
Inventories. Inventories are stated at the lower of cost or net realizable value, with cost determined using the last in, first out (“LIFO”) method, the weighted average cost or the first in, first out (“FIFO”) method. Cost elements included in work-in-process and finished goods inventories are raw materials, direct labor and manufacturing overhead. Finished goods, work-in-process, raw materials and supplies, stores and other inventory are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete. As of December 31, 2024, the Company was no longer participating in supply chain finance service agreements through third-party financial institutions.
Property, Plant and Equipment. Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment was $1.6 million, $1.9 million, and $1.6 million in 2025, 2024 and 2023, respectively. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets that generally range from 5 to 40 years for buildings and land improvements and 2 to 20 years for machinery and equipment.
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
As of December 31, 2025, the Company’s reporting unit with goodwill was Surface Protection in High Performance Films. The Company’s Step 0 analysis as of December 1, 2025 of this reporting unit concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Therefore, the Step 1 quantitative goodwill impairment test for this reporting unit was not necessary as of December 1, 2025.
As of December 31, 2025 and 2024, Surface Protection had goodwill of $22.4 million.
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
During 2023, uncertainty about the timing of a recovery in the consumer electronics market persisted, and manufacturers in the supply chain for consumer electronics continued to experience reduced capacity utilization and inventory corrections. In light of the limited visibility on the timing of a recovery and the expected adverse future impact to the Surface Protection business, coupled with a cautious outlook on new product development opportunities, the Company performed a Step 1 goodwill impairment analysis, as of June 30, 2023 and September 30, 2023, of the Surface Protection component of High Performance Films. The analyses concluded that the fair value of Surface Protection was less than its carrying value, thus a non-cash partial goodwill impairment of $34.9 million ($27.0 million after deferred income tax benefits) was recognized during 2023.

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
As of December 31, 2025, no events were identified that indicated long-lived assets may be impaired.
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
In February 2022, Tredegar announced the initiation of a process to terminate and settle its frozen defined benefit pension plan through lump sum distributions and the purchase of annuity contracts. On November 3, 2023, the pension plan termination and settlement process for the Company was completed. In October 2025, the Company terminated the Other Post-Retirement Benefits program. For more information, see Note 8.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Depending upon the specific use of the ROU asset, lease expense is included in the “Cost of goods sold”, “Freight”, “Selling, general and administrative”, and “Research and development” line items on the consolidated statements of income. Lease income is not material to the results of operations for the years ended December 31, 2025, 2024 and 2023, respectively. Additional disclosure regarding Tredegar’s leases is included in Note 4.
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
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2025	2024	2023
Weighted average shares outstanding used to compute basic earnings per share	34,735,139	34,346,242	34,133,078
Incremental shares attributable to stock options and restricted stock	—	—	—
Shares used to compute diluted earnings per share	34,735,139	34,346,242	34,133,078
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,245,367 and 2,497,008 for the years ended December 31, 2025 and 2024, respectively. The Company had a net loss from continuing operations for the year ended December 31, 2023, so there is no dilutive impact for such shares. If the Company had reported net income from continuing operations for the year ended December 31, 2023, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 2,925,091.
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

The changes in accumulated other comprehensive income (loss) by component are summarized as follows:

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(86,079)	$(2,480)	$(59,036)	$(147,595)
Other comprehensive income (loss)	3,511	11,794	1,935	17,240
Income tax (expense) benefit	(469)	(2,977)	(422)	(3,868)
Other comprehensive income (loss), net of tax	3,042	8,817	1,513	13,372
Reclassification adjustment to net income (loss)	—	(7,580)	101,323	93,743
Income tax (expense) benefit	—	2,044	(43,261)	(41,217)
Reclassification adjustment to net income (loss), net of tax	—	(5,536)	58,062	52,526
Other comprehensive income (loss), net of tax	3,042	3,281	59,575	65,898
Balance at December 31, 2023	(83,037)	801	539	(81,697)
Other comprehensive income (loss)	(295)	240	506	451
Income tax (expense) benefit	—	(72)	(109)	(181)
Other comprehensive income (loss), net of tax	(295)	168	397	270
Reclassification adjustment to net income (loss)	89,038	(1,881)	(141)	87,016
Income tax (expense) benefit	(601)	1,180	31	610
Reclassification adjustment to net income (loss), net of tax	88,437	(701)	(110)	87,626
Other comprehensive income (loss), net of tax	88,142	(533)	287	87,896
Balance at December 31, 2024	5,105	268	826	6,199
Other comprehensive income (loss)	461	2,110	(61)	2,510
Income tax (expense) benefit	—	(473)	13	(460)
Other comprehensive income (loss), net of tax	461	1,637	(48)	2,050
Reclassification adjustment to net income (loss)	—	(1,087)	(1,503)	(2,590)
Income tax (expense) benefit	—	253	510	763
Reclassification adjustment to net income (loss), net of tax	—	(834)	(993)	(1,827)
Other comprehensive income (loss), net of tax	461	803	(1,041)	223
Balance at December 31, 2025	$5,566	$1,071	$(215)	$6,422
The amounts reclassified out of accumulated other comprehensive income (loss) related to pension and other postretirement benefits are included in the computation of net periodic pension costs, see Note 8 for additional details. The amounts reclassified out of accumulated other comprehensive income (loss) related to foreign currency translation and derivative financial instruments are included in discontinued operations, see Note 15 for additional details.

Recently Issued Accounting Standards.
New accounting pronouncements adopted in 2025:
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2023-09”) to improve the income tax disclosures related to the rate reconciliation and income taxes paid information and to improve the effectiveness of income tax disclosures. The amendments in this ASU require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU in the fourth quarter of 2025 using the prospective method of transition. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company does not expect a material impact from the adoption of this standard on our consolidated financial statements and related disclosures.
2. ACCOUNTS AND OTHER RECEIVABLES
As of December 31, 2025 and 2024, accounts receivable and other receivables, net, include the following:

(In thousands)	2025	2024
Customer receivables	$80,027	$64,094
Other receivables	2,095	952
Total accounts and other receivables	82,122	65,046
Less: Allowance for credit losses	(311)	(229)
Total accounts and other receivables, net	$81,811	$64,817
A reconciliation of the beginning and ending balances of the allowance for credit losses for the three years ended December 31, 2025 is as follows:

(In thousands)	2025	2024	2023
Balance, beginning of year	$229	$1,162	$2,068
Charges to expense	89	145	407
Write-offs and settlements	(7)	(1,078)	(1,313)
Balance, end of year	$311	$229	$1,162

3. INVENTORIES
Inventories consist of the following:

(In thousands)	2025	2024
Finished goods	$17,578	$15,051
Work-in-process	3,574	2,986
Raw materials	20,365	12,158
Stores, supplies and other	23,445	21,186
Total	$64,962	$51,381
Inventories stated on the LIFO basis amounted to $9.1 million at December 31, 2025 and $6.7 million at December 31, 2024, which were below replacement costs by $19.8 million at December 31, 2025 and $13.8 million at December 31, 2024. Inventories stated on the weighted average cost basis were $15.9 million and $14.3 million at December 31, 2025 and 2024, respectively, while inventories stated on the FIFO method amounted to $40.0 million and $30.4 million at December 31, 2025 and 2024, respectively.
4. LEASES
Tredegar has various operating lease agreements with remaining terms up to 18 years, including leases of real estate, office equipment and vehicles. As of December 31, 2025 and 2024, the Company had no finance lease agreements. Some leases include options to purchase the leased asset, terminate the agreement or extend the term of the agreement for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.
The following table presents a maturity analysis of the Company’s operating leases as of December 31, 2025:

(In thousands)
Future Lease Payments
2026	$2,833
2027	2,430
2028	2,196
2029	2,205
2030	2,223
Thereafter	3,481
Total undiscounted operating lease payments	15,368
Less: Imputed interest	2,145
Present value of operating lease liabilities	$13,223
The following table summarizes lease costs and other information for the years ended December 31, 2025 and 2024. These costs are primarily related to long-term operating leases but also include amounts for variable leases and short-term leases.

(In thousands)	2025	2024
Operating lease expense	$2,855	$4,350

Other Information:
Weighted-average remaining lease term for operating leases	9 years	10 years
Weighted-average discount rate for operating leases	4.81%	4.77%

5. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
A reconciliation of goodwill at December 31, 2025 and 2024 is as follows:

(In thousands)	Aluminum Extrusions(a)	High Performance Films(a)	Total
Net carrying value of goodwill at December 31, 2023	$13,271	$22,446	$35,717
Goodwill impairment	(13,271)	—	(13,271)
Net carrying value of goodwill at December 31, 2024	—	22,446	22,446
Goodwill impairment	—	—	—
Net carrying value of goodwill at December 31, 2025	$—	$22,446	$22,446
(a) The goodwill of Aluminum Extrusions and High Performance Films is carried by the Clearfield and Surface Protection reporting units, respectively.
A reconciliation of identifiable intangibles at December 31, 2025 and 2024 is as follows:

(In thousands)	Customer Relationships	Trade Names	Total
Gross carrying value at December 31, 2024	$25,900	$6,700	$32,600
Accumulated amortization	(18,574)	(6,700)	(25,274)
Net carrying value at December 31, 2024	$7,326	$—	$7,326

Gross carrying value at December 31, 2025	$25,900	$6,700	$32,600
Accumulated amortization	(20,332)	(6,700)	(27,032)
Net carrying value at December 31, 2025	$5,568	$—	$5,568
Amortization expense over the next three years is expected to be $1.8 million per year and is expected to end in early 2029.
6. ACCRUED EXPENSES
Accrued expenses consist of the following:

(In thousands)	2025	2024
Payrolls, related taxes and medical and other benefits	$8,312	$6,812
Incentive compensation	5,839	6,434
Workers’ compensation and disabilities	1,991	2,005
Vacation	1,806	1,668
Deferred revenue	1,513	—
Accrued utilities	1,279	1,164
Environmental liabilities	1,108	1,259
Customer rebates	553	540
Accrued interest	221	231
Accrued freight	135	213
Derivative contract liability	4	80
Other	2,650	1,762
Total	$25,411	$22,168

7. DEBT AND CREDIT AGREEMENTS
ABL Facility
In May 2025, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Second Amended and Restated Credit Agreement (the "ABL Facility"), which provides the Company with a $125 million senior secured asset-based revolving credit facility. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, and owned machinery and equipment. Amendment No. 5 extended the maturity date of the ABL Facility to May 6, 2030. As of December 31, 2025, funds available to borrow under the ABL Facility was $87.5 million, or 70.0% of the aggregate commitment of $125 million. During 2025, the Company's letters of credit have been reduced from approximately $12 million to $3 million, which directly increases the Company's borrowing availability.
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
In accordance with the ABL Facility, the lenders have been provided with the Company’s financial statements, covenant compliance certificates and projections to facilitate their ongoing assessment of the Company. Accordingly, the Company believes the likelihood that lenders would exercise the subjective acceleration clause whereby prohibiting future borrowings is remote. As of December 31, 2025, the Company was in compliance with all debt covenants.
High Performance Films Guangzhou Loan
In October 2025, High Performance Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 3.5 million Chinese Yuan, which is equivalent to $0.5 million as of December 31, 2025, unsecured revolving loan with the Industrial and Commercial Bank of China. The loan matures on October 20, 2026. The interest rate is the one-year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.55%. As of December 31, 2025, the National Interbank Funding Center rate was 3.00%. The financial covenants require that the total amount of Guangzhou Tredegar’s current liabilities cannot exceed 50% of the total amount of current assets and the short-term financing amount cannot exceed 50% of Guangzhou Tredegar’s total sales.
In June 2024, Guangzhou Tredegar entered into a 9.5 million Chinese Yuan revolving loan with the Industrial and Commercial Bank of China. This loan matured on July 3, 2025. The interest rate was the one year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.45%. As of December 31, 2025, there was no outstanding loan balance. The revolving loan was secured by a mortgage contract listing the Guangzhou Tredegar factory building as collateral. The mortgage was cancelled during the fourth quarter of 2025.
Each Guangzhou Tredegar loan, as applicable, was presented as current debt on the consolidated balance sheet for the years ended December 31, 2025 and 2024.
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $1.4 million and $1.5 million at December 31, 2025 and December 31, 2024, respectively. Pension expense recognized for this plan was $0.1 million in 2025, 2024 and 2023. This information has been included in the pension benefit tables below.
In addition to providing pension benefits, the Company provided Other Post-Retirement Benefits of life insurance and health care benefits for certain groups of employees. Tredegar and retirees shared in the cost of postretirement health care benefits, with employees hired on or before January 1, 1993, receiving a fixed subsidy to cover a portion of their health care premiums. The Company eliminated prescription drug coverage for Medicare-eligible retirees as of January 1, 2006. Consequently, Tredegar is not eligible for any federal subsidies.
On October 31, 2025, Tredegar terminated the Other Post-Retirement Benefits by prefunding $0.1 million, representing all required contributions for the remainder of 2025. The Other Post-Retirement Benefits total obligation and unrecognized pre-tax actuarial gain reported in the consolidated balance sheets was $5.0 million and $1.3 million, respectively, which was realized in the income statement during the fourth quarter of 2025.

The following tables reconcile the changes in benefit obligations and plan assets in 2025 and 2024, and reconcile the funded status to prepaid or accrued cost at December 31, 2025 and 2024:

	Pension Benefits		Other Post- Retirement Benefits
(In thousands)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$1,478	$1,600	$5,078	$5,712
Service cost	—	—	9	9
Interest cost	78	75	225	274
Effect of actuarial (gains) losses related to the following:
Discount rate change	39	(60)	166	(305)
Other	(20)	47	(93)	(193)
Plan participant contributions	—	—	357	456
Benefits paid	(199)	(184)	(725)	(875)
Termination of Other Post-Retirement Benefits plan	—	—	(5,017)	—
Benefit obligation, end of year	$1,376	$1,478	$—	$5,078
Change in plan assets:
Plan assets at fair value, beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contributions	199	184	368	419
Plan participant contributions	—	—	357	456
Benefits paid	(199)	(184)	(725)	(875)
Plan assets at fair value, end of year	$—	$—	$—	$—
Funded status of the plans	$(1,376)	$(1,478)	$—	$(5,078)
Amounts recognized in the consolidated balance sheets:
Accrued expenses (current)	$180	$161	$—	$481
Pension and other postretirement benefit obligations, net	1,196	1,317	—	4,597
Net amount recognized	$1,376	$1,478	$—	$5,078

The following table sets forth the assumptions used in accounting for the pension and other post-retirement benefits, and the components of net periodic benefit cost:

	Pension Benefits			Other Post- Retirement Benefits
(In thousands, except percentages)	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.07%	5.49%	4.89%	—%	5.63%	4.98%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate(a)	5.49%	4.89%	5.07%/5.37%	5.63%/5.25%	4.98%	5.17%
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$9	$9	$10
Interest cost	78	75	9,623	225	274	288
Expected return on plan assets	—	—	(8,109)	—	—	—
Amortization of prior service costs and gains or losses	20	21	9,245	(275)	(162)	(213)
Net periodic benefit cost	$98	$96	$10,759	$(41)	$121	$85
Pension settlement loss and (gain) on Other Post-Retirement Benefits termination	—	—	92,291	(6,265)	—	—
Total benefit cost	$98	$96	$103,050	$(6,306)	$121	$85
(a) Prior to the Other Post-Retirement Benefits termination in October 2025, a discount rate of 5.63% was used to determine the net periodic benefit cost. On October 31, 2025, a discount rate of 5.25% was used to determine the settlement. Prior to the pension lump sum distributions in August 2023, a discount rate of 5.07% was used to determine the net periodic benefit cost. Subsequent to August 2023, a discount rate of 5.37% was used to determine the net periodic benefit cost until the Company purchased a nonparticipating single premium group annuity contract in October 2023.
Net periodic benefit cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. The amount of the accumulated benefit obligation is the same as the projected benefit obligation. At December 31, 2025, the effect of a 1% change in the health care cost trend rate assumptions would not impact the post-retirement obligation.
Expected benefit payments over the next five years and in the aggregate for 2031—2035 are as follows:

(In thousands)	Pension Benefits
2026	$179
2027	170
2028	160
2029	151
2030	141
2031—2035	576
The pre-tax amounts recorded in 2025, 2024 and 2023 in accumulated other comprehensive income (loss) consist of:

	Pension Benefits			Other Post-Retirement Benefits
(In thousands)	2025	2024	2023	2025	2024	2023
Net actuarial (gain) loss	$454	$384	$415	$—	$(1,534)	$(1,250)
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

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $10.0 million (5.2 million pounds of aluminum) at December 31, 2025 and $4.3 million (3.1 million pounds of aluminum) at December 31, 2024.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses & other	$1,392	Prepaid expenses & other	$172
Liability derivatives: Aluminum futures contracts	Accrued expenses	(4)	Accrued expenses	(57)
Aluminum futures contracts	Other non-current liabilities	(9)	Other non-current liabilities	—
Net asset (liability)		$1,379		$115
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
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2025, 2024, and 2023 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts
Years Ended December 31,	2025	2024	2023
Amount of pre-tax gain (loss) recognized in other comprehensive income	$2,448	$43	$7,598
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$1,184	$(612)	$4,508
As of December 31, 2025, the Company expects $1.1 million of unrealized after-tax net gains on aluminum derivative contracts reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the years ended December 31, 2025, 2024 and 2023, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
10. STOCK OPTION AND STOCK AWARD PLANS
As of December 31, 2025, the Company had one stock-based compensation plan that permits the grants of stock options, stock appreciation rights (“SARs”), restricted stock awards, other equity awards based on Tredegar common stock. Awards available for grant totaled 1,678,682 shares at December 31, 2025. Stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. Stock options exercisable totaled 1,205,105 and 2,327,655 shares at December 31, 2025 and 2024, respectively.

A summary of stock options outstanding at December 31, 2025, 2024 and 2023, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2023	3,108,741	$10.75	to	$22.49	$13.81
Forfeited and expired	(89,408)	13.78	to	19.64	19.60
Outstanding at December 31, 2023	3,019,333	10.75	to	22.49	13.64
Forfeited and expired	(691,678)	10.75	to	22.49	14.15
Outstanding at December 31, 2024	2,327,655	10.75	to	16.37	13.49
Forfeited and expired	(1,122,550)	10.75	to	16.37	14.13
Outstanding at December 31, 2025	1,205,105	$10.75	to	$16.37	$12.90
No options were granted in 2025, 2024 or 2023.
The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2025:

			Options Outstanding at December 31, 2025				Options Exercisable at December 31, 2025
				Weighted Average		Aggregate Intrinsic Value			Aggregate Intrinsic Value
Range of Exercise Prices			Shares	Remaining Contractual Life	Exercise Price		Shares	Weighted Average Exercise Price
$10.75	to	$16.37	1,205,105	1.4 years	$12.90	$—	1,205,105	$12.90	$—
There were no stock options exercised in 2025, 2024 or 2023. The grant-date fair value of stock option-based awards vested in 2023 was $2.2 million. As of December 31, 2025 and 2024, there was no unrecognized compensation cost related to stock option-based awards.
Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment. The fair value of restricted stock awards is estimated as of the grant date using the closing stock price on that date.
The following table summarizes additional information about unvested restricted stock awards outstanding at December 31, 2025, 2024 and 2023:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)
Outstanding at January 1, 2023	474,978	$13.82	$6,564
Granted	454,623	7.67	3,487
Vested	(167,077)	11.29	(1,886)
Forfeited	(26,445)	11.60	(307)
Outstanding at December 31, 2023	736,079	10.68	7,861
Granted	385,159	7.25	2,792
Vested	(261,941)	11.94	(3,128)
Forfeited	(87,181)	8.51	(742)
Outstanding at December 31, 2024	772,116	8.79	6,787
Granted	342,181	7.15	2,447
Vested	(262,375)	11.05	(2,899)
Forfeited	(173,159)	7.45	(1,290)
Outstanding at December 31, 2025	678,763	$7.43	$5,043
As of December 31, 2025, the unrecognized compensation cost related to non-vested restricted stock awards was $2.0 million. This cost is expected to be recognized over the remaining weighted average period of 1.7 years.

There were no SARs granted in 2025, 2024 or 2023. SARs may be settled in cash upon exercise and therefore are classified as liabilities and included in accrued expenses in the consolidated balance sheet. The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases and decreases in stock-based compensation expense are recognized over the vesting period, or immediately, for vested awards.
A summary of SARs outstanding at December 31, 2025, 2024 and 2023, and changes during those years, is presented below:

		Exercise Price/Share
	Number of SARs	Range			Weighted Average
Outstanding at January 1, 2023	498,687	$10.75	to	$16.37	$13.49
Forfeited and expired	(53,969)	10.75	to	16.37	12.78
Outstanding at December 31, 2023	444,718	10.75	to	16.37	13.57
Forfeited and expired	(110,272)	10.75	to	16.37	13.85
Outstanding at December 31, 2024	334,446	10.75	to	16.37	13.48
Forfeited and expired	(5,340)	10.75	to	16.37	15.25
Outstanding at December 31, 2025	329,106	$10.75	to	$16.37	$13.45
The grant-date fair value of SARs that vested in 2025, 2024 and 2023 were immaterial. As of December 31, 2025, there was no unrecognized compensation cost related to SARs.
11. INCOME TAXES
Income (loss) from continuing operations before income taxes is as follows:

(In thousands)	2025	2024	2023
Income (loss) from continuing operations before income taxes:
Domestic	$29,745	$(523)	$(151,488)
Foreign	924	1,403	1,023
Total	$30,669	$880	$(150,465)
Income tax expense (benefit) from continuing operations is as follows:

(In thousands)	2025	2024	2023
Current income tax expense (benefit):
Federal	$(563)	$(106)	$(39,929)
State	691	704	(39)
Foreign	279	123	241
Total	407	721	(39,727)
Deferred income tax expense (benefit):
Federal	6,104	(470)	(11,758)
State	137	(517)	198
Foreign	(64)	101	(13)
Total	6,177	(886)	(11,573)
Total income tax expense (benefit) for continuing operations
Federal	5,541	(576)	(51,687)
State	828	187	159
Foreign	215	224	228
Total	6,584	(165)	(51,300)

Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025.

	2025
(In thousands, except percentages)	Amount	%
U.S. federal statutory tax rate	$6,441	21.0
U.S. domestic federal
Tax credits
Research and development tax credit	(930)	(3.0)
Changes in valuation allowances	192	0.6
Nontaxable or nondeductible items
Stock based compensation	493	1.6
Executive compensation	384	1.3
Other	75	0.2
Other adjustments	112	0.4
State and local income tax, net of federal (national) income tax effect[1]	683	2.2
Foreign tax effects
Other foreign jurisdictions	20	0.1
Changes in unrecognized tax benefits	(886)	(2.9)
Effective tax rate	$6,584	21.5
1.State taxes in Pennsylvania and Georgia made up the majority (greater than 50 percent) of the tax effect in this category.
The significant differences between the U.S. federal statutory rate and the effective income tax rate related to continuing operations for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09 are as follows:

	2024		2023
(In thousands, except percentages)	Amount	%	Amount	%
Income tax expense (benefit) at federal statutory rate	$185	21.0	$(31,598)	21.0
Stock-based compensation	409	46.5	136	(0.1)
Changes in estimates related to prior year tax provision	326	37.0	559	(0.4)
Non-deductible other	282	32.0	144	(0.1)
Foreign rate differences	57	6.5	39	—
State taxes, net of federal income tax benefit	28	3.2	168	(0.1)
U.S. tax on foreign branch income	—	—	1,693	(1.1)
Stranded taxes released with termination of pension	—	—	(21,913)	14.6
Tax contingency accruals and tax settlements	(1)	(0.1)	1	—
Changes in federal valuation allowance	(654)	(74.3)	237	(0.2)
Research and development tax credit	(797)	(90.6)	(766)	0.5
Income tax expense (benefit) at effective income tax rate	$(165)	(18.8)	$(51,300)	34.1
Provision (benefit) for income taxes for the year ended December 31, 2025 was $6.6 million compared to $(0.2) million for the year ended December 31, 2024. The effective tax rates for the years ended December 31, 2025 and 2024 were 21.5% and (18.8)%, respectively. The change in effective tax rate was primarily due to higher pre-tax income from continuing operations in 2025 than in 2024. The tax rate in 2024 was impacted by the release of valuation allowance on deferred taxes. The tax rate in 2023 was impacted by a pre-tax loss and tax benefits previously recorded in other comprehensive income (loss) that were released in 2023 as a result of the pension plan termination. The stranded taxes released with the termination of the pension plan represent the effect of the change in federal and state tax rates on pension-related deferred tax items initially recorded in other comprehensive income. The related stranded taxes were released in full in 2023.

Disclosed below is a summary of income taxes paid (refunded) by jurisdiction for continuing operations pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025.

(In thousands)	Year Ended December 31, 2025
Federal
United States	$(222)
State
Georgia	85
Michigan	53
Pennsylvania	305
Texas	51
Other state jurisdictions	(13)
Foreign
China	466
Total cash taxes paid for continuing operations	$725
Deferred income tax assets and deferred income tax liabilities for continuing operations at December 31, 2025 and 2024, are as follows:

(In thousands)	2025	2024
Deferred income tax assets:
Employee benefits	$4,511	$6,381
Basis difference in capital assets	430	430
Inventory	1,754	956
Asset write-offs, divestitures and environmental accruals	857	3,656
U.S. federal and state NOL and credit carryforwards	35,000	38,706
Capitalized R&D expenditures	8,672	8,169
Other	633	815
Lease liabilities	2,933	3,419
Interest expense limitation carryforward	—	471
Deferred income tax assets before valuation allowance	54,790	63,003
Less: Valuation allowance	14,623	15,220
Total deferred income tax assets	$40,167	$47,783
Deferred income tax liabilities:
Goodwill and identifiable intangibles	$1,704	$1,019
Property, plant and equipment	7,502	9,086
Right-of-use leased assets	2,806	3,210
Other	1,878	2,020
Total deferred income tax liabilities	13,890	15,335
Net deferred income tax assets (liabilities)	$26,277	$32,448
Amounts recognized in the consolidated balance sheets:
Deferred income tax assets (noncurrent)	$26,277	$32,517
Deferred income tax liabilities (noncurrent)	—	69
Net deferred income tax assets (liabilities)	$26,277	$32,448
Except as noted below, the Company believes that it is more likely than not that future taxable income will exceed future tax-deductible amounts thereby resulting in the realization of deferred income tax assets. The Company had U.S. federal and state tax credits of $21.2 million and state net operating loss carryforwards of $13.8 million at December 31, 2025. The Company had U.S. federal and state tax credits of $25.2 million and state net operating loss carryforwards of $13.5 million and a deferred interest limitation of $0.5 million at December 31, 2024. The U.S. federal foreign tax credits will expire between 2026-2035 and the U.S. federal research and development tax credits will expire between 2039-2045. The U.S. state carryforwards expire at different points over the next 20 years.

Valuation allowances of $13.7 million and $14.0 million at December 31, 2025 and 2024, respectively, are recorded against the tax benefit on state tax credits and net operating loss carryforwards generated by domestic subsidiaries that may not be recoverable in the carryforward period. The valuation allowance for unrealized capital losses from investments and other related items was $0.4 million and $0.2 million at December 31, 2025 and 2024, respectively. Valuation allowances of $0.5 million and $1.1 million at December 31, 2025 and 2024, respectively, were recorded against certain other deferred state tax assets. As circumstances and events warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred income tax assets.
A reconciliation of the Company’s unrecognized uncertain tax positions since January 1, 2023, is shown below:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Balance at beginning of period	$840	$659	$628
Increase (decrease) due to tax positions taken in:
Current period	—	25	25
Prior period	—	158	23
Reductions due to lapse of statute of limitations	(840)	(2)	(17)
Balance at end of period	$—	$840	$659
At December 31, 2025, the Company had no unrecognized uncertain tax positions. The Company records interest expense related to uncertain tax positions in income tax expense on the Consolidated Statements of Income (Loss) with the balance of accrued interest in other noncurrent liabilities on the Consolidated Balance Sheet. The Company accrued immaterial interest expense related to uncertain tax positions for all periods presented.
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2022.
On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”), which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, which have various effective dates. OBBBA did not have a material impact on the Company’s tax provision and effective rate for 2025.
12. BUSINESS SEGMENTS
The Company's business segments are Aluminum Extrusions and High Performance Films. Aluminum Extrusions, also referred to as Bonnell Aluminum, produces high-quality, soft and medium strength alloyed aluminum extrusions, custom fabricated and finished, for the building and construction, automotive and transportation, consumer durables goods, machinery and equipment, electrical and renewable energy, and distribution markets. High Performance Films produces surface protection films, advanced packaging films and films for other markets.
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

Segment Revenue, Segment Profit (Loss), and Significant Expenses
	2025
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$598,975	$99,756	$698,731
Reconciliation of revenue:
Add back freight			24,133
Sales as shown in the consolidated statements of income (loss)			$722,864
Less:
Variable costs	454,249	46,596	500,845
LIFO inventory adjustment	6,741	212	6,953
Manufacturing fixed costs[5]	46,402	14,134	60,536
Selling, general and administrative costs[5]	38,461	11,618	50,079
Other[6]	2,164	59	2,223
EBITDA from ongoing operations	$50,958	$27,137	$78,095
Reconciliation of profit (loss):
Depreciation and amortization			21,535
Plant shutdowns, asset impairments, restructurings and other[1]			2,790
Interest income			36
Interest expense			4,003
OPEB termination gain			6,265
Corporate expenses, net[4]			25,399
Income (loss) from continuing operations before income tax			30,669
Income tax expense (benefit)			6,584
Net income (loss) from continuing operations			24,085
Income (loss) from discontinued operations, net of tax			9,391
Net income (loss)			$33,476
Refer to Notes to Financial Tables that follow these tables.

Segment Revenue, Segment Profit (Loss), and Significant Expenses
	2024
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$471,815	$105,199	$577,014
Reconciliation of revenue:
Add back freight			21,011
Sales as shown in the consolidated statements of income (loss)			$598,025
Less:
Variable costs	354,397	50,289	404,686
LIFO inventory adjustment	1,234	(174)	1,060
Manufacturing fixed costs[5]	40,123	13,248	53,371
Selling, general and administrative costs[5]	33,638	11,245	44,883
Other[6]	1,066	105	1,171
EBITDA from ongoing operations	$41,357	$30,486	$71,843
Reconciliation of profit (loss):
Depreciation and amortization			22,922
Plant shutdowns, asset impairments, restructurings and other[1]			5,766
Goodwill impairment			13,271
Interest income			36
Interest expense			4,664
Gain on investment in kaleo, inc.			144
Corporate expenses, net[4]			24,520
Income (loss) from continuing operations before income tax			880
Income tax expense (benefit)			(165)
Net income (loss) from continuing operations			1,045
Income (loss) from discontinued operations, net of tax			(65,610)
Net income (loss)			$(64,565)
Refer to Notes to Financial Tables that follow these tables.

Segment Revenue, Segment Profit (Loss), and Significant Expenses
	2023
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$474,803	$76,763	$551,566
Reconciliation of revenue:
Add back freight			21,757
Sales as shown in the consolidated statements of income (loss)			$573,323
Less:
Variable costs	365,320	40,824	406,144
LIFO inventory adjustment	(944)	(1,333)	(2,277)
Manufacturing fixed costs[5]	41,028	13,793	54,821
Selling, general and administrative costs[5]	29,725	12,106	41,831
Other[6]	1,698	156	1,854
EBITDA from ongoing operations	$37,976	$11,217	$49,193
Reconciliation of profit (loss):
Depreciation and amortization			24,449
Plant shutdowns, asset impairments, restructurings and other[1]			8,529
Goodwill impairment			34,891
Interest income			514
Interest expense			6,316
Gain on investment in kaleo, inc.			262
Stock option-based compensation expense			231
Pension settlement loss			92,291
Corporate expenses, net[4]			33,727
Income (loss) from continuing operations before income tax			(150,465)
Income tax expense (benefit)			(51,300)
Net income (loss) from continuing operations			(99,165)
Income (loss) from discontinued operations, net of tax			(6,740)
Net income (loss)			$(105,905)
Refer to Notes to Financial Tables that follow these tables.

Identifiable Assets
(In thousands)	2025	2024
Aluminum Extrusions	$269,802	$247,205
High Performance Films	52,998	55,081
Subtotal	322,800	302,286
General corporate	41,843	46,883
Cash and cash equivalents[2]	6,729	7,062
Discontinued operations	—	126
Total	$371,372	$356,357

	Depreciation and Amortization			Capital Expenditures
(In thousands)	2025	2024	2023	2025	2024	2023
Aluminum Extrusions	$16,640	$17,722	$17,927	$15,392	$10,097	$20,339
High Performance Films	4,895	5,200	6,522	1,849	1,761	1,772
Subtotal	21,535	22,922	24,449	17,241	11,858	22,111
General corporate[4]	194	302	369	—	—	12
Discontinued operations	—	2,313	2,865	—	2,489	4,323
Total	$21,729	$25,537	$27,683	$17,241	$14,347	$26,446

Net Sales by Geographic Area[3]
(In thousands)	2025	2024	2023
United States	$632,806	$514,743	$506,475
Exports from the United States to:
Asia	42,399	46,724	26,217
Canada	14,856	9,541	12,121
Europe	37	97	9
Latin America	7,437	5,068	6,192
Operations outside the United States:
Asia	1,196	841	552
Total	$698,731	$577,014	$551,566

	Identifiable Assets by Geographic Area[3]		Property, Plant & Equipment, Net by Geographic Area[3]
(In thousands)	2025	2024	2025	2024
United States	$316,412	$294,303	$126,234	$127,992
Operations outside the United States:
China	6,388	7,983	5,555	7,217
General corporate	41,843	46,883	1,186	1,823
Cash and cash equivalents[2]	6,729	7,062	n/a	n/a
Discontinued operations	—	126	—	—
Total	$371,372	$356,357	$132,975	$137,032
Refer to Notes to Financial Tables that follow these tables.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $26.1 million in 2025, $26.9 million in 2024 and $15.9 million in 2023.

Net Sales by Product Group
(In thousands)	2025	2024	2023
Aluminum Extrusions:
Nonresidential building & construction	$317,064	$265,496	$273,648
Consumer durables	48,774	31,911	37,257
Automotive	44,581	39,283	46,014
Machinery & equipment	71,928	51,149	41,908
Distribution	19,248	11,750	13,719
Residential building & construction	41,374	36,303	36,774
Electrical	56,006	35,923	25,483
Subtotal	598,975	471,815	474,803
High Performance Films:
Surface protection films	71,852	75,909	47,463
Advanced packaging	27,904	29,290	29,300
Subtotal	99,756	105,199	76,763
Total	$698,731	$577,014	$551,566
1.See Note 1 for more information on losses associated with plant shutdowns, asset impairments and restructurings and other items.
2.Cash and cash equivalents includes funds held in locations outside the U.S. of $1.9 million and $1.6 million at December 31, 2025 and 2024, respectively.
3.Export sales relate primarily to High Performance Films.
4.Corporate depreciation and amortization are included in corporate expenses, net, on the Segment Revenue, Segment Profit (Loss), and Significant Expenses tables above.
5.Excludes related depreciation and amortization.
6.Other expenses include segment allocated employee compensation benefits expense.
13. SAVINGS PLAN
Tredegar has a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation, up to IRS limitations. Charges recognized for the savings plan were $4.3 million in 2025, $3.7 million in 2024 and $3.8 million in 2023. The provisions of the savings plan provided the following benefits for salaried and certain hourly employees:
•The Company makes matching contributions to the savings plan of $1 for every $1 an employee contributes per pay period up to a maximum of 5% of eligible compensation.
•The savings plan includes immediate vesting of matching contributions and automatic enrollment at 3% of eligible compensation unless the employee opts out or elects a different percentage.
The Company also has a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations (“restoration plan”). The Company’s liability under the restoration plan was $0.7 million at December 31, 2025 (consisting of 100,510 phantom shares of common stock) and $0.7 million at December 31, 2024 (consisting of 88,148 phantom shares of common stock) and valued at the closing market price on those dates. Charges recognized for the restoration plan were immaterial for the years 2025, 2024 and 2023.
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
Under the terms of the agreement pursuant to which the Company sold its former flexible packaging business headquartered in Brazil to Oben, the Company agreed to indemnify Oben for certain liabilities related to Terphane. On January 16, 2026, Oben informed the Company that Terphane received a tax infraction notice from the State Treasury of Pernambuco (“State Treasury”) providing an assessment for the collection of ICMS state value-added tax as well as interest and penalties alleging Terphane made use of certain tax credits without complying with the requirements for the use of such tax credits, for the 2021 and 2022 tax years.
The Company assumed the defense of the matter and filed a response with the State Treasury contesting the assessment. The proceedings are in the early stages of the administrative review process. Any adverse outcomes at the administrative level will be eligible for appeal through judicial processes. The Company has not recorded any liability relating to this notice and cannot reasonably estimate any reasonably possible loss at this time.
15. DIVESTITURES
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
The following table summarizes the financial results of discontinued operations reflected in the Consolidated Statements of Income (Loss) for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Revenue and other items
Sales	$—	$118,382	$131,502
Other income (expense), net	—	8	2
	—	118,390	131,504
Costs and expenses
Cost of goods sold	—	97,919	118,669
Freight	—	5,598	5,177
Selling, general and administrative	387	7,608	10,819
Research and development	—	655	867
Amortization of intangibles	—	78	139
Interest expense (a)	—	7,532	5,291
Asset impairments and costs associated with exit and disposal activities, net of adjustments	—	—	107
(Gain) loss on sale of business	(9,657)	74,877	—
Total	(9,270)	194,267	141,069
Income (loss) from discontinued operations before income tax	9,270	(75,877)	(9,565)
Income tax expense (benefit)	(121)	(10,267)	(2,825)
Income (loss) from discontinued operations, net of tax	$9,391	$(65,610)	$(6,740)
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
At December 31, 2024, assets and liabilities of the discontinued operations totaled $0.1 million and $0.7 million, respectively. At December 31, 2025, the Company had no remaining assets or liabilities associated with the discontinued operations.
The following table provides significant operating, investing and financing cash flow information for discontinued operations:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating activities:
Depreciation and amortization	$—	$2,313	$2,865
(Gain) loss on the sale of divested business	(9,657)	74,877	—
Total	$(9,657)	$77,190	$2,865
Investing activities:
Net proceeds on sale of divested business	$9,835	$54,631	$—
Capital expenditures	—	(2,489)	(4,323)
Total	$9,835	$52,142	$(4,323)
Financing activities
Borrowings	$—	$—	$20,000
Total	$—	$—	$20,000

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
10.1
Second Amended and Restated Credit Agreement, dated as of June 29, 2022, among Tredegar, as borrower, the lenders named therein, JPMorgan Chase Bank N.A., as administrative agent, Citizens Bank N.A and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.1
Second Amended and Restated Guaranty, dated as of June 29, 2022, by and among the subsidiaries of Tredegar listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein) (filed as Exhibit 4.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.2
Second Amended and Restated Pledge Agreement, dated as of June 29, 2022, by and among Tredegar and the subsidiaries of Tredegar listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 30, 2022, and incorporated herein by reference)

10.1.3
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 29, 2022, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 10.1 of Tredegar’s Second Quarter 2023 Form 10-Q (File No. 1-10258), filed on August 9, 2023, and incorporated herein by reference)

10.1.4
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of August 3, 2023, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 10.2 of Tredegar’s Second Quarter 2023 Form 10-Q (File No. 1-10258), filed on August 9, 2023, and incorporated herein by reference)

10.1.5
Amendment No. 3, dated December 27, 2023, to the Second Amended and Restated Credit Agreement, dated June 29, 2022, by and among Tredegar Corporation, as borrower, certain of Tredegar Corporation’s material domestic subsidiaries, as guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 28, 2023, and incorporated herein by reference)

10.1.6
Third Amended and Restated Pledge and Security Agreement, dated as of December 27, 2023, by and among Tredegar Corporation and the subsidiaries of Tredegar Corporation listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 28, 2023, and incorporated herein by reference)

10.1.7
Amendment No. 4, dated April 16, 2024, to the Second Amended and Restated Credit Agreement, dated June 29, 2022, by and among Tredegar Corporation, as borrower, certain of Tredegar Corporation’s material domestic subsidiaries, as guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents (filed as Exhibit 10.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 22, 2024, and incorporated herein by reference)

10.1.8
Amendment No. 5, dated May 6, 2025, to Second Amended and Restated Credit Agreement, dated as of June 29, 2022, by and among Tredegar Corporation, as borrower, certain of Tredegar Corporation’s material domestic subsidiaries, as guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and PNC Capital Markets LLC, as Joint Bookrunners and Joint Lead Arrangers. (filed as Exhibit 10.1 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on May 9, 2025, and incorporated herein by reference)

10.2
Reorganization and Distribution Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.3
Employee Benefits Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4
Tax Sharing Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.5
Indemnification Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6
Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1
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
Resolutions of the Executive Committee of the Board of Directors of Tredegar adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.8
Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.9
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 27, 2013, and incorporated herein by reference)

*10.10
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.11
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.12
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.18 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2020, and incorporated herein by reference)

*10.13
Form of Notice of Stock Appreciation Right Grant and Stock Appreciation Right Terms and Conditions (filed as Exhibit 10.19 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2020, and incorporated herein by reference)

*10.14
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.20 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2020, and incorporated herein by reference)

*10.15
Tredegar 2018 Equity Incentive Plan, as amended and restated (filed as Annex A to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on March 25, 2021, and incorporated herein by reference)

	*10.16
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 7, 2018, and incorporated herein by reference)

	*10.17
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar Corporation’s Registration Statement on Form S-8 (Registration No. 333-230386), filed on March 19, 2019, and incorporated herein by reference)

	*10.18
Form of Executive Change-in-Control Severance Agreement (filed as Exhibit 10.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on October 4, 2023, and incorporated herein by reference)

	10.19
Standard Buyout Commitment Agreement, dated October 31, 2023, by and between Tredegar Corporation and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on November 6, 2023, and incorporated herein by reference)

	*10.20
Form of Notice of Phantom Unit Award and Phantom Unit Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Quarterly Report on Form 10-Q (File No. 1-10258) for the quarterly period ended March 31, 2024, and incorporated herein by reference)

+	*10.21	Executive Retirement Agreement, General Waiver and Release, dated January 29, 2026, by and between Tredegar Corporation and John M. Steitz
+	*10.22	Retirement Release and Equity Vesting Agreement, dated December 31, 2025, by and between Tredegar Corporation and D. Andrew Edwards
	19	Insider Trading Policy (filed as Exhibit 19 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2024, and incorporated herein by reference)
+	21	Subsidiaries of Tredegar
+	23	Consent of KPMG LLP, Independent Registered Public Accounting Firm
+	31.1
Certification of President and Chief Executive Officer (Principal Executive Officer) of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+	31.2
Certification of Vice President and Chief Financial Officer (Principal Financial Officer) of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+	32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) of Tredegar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	32.2
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

+	101	XBRL Instance Document and Related Items
+	104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Denotes compensatory plans or arrangements or management contracts.

+	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated:	March 11, 2026	By	/s/ Arijit (Bapi) DasGupta
Arijit (Bapi) DasGupta
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2026.

Signature		Title

/s/	Arijit (Bapi) DasGupta	President and Chief Executive Officer
	(Arijit (Bapi) DasGupta)	(Principal Executive Officer)

/s/	Frasier W. Brickhouse, II	Vice President, Chief Financial Officer and Treasurer
	(Frasier W. Brickhouse, II)	(Principal Financial Officer)

/s/	Paul Goldschmiedt	Corporate Controller
	(Paul Goldschmiedt)	(Principal Accounting Officer)

/s/	Gregory A. Pratt	Chairman of the Board of Directors
(Gregory A. Pratt)

/s/	George C. Freeman, III	Director
(George C. Freeman, III)

/s/	Kenneth R. Newsome	Director
(Kenneth R. Newsome)

/s/	David Parks	Director
(David Parks)

/s/	Thomas G. Snead, Jr.	Director
(Thomas G. Snead, Jr.)

/s/	Carl E. Tack, III	Director
(Carl E. Tack, III)

/s/	Christine R. Vlahcevic	Director
(Christine R. Vlahcevic)