Form 10-Q
period 2026-03-31
TREDEGAR CORP
filed 2026-05-08
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of May 1, 2026: 35,016,819

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$15,611	$6,729
Accounts and other receivables, net	93,701	81,811
Income taxes recoverable	—	47
Inventories	84,076	64,962
Prepaid expenses and other	9,880	15,525
Total current assets	203,268	169,074
Property, plant and equipment, at cost	513,587	509,430
Less: accumulated depreciation	(380,511)	(376,455)
Net property, plant and equipment	133,076	132,975
Right-of-use leased assets	12,221	12,764
Identifiable intangible assets, net	5,128	5,568
Goodwill	22,446	22,446
Deferred income taxes	25,623	26,277
Other assets	1,881	2,268
Total assets	$403,643	$371,372
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$96,444	$75,754
Accrued expenses	18,414	25,411
Lease liability, short-term	2,138	2,263
Short-term debt	506	498
Income taxes payable	842	455
Total current liabilities	118,344	104,381
Lease liability, long-term	10,444	10,960
ABL revolving facility	45,800	34,550
Pension and other postretirement benefit obligations, net	1,294	1,196
Other non-current liabilities	3,966	3,731
Total liabilities	179,848	154,818
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,995,206 shares at March 31, 2026 and 34,737,534 shares at December 31, 2025)	65,944	65,477
Common stock held in trust for savings restoration plan (118,542 shares at March 31, 2026 and December 31, 2025)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	5,894	5,566
Gain (loss) on derivative financial instruments	1,922	1,071
Pension and other postretirement benefit adjustments	(281)	(215)
Retained earnings	152,549	146,888
Total shareholders’ equity	223,795	216,554
Total liabilities and shareholders’ equity	$403,643	$371,372
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues and other items:
Sales	$186,489	$164,738
Other income (expense), net	44	(10)
	186,533	164,728
Costs and expenses:
Cost of goods sold	157,496	135,643
Freight	5,499	5,566
Selling, general and administrative	16,415	20,660
Research and development	177	165
Amortization of identifiable intangibles	440	440
Pension and postretirement benefits	39	(25)
Interest expense	359	1,013
Asset impairments and costs associated with exit and disposal activities, net of adjustments	6	18
Total	180,431	163,480
Income (loss) from continuing operations before income taxes	6,102	1,248
Income tax expense (benefit)	1,032	577
Net income (loss) from continuing operations	5,070	671
Income (loss) from discontinued operations, net of tax	591	9,430
Net income (loss)	$5,661	$10,101

Earnings (loss) per share:
Basic:
Continuing operations	$0.15	$0.02
Discontinued operations	0.02	0.27
Basic earnings (loss) per share	$0.17	$0.29
Diluted:
Continuing operations	$0.15	$0.02
Discontinued operations	0.02	0.27
Diluted earnings (loss) per share	$0.17	$0.29

Shares used to compute earnings (loss) per share:
Basic	34,696	34,612
Diluted	34,696	34,612
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$5,661	$10,101
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net tax of $0 in 2026 and 2025)	328	27
Derivative financial instruments adjustment (net of tax expense of $245 in 2026 and net of tax benefit of $68 in 2025)	851	(198)
Amortization of prior service costs and net gains or losses (net of tax benefit of $18 in 2026 and net of tax benefit of $25 in 2025)	(66)	(89)
Other comprehensive income (loss)	1,113	(260)
Comprehensive income (loss)	$6,774	$9,841

See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,661	$10,101
Adjustments for noncash items:
Depreciation	4,856	5,086
Amortization of identifiable intangibles	440	440
Reduction of right-of-use leased assets	543	529
Deferred income taxes	429	407
Accrued pension and post-retirement benefits	39	80
Stock-based compensation expense	454	472
Gain on the sale of divested business	(565)	(9,657)
Changes in assets and liabilities:
Accounts and other receivables	(11,888)	(14,931)
Inventories	(19,105)	(17,513)
Income taxes recoverable/payable	436	(71)
Prepaid expenses and other	6,739	7,174
Accounts payable and accrued expenses	13,956	12,687
Lease liability	(640)	(616)
Pension and postretirement benefit plan contributions	(26)	(152)
Other, net	624	958
Net cash provided by (used in) operating activities	1,953	(5,006)
Cash flows from investing activities:
Capital expenditures	(5,141)	(2,957)
Proceeds from the sale of Terphane	565	9,835
Net cash (used in) provided by investing activities	(4,576)	6,878
Cash flows from financing activities:
Borrowings	49,950	33,750
Debt principal payments	(38,700)	(39,047)
Net cash provided by (used in) financing activities	11,250	(5,297)
Effect of exchange rate changes on cash	255	20
Increase (decrease) in cash and cash equivalents	8,882	(3,405)
Cash and cash equivalents at beginning of period	6,729	7,062
Cash and cash equivalents at end of period	$15,611	$3,657
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2026:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2026	$65,477	$146,888	$(2,233)	$6,422	$216,554
Net income (loss)	—	5,661	—	—	5,661
Foreign currency translation adjustment	—	—	—	328	328
Derivative financial instruments adjustment	—	—	—	851	851
Amortization of prior service costs and net gains or losses	—	—	—	(66)	(66)
Stock-based compensation expense	467	—	—	—	467
Balance March 31, 2026	$65,944	$152,549	$(2,233)	$7,535	$223,795

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2025	$63,590	$113,412	$(2,233)	$6,199	$180,968
Net income (loss)	—	10,101	—	—	10,101
Foreign currency translation adjustment	—	—	—	27	27
Derivative financial instruments adjustment	—	—	—	(198)	(198)
Amortization of prior service costs and net gains or losses	—	—	—	(89)	(89)
Stock-based compensation expense	561	—	—	—	561
Balance at March 31, 2025	$64,151	$123,513	$(2,233)	$5,939	$191,370

See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Tredegar Corporation is engaged, through its subsidiaries, in the manufacture of aluminum extrusions and polyethylene and polypropylene plastic films. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of March 31, 2026, the condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, the condensed consolidated cash flows for the three months ended March 31, 2026 and 2025, and the condensed consolidated changes in shareholders’ equity for the three months ended March 31, 2026 and 2025, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2026 and 2025 for this segment references 13-week periods ended March 29, 2026 and March 30, 2025, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusions' cash flows from operations during the intervening period from Aluminum Extrusions' fiscal quarter end and the Company’s fiscal quarter end. As a result, the Company’s prepaid and other current assets increased by $5.7 million as of December 31, 2025 since the Company made payments to the Aluminum Extrusions segment to fund its payroll during the intervening period between December 28, 2025 and December 31, 2025. There was no intercompany funding with Aluminum Extrusions between March 29, 2026 and March 31, 2026.
The condensed consolidated financial statements as of December 31, 2025 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2025 Form 10-K.
The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.
In the fourth quarter of 2025, the Company renamed the segment formerly known as “PE Films.” This segment is now referred to as “High Performance Films.” The product previously known as polyethylene overwrap films was renamed to advanced packaging films. There were no changes to the operations reported within the High Performance Films segment. The Company continues to have two reportable segments: Aluminum Extrusions and High Performance Films. More information on the Company’s business segments is provided in Note 9.
Sale of Flexible Packaging Films
On November 1, 2024, the Company completed the sale of its flexible packaging films business (also referred to as “Terphane”) headquartered in Brazil to Oben Group (“Oben”). Commencing in the fourth quarter of 2024, all historical results for Terphane have been presented as discontinued operations. For more information on this transaction, see Note 10.
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
2. ACCOUNTS AND OTHER RECEIVABLES
As of March 31, 2026 and December 31, 2025, accounts and other receivables, net include the following:

(In thousands)	March 31, 2026	December 31, 2025
Customer receivables	$90,851	$80,027
Other receivables	3,145	2,095
Total accounts and other receivables	93,996	82,122
Less: Allowance for credit losses	(295)	(311)
Total accounts and other receivables, net	$93,701	$81,811
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	March 31, 2026	December 31, 2025
Finished goods	$20,212	$17,578
Work-in-process	5,676	3,574
Raw materials	33,515	20,365
Stores, supplies and other	24,673	23,445
Total	$84,076	$64,962
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three months ended March 31, 2026 and 2025.
In addition to providing non-qualified supplemental pension benefits, the Company provides postretirement life insurance and health care benefits ("Other Post-Retirement Benefits") for certain groups of employees. Tredegar and retirees share in the costs with employees hired on or before January 1, 1993, who receive a fixed subsidy to cover a portion of their health care premiums.
On October 31, 2025, Tredegar terminated the Other Post-Retirement Benefits by prefunding $0.1 million, representing all required contributions for the remainder of 2025. The Other Post-Retirement Benefits total obligation and unrecognized pre-tax actuarial gain reported in the condensed consolidated balance sheets was $5.0 million and $1.3 million, respectively, which was realized into the income statement during the fourth quarter of 2025.

The components of net periodic benefit cost for the pension and Other Post-Retirement Benefits reflected in the condensed consolidated statements of income for the three months ended March 31, 2026 and 2025, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Service cost	$—	$—	$—	$2
Interest cost	123	19	—	68
Amortization of prior service costs, (gains) losses and net transition asset	(84)	5	—	(119)
Net periodic benefit cost	$39	$24	$—	$(49)
Pension and other postretirement liabilities were $1.5 million and $1.4 million at March 31, 2026 and December 31, 2025, respectively ($0.2 million included in “Accrued expenses” at March 31, 2026 and December 31, 2025 with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Weighted average shares outstanding used to compute basic earnings per share	34,696	34,612
Incremental dilutive shares attributable to stock options	—	—
Shares used to compute diluted earnings per share	34,696	34,612
Incremental shares attributable to stock options are computed under the treasury stock method using the average market price during the related period. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options were 1,160,761 and 1,325,890 for the three months ended March 31, 2026 and 2025, respectively.
6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2026	$5,566	$1,071	$(215)	$6,422
Other comprehensive income (loss)	328	380	—	708
Income tax (expense) benefit	—	(85)	—	(85)
Other comprehensive income (loss), net of tax	328	295	—	623
Reclassification adjustment to net income (loss)	—	716	(84)	632
Income tax (expense) benefit	—	(160)	18	(142)
Reclassification adjustment to net income (loss), net of tax	—	556	(66)	490
Other comprehensive income (loss), net of tax	328	851	(66)	1,113
Balance at March 31, 2026	$5,894	$1,922	$(281)	$7,535

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$5,105	$268	$826	$6,199
Other comprehensive income (loss)	27	(381)	—	(354)
Income tax (expense) benefit	—	83	—	83
Other comprehensive income (loss), net of tax	27	(298)	—	(271)
Reclassification adjustment to net income (loss)	—	115	(114)	1
Income tax (expense) benefit	—	(15)	25	10
Reclassification adjustment to net income (loss), net of tax	—	100	(89)	11
Other comprehensive income (loss), net of tax	27	(198)	(89)	(260)
Balance at March 31, 2025	$5,132	$70	$737	$5,939
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $9.6 million (4.7 million pounds of aluminum) at March 31, 2026 and $10.0 million (5.2 million pounds of aluminum) at December 31, 2025.

The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

		March 31, 2026	December 31, 2025
(In thousands)	Balance Sheet Account	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$2,512	$1,392
Liability derivatives: Aluminum futures contracts	Accrued expenses	(24)	(4)
Aluminum futures contracts	Other non-current liabilities	(13)	(9)
Net asset (liability)		$2,475	$1,379
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2026 and 2025 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended March 31,
	Aluminum Futures Contracts
(In thousands)	2026	2025
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$380	$(38)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$716	$(18)
As of March 31, 2026, the Company expects $1.9 million of unrealized after-tax gains on aluminum derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2026 and 2025, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
8. INCOME TAXES
Tredegar recorded tax expense (benefit) of $1.0 million on pre-tax income (loss) from continuing operations of $6.1 million in the first three months of 2026. The effective tax rate in the first three months of 2026 was 16.9% and 46.2% in the first three months of 2025. The effective tax rate for the first three months of 2026 varies from the statutory rate of 21% due to research and development tax credits while the effective tax rate for the first three months of 2025 varies from the statutory rate due to a mix of lower pre-tax income and higher nondeductible discrete items as a percentage of pre-tax income.
9. BUSINESS SEGMENTS
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
The following tables present segment revenue, segment profit (loss), and significant expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$159,457	$21,533	$180,990
Reconciliation of revenue:
Add back freight			5,499
Sales as shown in the consolidated statements of income (loss)			$186,489
Less:
Variable costs	$127,333	$10,422	$137,755
Manufacturing fixed costs[1]	11,800	3,471	15,271
Selling, general and administrative costs[1]	8,905	2,593	11,498
Other[2]	(263)	(27)	(290)
EBITDA from ongoing operations	$11,682	$5,074	$16,756
Reconciliation of profit (loss):
Depreciation and amortization			5,248
Plant shutdowns, asset impairments, restructurings and other			222
Interest income			10
Interest expense			359
Corporate expenses, net[3]			4,835
Income (loss) from continuing operations before income tax			6,102
Income tax expense (benefit)			1,032
Net income (loss) from continuing operations			5,070
Income (loss) from discontinued operations, net of tax			591
Net income (loss)			$5,661
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee-related benefit expense (income). 3. Includes corporate depreciation and amortization.

	Three Months Ended March 31, 2025
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$133,635	$25,537	$159,172
Reconciliation of revenue:
Add back freight			5,566
Sales as shown in the consolidated statements of income (loss)			$164,738
Less:
Variable costs	$103,523	$11,977	$115,500
Manufacturing fixed costs[1]	11,214	3,459	14,673
Selling, general and administrative costs[1]	9,412	2,592	12,004
Other[2]	326	(11)	315
EBITDA from ongoing operations	$9,160	$7,520	$16,680
Reconciliation of profit (loss):
Depreciation and amortization			5,475
Plant shutdowns, asset impairments, restructurings and other			1,167
Interest income			5
Interest expense			1,013
Corporate expenses, net[3]			7,782
Income (loss) from continuing operations before income tax			1,248
Income tax expense (benefit)			577
Net income (loss) from continuing operations			671
Income (loss) from discontinued operations, net of tax			9,430
Net income (loss)			$10,101
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee-related benefit expense (income). 3. Includes corporate depreciation and amortization.

The following table presents identifiable assets by segment at March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Aluminum Extrusions	$300,531	$269,802
High Performance Films	53,511	52,998
Subtotal	354,042	322,800
General corporate	33,990	41,843
Cash and cash equivalents	15,611	6,729
Total	$403,643	$371,372
The following table presents depreciation and amortization for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Aluminum Extrusions	$4,045	$4,225
High Performance Films	1,203	1,250
Subtotal	5,248	5,475
General corporate	48	51
Total	$5,296	$5,526
The following table presents capital expenditures for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Aluminum Extrusions	$4,689	$2,370
High Performance Films	452	587
Total	$5,141	$2,957
The following tables disaggregate the Company’s net sales by geographic area and product group for the three months ended March 31, 2026 and 2025:

Net Sales by Geographic Area (a)
	Three Months Ended March 31,
(In thousands)	2026	2025
United States	$166,665	$144,357
Exports from the United States to:
Asia	7,772	10,836
Latin America	2,256	1,579
Canada	3,779	2,173
Europe	49	7
Operations outside the United States:
Asia	469	220
Total	$180,990	$159,172
(a) Export sales relate mostly to High Performance Films.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $5.5 million and $6.6 million in the first quarter of 2026 and 2025, respectively.

Net Sales by Product Group
	Three Months Ended March 31,
(In thousands)	2026	2025
Aluminum Extrusions:
Nonresidential building & construction	$81,188	$67,601
Consumer durables	13,322	11,667
Automotive	11,592	10,998
Residential building & construction	11,940	8,998
Electrical	10,980	15,341
Machinery & equipment	25,471	15,283
Distribution	4,964	3,747
Subtotal	159,457	133,635
High Performance Films:
Surface protection films	14,200	18,770
Advanced packaging	7,333	6,767
Subtotal	21,533	25,537
Total	$180,990	$159,172

10. DISCONTINUED OPERATIONS
Flexible Packaging Films
In September 2023, the Company entered into an agreement to sell Terphane, headquartered in Brazil, to Oben for net cash-free and debt-free base consideration of $116 million.
On November 1, 2024, Tredegar completed the sale of Terphane to Oben. At closing, Tredegar received $60 million in cash, which was net of Terphane debt assumed by Oben of $20 million and estimated Terphane cash retained by Oben of $2 million. The cash proceeds received by Tredegar at closing were after deducting net working capital adjustments and closing indebtedness ($20.5 million), escrow funds ($19.8 million), projected Brazil withholding taxes ($10.8 million), and transaction expenses ($4.4 million). In February 2025 and February 2026, the Company received $9.8 million and $0.6 million, respectively, from post-closing settlement of the transaction. The proceeds from the sale of Terphane were required to be used to pay down debt outstanding under the Company’s $125 million senior secured asset-based revolving credit facility (the "ABL Facility").
Upon completion of the sale, the Company recognized a pre-tax loss of $74.9 million for the year ended December 31, 2024, which included the realization of other comprehensive losses on foreign currency translation adjustments, net of gains on derivative financial instruments of $102.3 million previously reflected in accumulated other comprehensive income (loss).
The following table summarizes the financial results of discontinued operations reflected in the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Costs and expenses
Selling, general and administrative	(3)	227
(Gain) loss on sale of business	(565)	(9,657)
Total	(568)	(9,430)
Income (loss) from discontinued operations before income tax	568	9,430
Income tax expense (benefit)[1]	(23)	—
Income (loss) from discontinued operations, net of tax	$591	$9,430
1. An inconsequential income tax expense (benefit) was recognized during the three months ended March 31, 2025, primarily due to foreign tax credits generated from the final Brazilian withholding tax payment made during the periods, which offset the tax liability on the income from discontinued operations.

The following table provides significant operating, investing and financing cash flow information for discontinued operations:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating activities:
Gain on the sale of divested business	$(565)	$(9,657)
Total	$(565)	$(9,657)
Investing activities:
Proceeds from the sale of Terphane	$565	$9,835
Total	$565	$9,835

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
•the impact of trade policies and prolonged geopolitical conflicts on raw materials and supply chain constraints;
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
•the impact of public health epidemics on employees, production and the global economy;
•political, economic and regulatory factors concerning the Company’s products;
•the impact of the imposition of tariffs and sanctions on imported aluminum ingot used by Bonnell Aluminum;
•inability to replace aging equipment and information technology systems with necessary capital expenditures;
•inability to develop, efficiently manufacture and deliver new products at competitive prices;
•loss of sales to significant customers on which the Company’s business is highly dependent;
•inability to achieve sales to new customers to replace lost business;
•failure of the Company’s customers to achieve success or maintain market share;
•failure to protect our intellectual property rights;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC.
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

Critical Accounting Policies and Estimates
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting standards in the United States ("GAAP"). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the" 2025 Form 10-K") have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. Since December 31, 2025, there have been no changes in these policies or estimates that have had a material impact on our results of operations or financial position.
Business Overview
Tredegar Corporation is an industrial manufacturer with two primary businesses: custom aluminum extrusions for the building & construction (“B&C”), automotive and specialty end-use markets in the United States through its Aluminum Extrusions segment (with exports comprising less than 5% of total sales volume) and surface protection films for high-technology applications in the global electronics industry through its High Performance Films segment. With approximately 1,700 employees, the Company operates manufacturing facilities in the U.S. and China.
In the fourth quarter of 2025, the Company renamed the segment formerly known as “PE Films.” This segment is now referred to as “High Performance Films.” The product previously known as polyethylene overwrap films was renamed to advanced packaging films. There were no changes to the operations reported within the High Performance Films segment. The Company continues to have two reportable segments: Aluminum Extrusions and High Performance Films.
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
First quarter 2026 net income (loss) from continuing operations was $5.1 million ($0.15 per diluted share) compared to $0.7 million ($0.02 per diluted share) in the first quarter of 2025.
First Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions was $11.7 million in the first quarter of 2026 versus $9.2 million in the first quarter of 2025 and versus $15.7 million in the fourth quarter of 2025.
•EBITDA from ongoing operations for High Performance Films was $5.1 million in the first quarter of 2026 versus $7.5 million in the first quarter of 2025 and versus $5.7 million in the fourth quarter of 2025.

Results of Operations
First Quarter of 2026 Compared with the First Quarter of 2025 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from the first quarter of 2025 to the first quarter of 2026 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the three months ended March 31, 2025	$671
Income tax expense (benefit)	577
Income (loss) from continuing operations before income taxes for the three months ended March 31, 2025	1,248
Change in income (loss) from increases (decreases) in the following items:
Sales	21,751
Other income (expense), net	54
Total	21,805
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(21,853)
Freight	67
Selling, general and administrative	4,245
Interest expense	654
Other	(64)
Total	(16,951)
Income (loss) from continuing operations before income taxes for the three months ended March 31, 2026	6,102
Income tax expense (benefit)	1,032
Net income (loss) from continuing operations for the three months ended March 31, 2026	$5,070
Sales in the first quarter of 2026 increased by $21.8 million compared with the first quarter of 2025. Net sales (sales less freight) in Aluminum Extrusions increased $25.8 million, primarily due to the pass-through of higher metal costs, partially offset by lower volume. Net sales in High Performance Films decreased $4.0 million, primarily due to a decrease in sales volume and unfavorable mix in surface protection films. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 12.6% in the first quarter of 2026 compared to 14.3% in the first quarter of 2025. The gross profit margin in Aluminum Extrusions remains consistent with the prior period. The gross profit margin in High Performance Films decreased due to a lower Surface Protection contribution margin associated with lower volume and unfavorable mix, partially offset by higher advanced packaging volume and favorable mix.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 8.9% in the first quarter of 2026 compared with 12.6% in the first quarter of 2025. First quarter sales increased 13.2% while SG&A decreased 20.5% compared to the prior period. Lower SG&A spending was primarily due to lower professional fees associated with business development activities ($2.9 million), lower employee compensation ($0.7 million), and lower stock-based compensation ($0.4 million).
Interest expense was $0.4 million in the first quarter of 2026 in comparison to $1.0 million in the first quarter of 2025. The decrease in interest expense was primarily due to lower weighted average total debt outstanding and lower interest rates.
The effective tax rate used to compute income taxes (benefit) from continuing operations in the first quarter of 2026 was 16.9% compared to 46.2% in the first quarter of 2025. The effective tax rate for the first three months of 2026 varies from the statutory rate of 21% due to research and development tax credits while the effective tax rate for the first three months of 2025 varies from the statutory rate due to a mix of lower pre-tax income and higher nondeductible discrete items as a percentage of pre-tax income.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first quarters of 2026 and 2025 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the table in the Segment Operations Review section below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended March 31,
(In millions)	2026	2025
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$0.3	$0.4
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	(0.1)	0.3
Aluminum premium charge as a result of unplanned maintenance interruptions[2]	—	0.3
Total for Aluminum Extrusions	$0.2	$1.0
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$(0.4)	$2.5
Professional fees associated with remediation activities related to internal control over financial reporting[1]	—	0.2
Group annuity contract premium adjustment[3]	—	0.1
Professional fees associated with the transition to the ABL Facility[1]	0.1	0.1
Initial installment proceeds on the sale of corporate-owned land[3]	—	(0.1)
Total for Corporate	$(0.3)	$2.8
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Cost of Goods Sold” in the condensed consolidated statements of income.
3. Included in “Other income (expense), net” in the condensed consolidated statements of income.
Average total debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2026	2025
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$35.6	$59.7
Average interest rate	5.6%	7.2%

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/
(In thousands, except percentages)	March 31,		(Unfavorable)
	2026	2025	% Change
Sales volume (lbs)	35,163	37,918	(7.3)%
Net sales	$159,457	$133,635	19.3%
Variable costs	127,333	103,523	(23.0)%
Manufacturing fixed costs[1]	11,800	11,214	(5.2)%
Selling, general and administrative costs[1]	8,905	9,412	5.4%
Other[2]	(263)	326	NM*
EBITDA from ongoing operations	$11,682	$9,160	27.5%
Depreciation & amortization	(4,045)	(4,225)	4.3%
EBIT from ongoing operations[3]	$7,637	$4,935	54.8%
Capital expenditures	$4,689	$2,370
1. Excludes related depreciation and amortization
2. Includes segment allocated employee-related benefit expense (income).
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. *Not meaningful (“NM”)

The following table presents the sales volume by end use market for the three months ended March 31, 2026 and 2025, and the three months ended December 31, 2025.

	Three Months Ended		Favorable/	Three Months Ended	Favorable/
(In millions of lbs)	March 31,		(Unfavorable)	December 31,	(Unfavorable)
	2026	2025	% Change	2025	% Change
Sales volume by end-use market:
Non-residential B&C	18.1	19.2	(5.7)%	19.7	(8.1)%
Residential B&C	2.2	2.0	10.0%	2.2	—%
Automotive	2.5	3.1	(19.4)%	2.8	(10.7)%
Specialty products	12.4	13.6	(8.8)%	12.5	(0.8)%
Total	35.2	37.9	(7.3)%	37.2	(5.4)%
First Quarter 2026 Results vs. First Quarter 2025 Results
Net sales in the first quarter of 2026 increased 19.3% versus the first quarter of 2025 primarily due to the pass-through of higher metal costs, partially offset by lower volume. Sales volume in the first quarter of 2026 decreased 7.3% versus the first quarter of 2025 and 5.4% versus the fourth quarter of 2025. The Company reported a 6% decline in nonresidential building and construction volume, driven by higher costs and ongoing economic uncertainty. Within the specialty market, electrical shipments decreased 45% following the expiration of federal tax credits for solar panels. Also in the specialty market, TSLOTSTM shipments, representing approximately 13% of total volume, increased 70%, supported by increased demand for data‑containment and data‑center infrastructure. Automotive and transportation volume declined 19% as manufacturers continued to face rising cost pressures.
Net new orders in the first quarter of 2026 decreased 20% versus the first quarter of 2025 from an average of 3.4 million pounds per week in the first quarter of 2025 to 2.8 million pounds per week in the first quarter of 2026. The Company believes this year-over-year decline reflects both softer U.S. demand and the continued undervaluation of imported extrusions, attributed to the tariff structure associated with the increase of Section 232 tariffs on aluminum products to 50%, discussed below. Open orders at the end of the first quarter of 2026 were 19 million pounds versus 25 million pounds at the end of the first quarter of 2025 and 17 million pounds at the end of the fourth quarter of 2025. This level of open orders falls below the normalized level that is typically associated with stable demand patterns and healthy market dynamics.

Effective June 4, 2025, Section 232 tariffs on aluminum products increased to 50%, following a prior increase from 10% to 25% in March 2025, with the United Kingdom as the only exception. In April 2026, federal policymakers updated several elements of Section 232, including measures intended to close the loophole that allowed undervalued aluminum extrusions to enter the U.S. market. While these changes are expected to help restore fair competition for domestic producers, U.S. extruders have emphasized the need for clear, uniform, and predictable enforcement to avoid near‑term market disruption. The Company continues to participate in a coalition of downstream aluminum manufacturers that engages with policymakers on issues affecting the competitiveness of the U.S. aluminum extrusion industry.
Tariffs and duties continue to be passed through to customers under the Company’s metal‑cost adjustment mechanism. The Company implemented additional price increases in the first quarter of 2026 and the third quarter of 2025 to offset tariff‑related costs not covered by that mechanism.
EBITDA from ongoing operations in the first quarter of 2026 increased $2.5 million versus the first quarter of 2025, primarily due to:
•A $2.0 million increase in contribution margin (net sales less variable costs) associated with:
◦Pricing increases ($4.6 million) and lower manufacturing costs associated with material yield ($2.0 million favorable in the first quarter of 2026 versus $0.1 million unfavorable in the first quarter of 2025), partially offset by lower volume ($2.1 million), higher labor rates ($0.7 million), unfavorable labor productivity ($0.6 million), higher maintenance and supply expense ($0.8 million), higher freight expense ($0.4 million), higher utilities ($0.5 million), and higher die expense ($0.8 million).
◦The timing of the flow-through under the first-in, first-out ("FIFO") method of aluminum raw materials costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $2.9 million in the first quarter of 2026 versus a benefit of $1.7 million in the first quarter of 2025.
•Higher fixed costs primarily associated with wage increases ($0.5 million).
•Lower SG&A expenses primarily associated with lower employee-related compensation and lower routine environmental compliance expense ($0.5 million).
•Lower other expense for employee-related medical costs associated with medical claims ($0.6 million).
Conflict-driven disruptions in the Strait of Hormuz beginning in March 2026 have constrained shipments and raised costs, contributing to historically low U.S. inventory levels. In response to recent geopolitical tensions in the Middle East and resulting contraction of the global aluminum market, we have proactively diversified our supply chain portfolio to support long-term stability. Through the third quarter of 2026, we have successfully transitioned nearly all of our aluminum supply previously sourced from the Middle East to North American partners. Simultaneously, we are optimizing billet casting operations at our Carthage, TN, and Newnan, GA facilities to overcome localized production constraints. These strategic shifts in our supply chain and internal capabilities continue to strengthen our operational resilience, positioning the Company to meet customer demand through 2026.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $20 million in 2026, including $4 million for productivity projects and $16 million for capital expenditures required to support continuity of operations. Depreciation expense is projected to be $14 million in 2026. Amortization expense is projected to be $2 million in 2026. The Company anticipates capital spending to increase from the levels of the past two years and return to a pattern more closely aligned with depreciation and amortization, consistent with long-term historical patterns. This approach supports ongoing maintenance and efficiency initiatives while maintaining disciplined capital allocation.

High Performance Films
A summary of results for High Performance Films is provided below:

	Three Months Ended		Favorable/
(In thousands, except percentages)	March 31,		(Unfavorable)
	2026	2025	% Change
Sales volume (lbs)	8,971	9,639	(6.9)%
Net sales	$21,533	$25,537	(15.7)%
Variable costs	10,422	11,977	13.0%
Manufacturing fixed costs[1]	3,471	3,459	(0.3)%
Selling, general and administrative costs[1]	2,593	2,592	—%
Other[2]	(27)	(11)	NM*
EBITDA from ongoing operations	$5,074	$7,520	(32.5)%
Depreciation & amortization	(1,203)	(1,250)	3.8%
EBIT from ongoing operations[3]	$3,871	$6,270	(38.3)%
Capital expenditures	$452	$587
1. Excludes related depreciation and amortization
2. Includes segment allocated employee-related benefit expense (income).
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. *Not meaningful (“NM”)

First Quarter 2026 Results vs. First Quarter 2025 Results
Net sales in the first quarter of 2026 decreased 15.7% versus the first quarter of 2025 due to a decrease in sales volume and unfavorable mix in surface protection films. Surface Protection sales volume decreased 17.5% in the first quarter of 2026 versus the first quarter of 2025. Sales volume for surface protection films declined in the first quarter of 2026 as expected due to a significant customer’s inventory correction and scheduled maintenance activity for another customer. Volume for advanced packaging films, which are predominantly manufactured and sold in the U.S. and used in consumer staple items, increased 5.6% in the first quarter of 2026 versus the first quarter of 2025. The top four customers comprised 87% and 91% of the net sales for High Performance Films for the first three months of 2026 and first three months of 2025, respectively.
Surface Protection has not experienced an adverse impact on customer demand related to tariff actions; however, the situation remains fluid and the impact on consumer electronics is uncertain.
EBITDA from ongoing operations in the first quarter of 2026 decreased $2.4 million versus the first quarter of 2025, primarily due to:
•A decrease in contribution margin of $2.4 million resulting from:
◦A $2.8 million decrease from Surface Protection associated with lower volume and unfavorable mix ($3.4 million), partially offset by cost improvements and favorable productivity ($0.6 million).
◦A $0.4 million increase from advanced packaging films primarily due to higher volume, favorable mix and unfavorable pricing ($0.5 million), partially offset by unfavorable productivity ($0.1 million).
•Lower SG&A expense associated with lower employee-related compensation ($0.3 million).
•A foreign currency transaction loss of $0.3 million in the first quarter of 2026 versus no gain or loss in the first quarter of 2025.
Although the conflict-driven disruptions in the Strait of Hormuz beginning in March 2026 have caused an increase to resin costs, High Performance Films maintains pass-through mechanisms with customers and has not experienced supply issues to date.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on resin prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for High Performance Films are projected to be $2 million in 2026, including $1 million for productivity projects and $1 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $4 million in 2026. There is no amortization expense for High Performance Films.

Corporate Expenses
Corporate expenses, net in the first three months of 2026 decreased $2.9 million compared to the first three months of 2025 due to lower professional fees associated with business development activities ($2.9 million). The Company does not expect significant expenses from business development activities in 2026.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.
Reconciliation of Net Sales and EBITDA from Ongoing Operations by Segment
A reconciliation of segment financial information to consolidated results for the Company for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Net Sales
Aluminum Extrusions	$159,457	$133,635
High Performance Films	21,533	25,537
Total net sales	180,990	159,172
Add back freight	5,499	5,566
Sales as shown in the condensed consolidated statements of income	$186,489	$164,738

EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$11,682	$9,160
Depreciation & amortization	(4,045)	(4,225)
EBIT	7,637	4,935
Plant shutdowns, asset impairments, restructurings and other	(222)	(1,167)
High Performance Films:
Ongoing operations:
EBITDA	$5,074	$7,520
Depreciation & amortization	(1,203)	(1,250)
EBIT	3,871	6,270
Total	11,286	10,038
Interest income	10	5
Interest expense	359	1,013
Corporate expenses, net	4,835	7,782
Income (loss) from continuing operations before income taxes	6,102	1,248
Income tax expense (benefit)	1,032	577
Net income (loss) from continuing operations	5,070	671
Income (loss) from discontinued operations, net of tax	591	9,430
Net income (loss)	$5,661	$10,101
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2025 to March 31, 2026 are summarized below.

•Accounts and other receivables increased $11.9 million (14.5%).
◦Accounts and other receivables in Aluminum Extrusions increased $10.8 million primarily due to the pass-through of higher metal costs. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 45.0 days for the 12 months ended March 31, 2026 and 44.8 days for the 12 months ended December 31, 2025.
◦Accounts and other receivables in High Performance Films increased $1.1 million primarily due to higher sales volume in advanced packaging films. DSO was approximately 25.9 days for the 12 months ended March 31, 2026 and 25.4 days for the 12 months ended December 31, 2025.
•Inventories increased $19.1 million (29.4%).
◦Inventories in Aluminum Extrusions increased $18.9 million primarily due to increased raw material levels from seasonally low levels at the end of last year, higher metal costs and raw material stocking as a result of the geopolitical uncertainty impacting aluminum‑related supply chains. DIO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 50.7 days for the 12 months ended March 31, 2026 and 48.8 days for the 12 months ended December 31, 2025.
◦Inventories in High Performance Films remain consistent with prior year. DIO was approximately 55.7 days for the 12 months ended March 31, 2026 and 54.6 days for the 12 months ended December 31, 2025.
•Net property, plant and equipment increased $0.1 million primarily due to capital expenditures of $4.9 million and favorable foreign exchange of $0.1 million, partially offset by depreciation expense of $4.9 million.
•Identifiable intangible assets, net decreased $0.4 million (7.9%) due to amortization expense.
•Accounts payable increased $20.7 million (27.3%).
◦Accounts payable in Aluminum Extrusions increased $20.1 million primarily due to increased raw material levels from seasonally low levels at the end of last year, higher metal costs and raw material stocking as a result of the geopolitical uncertainty impacting aluminum‑related supply chains. DPO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of accounts payable balances) was approximately 47.7 days for the 12 months ended March 31, 2026 and 46.6 days for the 12 months ended December 31, 2025.
◦Accounts payable in High Performance Films increased $1.1 million primarily due to effective working capital management and the timing of vendor payments. DPO was approximately 39.3 days for the 12 months ended March 31, 2026 and 40.6 days for the 12 months ended December 31, 2025.
Net cash provided by operating activities was $2.0 million in the first three months of 2026 compared to net cash used in operating activities of $5.0 million in the first three months of 2025. The change primarily reflects more favorable working capital movements in the first quarter of 2026 compared to the first quarter of 2025.
Net cash used in investing activities was $4.6 million in the first three months of 2026 compared to net cash provided by investing activities of $6.9 million the first three months of 2025. The change is primarily due to $9.8 million post-closing settlement proceeds associated with the sale of Terphane received in the first three months of 2025, partially offset by higher capital expenditures ($2.2 million).
Net cash provided by financing activities of $11.3 million in the first three months of 2026 compared to net cash used in financing activities of $5.3 million in the first three months of 2025. The change is primarily due to higher debt borrowings, net of principal payments ($16.5 million) under the ABL Facility (as defined below) in the first three months of 2026.
At March 31, 2026, the Company had cash and cash equivalents of $15.6 million, including cash and cash equivalents held in locations outside the U.S. of $2.6 million.

Debt and Credit Agreements
ABL Facility
The Second Amended and Restated Credit Agreement (or amended, the "ABL Facility") provides the Company with a $125 million senior secured asset-based revolving credit facility. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, and owned machinery and equipment. The maturity date of the ABL Facility is May 6, 2030. As of March 31, 2026, funds available to borrow under the ABL Facility was $76 million, or 61.0% of the aggregate commitment of $125 million. During 2025, the Company's letters of credit were reduced from approximately $12 million to $3 million, which directly increased the Company's borrowing availability.
Outstanding borrowings accrue interest at the rates elected by the Company depending on the type of loan and denomination of such borrowing. With respect to revolving loans denominated in U.S. Dollars, the Company may elect interest rates at:
•Alternate Base Rate (“ABR”) plus the applicable ABR Spread (as defined in the ABL Facility) determined in accordance with an excess availability-based pricing grid. ABR is defined, in part, as the greater of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day plus one-half of 1% and (c) the Adjusted Term SOFR Rate (defined below) for a one-month period plus 1%; or
•The Adjusted Term Secured Overnight Financing Rate ("SOFR") Rate plus the applicable Term Benchmark Spread (as defined in the ABL Facility) determined in accordance with an excess availability-based pricing grid. Adjusted Term SOFR Rate is defined as the Term SOFR Rate plus 0.10%, subject to an initial Floor (as defined in the ABL Facility) of 0%.
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
The commitment fee is (i) 0.25% if the Average Usage (as defined in the ABL Facility) is greater than or equal to 50% and (ii) 0.375% if Average Usage is less than 50%.
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
A Cash Dominion Period (as defined in the ABL Facility) is triggered when (x) availability falls below the greater of (i) 12.5% of the Line Cap and (ii) $12.6 million or (y) during the continuation of an event of default and continuing until (x) availability is above the greater of (i) 12.5% of the Line Cap and (ii) $12.6 million for 30 consecutive days and (y) no events of default are continuing. During a Cash Dominion Period, receipts that have not yet been applied to the ABL Facility are classified as restricted cash in the Company’s consolidated balance sheets.
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
The computation of Credit EBITDA and fixed charge coverage ratio, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended March 31, 2026 *
Computations of Credit EBITDA for the twelve months ended March 31, 2026 (in thousands):
Net income (loss)	$29,036
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	7,039
Interest expense	3,349
Depreciation and amortization expense for continuing operations	21,499
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $4,790)	5,635
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 3 “ABL Transition”)	266
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 5)	—
Minus:
After-tax income related to discontinued operations	(552)
Total income tax benefits for continuing operations	—
Interest income	(41)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(6,265)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Credit EBITDA	$59,966
Fixed charge coverage ratio**:
Credit EBITDA	$59,966
Unfinanced capital expenditures	$19,425
Fixed charges	$3,935
Fixed charge coverage ratio	10.30
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.
** Fixed Charge Coverage Ratio is computed as the ratio of (a) Credit EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges.

High Performance Films Guangzhou Loan
In October 2025, High Performance Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 3.5 million Chinese Yuan, which is equivalent to $0.5 million as of March 31, 2026, unsecured revolving loan with the Industrial and Commercial Bank of China. The loan matures on October 20, 2026. The interest rate is the one-year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.55%. As of October 20, 2025, the National Interbank Funding Center rate was 3.00%. The financial covenants require that the total amount of Guangzhou Tredegar’s current liabilities cannot exceed 50% of the total amount of current assets and the short-term financing amount cannot exceed 50% of Guangzhou Tredegar’s total sales over the last 12 months. As of March 31, 2026, this loan was presented as current debt on the consolidated balance sheets.
For more information on the ABL Facility and the High Performance Films Guangzhou Loan, see Note 7 in the Company's 2025 Form 10-K.
As of March 31, 2026, the Company was in compliance with all debt covenants.
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
The purchase price of raw materials fluctuates on a monthly basis; therefore, Aluminum Extrusions pricing policies generally allow the Company to pass the underlying index cost of aluminum and certain alloys through to the vast majority of our customers so that we remain substantially neutral to metal pricing. In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 7 in this Form 10-Q for additional information.

The volatility of quarterly average aluminum prices is shown in the chart below.

Source: Quarterly averages computed by the Company using daily Midwest average prices provided by Platts.
The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The volatility of average quarterly prices of polyethylene resin in the U.S. (a primary raw material for High Performance Films) is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly data provided by IHS, Inc. In January 2023, IHS reflected a 41 cents per pound non-market adjustment based on their estimate of the growth of discounts in the prior periods. The 4th quarter 2022 average rate of $0.60 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2022. In January 2026, IHS reflected a 30 cents per pound non-market adjustment based on their estimate of the growth of discounts in the prior periods. The 4th quarter 2025 average rate of $0.54 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2025.

The price of plastic resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. Selling prices to customers are set considering numerous factors, including input costs, conversion costs and market forces. For a majority of its customers, High Performance Films has index-based pass-through pricing mechanisms for major raw material price fluctuations. However, changes in resin prices are not passed through for a period of 90 days. Pricing on the remainder of the business is based upon manufacturing costs and supply/demand dynamics within the markets that the Company competes.
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
High Performance Films is generally able to match the currency of its sales and costs for its product lines. Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for High Performance Films had an unfavorable impact to EBITDA from ongoing operations of $0.3 million for the first quarter of 2026 compared to the same period of 2025.

Trends for the Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.
Based on this evaluation of our disclosure controls and procedures as of March 31, 2026, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II - OTHER INFORMATION
Item 1A. Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2025 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no material updates or changes to our risk factors previously disclosed in the 2025 Form 10-K.
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

10.1
Executive Retirement Agreement, General Waiver and Release, dated January 29, 2026, by and between Tredegar Corporation and John M. Steitz (filed as Exhibit 10.21 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2025, and incorporated herein by reference).

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

Tredegar Corporation
(Registrant)

Date:	May 8, 2026	/s/ Arijit (Bapi) DasGupta
Arijit (Bapi) DasGupta
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2026	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 8, 2026	/s/ Paul Goldschmiedt
Paul Goldschmiedt
Corporate Controller
(Principal Accounting Officer)