Form 10-Q
period 2026-06-30
TREDEGAR CORP
filed 2026-08-07
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of July 31, 2026: 34,944,164

Tredegar Corporation

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$17,179	$6,729
Accounts and other receivables, net	97,451	81,811
Income taxes recoverable	—	47
Inventories	88,081	64,962
Prepaid expenses and other	7,278	15,525
Total current assets	209,989	169,074
Property, plant and equipment, at cost	521,181	509,430
Less: accumulated depreciation	(386,069)	(376,455)
Net property, plant and equipment	135,112	132,975
Right-of-use leased assets	14,419	12,764
Identifiable intangible assets, net	4,689	5,568
Goodwill	22,446	22,446
Deferred income taxes	24,501	26,277
Other assets	1,769	2,268
Total assets	$412,925	$371,372
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,455	$75,754
Accrued expenses	23,857	25,411
Lease liability, short-term	2,585	2,263
Short-term debt	—	498
Income taxes payable	232	455
Total current liabilities	121,129	104,381
Lease liability, long-term	12,103	10,960
ABL revolving facility	46,000	34,550
Pension and other postretirement benefit obligations, net	1,279	1,196
Other non-current liabilities	3,848	3,731
Total liabilities	184,359	154,818
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,925,717 shares at June 30, 2026 and 34,737,534 shares at December 31, 2025)	65,755	65,477
Common stock held in trust for savings restoration plan (118,542 shares at June 30, 2026 and December 31, 2025)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	6,241	5,566
Gain (loss) on derivative financial instruments	513	1,071
Pension and other postretirement benefit adjustments	(276)	(215)
Retained earnings	158,566	146,888
Total shareholders’ equity	228,566	216,554
Total liabilities and shareholders’ equity	$412,925	$371,372
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues and other items:
Sales	$216,236	$179,116	$402,725	$343,853
Other income (expense), net	40	1,385	83	1,376
	216,276	180,501	402,808	345,229
Costs and expenses:
Cost of goods sold	180,784	148,535	338,280	284,178
Freight	6,472	6,153	11,971	11,720
Selling, general and administrative	20,125	20,557	36,541	41,217
Research and development	178	193	355	357
Amortization of identifiable intangibles	440	440	879	879
Pension and postretirement benefits	25	27	63	3
Interest expense	465	1,785	824	2,798
Asset impairments and costs associated with exit and disposal activities, net of adjustments	9	(1)	15	17
Total	208,498	177,689	388,928	341,169
Income (loss) from continuing operations before income taxes	7,778	2,812	13,880	4,060
Income tax expense (benefit)	1,731	984	2,763	1,560
Net income (loss) from continuing operations	6,047	1,828	11,117	2,500
Income (loss) from discontinued operations, net of tax	(30)	(97)	561	9,332
Net income (loss)	$6,017	$1,731	$11,678	$11,832

Earnings (loss) per share:
Basic:
Continuing operations	$0.17	$0.05	$0.32	$0.07
Discontinued operations	—	—	0.02	0.27
Basic earnings (loss) per share	$0.17	$0.05	$0.34	$0.34
Diluted:
Continuing operations	$0.17	$0.05	$0.32	$0.07
Discontinued operations	—	—	0.02	0.27
Diluted earnings (loss) per share	$0.17	$0.05	$0.34	$0.34

Shares used to compute earnings (loss) per share:
Basic	34,844	34,775	34,771	34,694
Diluted	34,844	34,775	34,771	34,694
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Net income (loss)	$6,017	$1,731
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2026 and 2025)	347	49
Derivative financial instruments adjustment (net of tax benefit of $406 in 2026 and net of tax expense of $171 in 2025)	(1,409)	595
Amortization of prior service costs and net gains or losses (net of tax expense of $1 in 2026 and net of tax benefit of $14 in 2025)	5	(49)
Other comprehensive income (loss)	(1,057)	595
Comprehensive income (loss)	$4,960	$2,326

	Six Months Ended June 30,
	2026	2025
Net income (loss)	$11,678	$11,832
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2026 and 2025)	675	75
Derivative financial instruments adjustment (net of tax benefit of $161 in 2026 and net of tax expense of $103 in 2025)	(558)	398
Amortization of prior service costs and net gains or losses (net of tax benefit of $18 in 2026 and net of tax benefit of $38 in 2025)	(61)	(138)
Other comprehensive income (loss)	56	335
Comprehensive income (loss)	$11,734	$12,167

See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$11,678	$11,832
Adjustments for noncash items:
Depreciation	9,857	10,018
Amortization of identifiable intangibles	879	879
Reduction of right-of-use leased assets	1,096	1,064
Deferred income taxes	1,956	1,209
Accrued pension and post-retirement benefits	63	107
Stock-based compensation expense	256	919
Gain on the sale of assets	—	(1,492)
Gain on the sale of divested business	(565)	(9,657)
Changes in assets and liabilities:
Accounts and other receivables	(15,637)	(14,016)
Inventories	(23,101)	(15,263)
Income taxes recoverable/payable	(176)	(349)
Prepaid expenses and other	7,531	8,897
Accounts payable and accrued expenses	14,559	2,336
Lease liability	(1,286)	(1,240)
Pension and postretirement benefit plan contributions	(58)	(291)
Other, net	625	2,195
Net cash provided by (used in) operating activities	7,677	(2,852)
Cash flows from investing activities:
Capital expenditures	(9,266)	(5,638)
Proceeds from the sale of Terphane	565	9,835
Proceeds from the sale of assets	—	1,904
Net cash (used in) provided by investing activities	(8,701)	6,101
Cash flows from financing activities:
Borrowings	105,900	88,197
Debt principal payments	(94,962)	(87,494)
Debt financing costs	—	(1,272)
Net cash provided by (used in) financing activities	10,938	(569)
Effect of exchange rate changes on cash	536	53
Increase (decrease) in cash and cash equivalents	10,450	2,733
Cash and cash equivalents at beginning of period	6,729	7,062
Cash and cash equivalents at end of period	$17,179	$9,795
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2026:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance April 1, 2026	$65,944	$152,549	$(2,233)	$7,535	$223,795
Net income (loss)	—	6,017	—	—	6,017
Foreign currency translation adjustment	—	—	—	347	347
Derivative financial instruments adjustment	—	—	—	(1,409)	(1,409)
Amortization of prior service costs and net gains or losses	—	—	—	5	5
Stock-based compensation expense	625	—	—	—	625
Repurchase of employee common stock for tax withholdings	(814)	—	—	—	(814)
Balance June 30, 2026	$65,755	$158,566	$(2,233)	$6,478	$228,566

The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2026:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2026	$65,477	$146,888	$(2,233)	$6,422	$216,554
Net income (loss)	—	11,678	—	—	11,678
Foreign currency translation adjustment	—	—	—	675	675
Derivative financial instruments adjustment	—	—	—	(558)	(558)
Amortization of prior service costs and net gains or losses	—	—	—	(61)	(61)
Stock-based compensation expense	1,092	—	—	—	1,092
Repurchase of employee common stock for tax withholdings	(814)	—	—	—	(814)
Balance at June 30, 2026	$65,755	$158,566	$(2,233)	$6,478	$228,566

See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at April 1, 2025	$64,151	$123,513	$(2,233)	$5,939	$191,370
Net income (loss)	—	1,731	—	—	1,731
Foreign currency translation adjustment	—	—	—	49	49
Derivative financial instruments adjustment	—	—	—	595	595
Amortization of prior service costs and net gains or losses	—	—	—	(49)	(49)
Stock-based compensation expense	769	—	—	—	769
Repurchase of employee common stock for tax withholdings	(359)	—	—	—	(359)
Balance at June 30, 2025	$64,561	$125,244	$(2,233)	$6,534	$194,106
The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2025	$63,590	$113,412	$(2,233)	$6,199	$180,968
Net income (loss)	—	11,832	—	—	11,832
Foreign currency translation adjustment	—	—	—	75	75
Derivative financial instruments adjustment	—	—	—	398	398
Amortization of prior service costs and net gains or losses	—	—	—	(138)	(138)
Stock-based compensation expense	1,560	—	—	—	1,560
Repurchase of employee common stock for tax withholdings	(589)	—	—	—	(589)
Balance at June 30, 2025	$64,561	$125,244	$(2,233)	$6,534	$194,106
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Tredegar Corporation is engaged, through its subsidiaries, in the manufacture of aluminum extrusions and polyethylene and polypropylene plastic films. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of June 30, 2026, the condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025, the condensed consolidated cash flows for the six months ended June 30, 2026 and 2025, and the condensed consolidated changes in shareholders’ equity for the three and six months ended June 30, 2026 and 2025, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal second quarter for 2026 and 2025 for this segment references 13-week periods ended June 28, 2026 and June 29, 2025, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusions' cash flows from operations during the intervening period from Aluminum Extrusions' fiscal quarter end and the Company’s fiscal quarter end. As a result, the Company’s prepaid and other current assets increased by $5.7 million as of December 31, 2025 since the Company made payments to the Aluminum Extrusions segment to fund its payroll during the intervening period between December 28, 2025 and December 31, 2025. There was no intercompany funding with Aluminum Extrusions between June 28, 2026 and June 30, 2026.
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
The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.
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
2. ACCOUNTS AND OTHER RECEIVABLES
As of June 30, 2026 and December 31, 2025, accounts and other receivables, net include the following:

(In thousands)	June 30, 2026	December 31, 2025
Customer receivables	$94,108	$80,027
Other receivables	3,638	2,095
Total accounts and other receivables	97,746	82,122
Less: Allowance for credit losses	(295)	(311)
Total accounts and other receivables, net	$97,451	$81,811
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	June 30, 2026	December 31, 2025
Finished goods	$17,108	$17,578
Work-in-process	7,632	3,574
Raw materials	38,508	20,365
Stores, supplies and other	24,833	23,445
Total	$88,081	$64,962
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three and six months ended June 30, 2026 and 2025.
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

The components of net periodic benefit cost for the pension and Other Post-Retirement Benefits reflected in the condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Service cost	$—	$—	$—	$2
Interest cost	20	20	—	68
Amortization of prior service costs, (gains) losses and net transition asset	5	5	—	(68)
Net periodic benefit cost	$25	$25	$—	$2

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Service cost	$—	$—	$—	$4
Interest cost	142	39	—	136
Amortization of prior service costs, (gains) losses and net transition asset	(79)	10	—	(186)
Net periodic benefit cost	$63	$49	$—	$(46)
Pension and other postretirement liabilities were $1.5 million and $1.4 million at June 30, 2026 and December 31, 2025, respectively ($0.2 million included in “Accrued expenses” at June 30, 2026 and December 31, 2025 with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Weighted average shares outstanding used to compute basic earnings per share	34,844	34,775	34,771	34,694
Incremental dilutive shares attributable to stock options	—	—	—	—
Shares used to compute diluted earnings per share	34,844	34,775	34,771	34,694
Incremental shares attributable to stock options are computed under the treasury stock method using the average market price during the related period. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options were 1,072,073 and 1,116,417 for the three and six months ended June 30, 2026, respectively. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options were 1,245,367 and 1,285,628 for the three and six months ended June 30, 2025, respectively.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2026.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2026	$5,894	$1,922	$(281)	$7,535
Other comprehensive income (loss)	347	1,170	—	1,517
Income tax (expense) benefit	—	(261)	—	(261)
Other comprehensive income (loss), net of tax	347	909	—	1,256
Reclassification adjustment to net income (loss)	—	(2,985)	6	(2,979)
Income tax (expense) benefit	—	667	(1)	666
Reclassification adjustment to net income (loss), net of tax	—	(2,318)	5	(2,313)
Other comprehensive income (loss), net of tax	347	(1,409)	5	(1,057)
Balance at June 30, 2026	$6,241	$513	$(276)	$6,478
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2026.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2026	$5,566	$1,071	$(215)	$6,422
Other comprehensive income (loss)	675	1,550	—	2,225
Income tax (expense) benefit	—	(346)	—	(346)
Other comprehensive income (loss), net of tax	675	1,204	—	1,879
Reclassification adjustment to net income (loss)	—	(2,269)	(79)	(2,348)
Income tax (expense) benefit	—	507	18	525
Reclassification adjustment to net income (loss), net of tax	—	(1,762)	(61)	(1,823)
Other comprehensive income (loss), net of tax	675	(558)	(61)	56
Balance at June 30, 2026	$6,241	$513	$(276)	$6,478

The changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2025	$5,132	$70	$737	$5,939
Other comprehensive income (loss)	48	754	—	802
Income tax (expense) benefit	—	(168)	—	(168)
Other comprehensive income (loss), net of tax	48	586	—	634
Reclassification adjustment to net income (loss)	—	13	(63)	(50)
Income tax (expense) benefit	—	(3)	14	11
Reclassification adjustment to net income (loss), net of tax	—	10	(49)	(39)
Other comprehensive income (loss), net of tax	48	596	(49)	595
Balance at June 30, 2025	$5,180	$666	$688	$6,534
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$5,105	$268	$826	$6,199
Other comprehensive income (loss)	75	372	—	447
Income tax (expense) benefit	—	(85)	—	(85)
Other comprehensive income (loss), net of tax	75	287	—	362
Reclassification adjustment to net income (loss)	—	129	(176)	(47)
Income tax (expense) benefit	—	(18)	38	20
Reclassification adjustment to net income (loss), net of tax	—	111	(138)	(27)
Other comprehensive income (loss), net of tax	75	398	(138)	335
Balance at June 30, 2025	$5,180	$666	$688	$6,534
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $15.0 million (6.2 million pounds of aluminum) at June 30, 2026 and $10.0 million (5.2 million pounds of aluminum) at December 31, 2025.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

		June 30, 2026	December 31, 2025
(In thousands)	Balance Sheet Account	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$1,305	$1,392
Asset derivatives: Aluminum futures contracts	Other assets	2	—
Liability derivatives: Aluminum futures contracts	Accrued expenses	(567)	(4)
Aluminum futures contracts	Other non-current liabilities	(79)	(9)
Net asset (liability)		$661	$1,379
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2026 and 2025 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended June 30,
	Aluminum Futures Contracts
(In thousands)	2026	2025
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$1,170	$750
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$2,985	$(13)
	Six Months Ended June 30,
	Aluminum Futures Contracts
	2026	2025
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$1,550	$711
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$2,269	$(31)
As of June 30, 2026, the Company expects $0.6 million of unrealized after-tax gains on aluminum derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and six month periods ended June 30, 2026 and 2025, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
8. INCOME TAXES
Tredegar recorded tax expense (benefit) of $2.8 million on pre-tax income (loss) from continuing operations of $13.9 million in the first six months of 2026. The effective tax rate in the first six months of 2026 was 19.9% and 38.4% in the first six months of 2025. The effective tax rate for the first six months of 2026 varied from the statutory rate of 21% due to research and development tax credits while the effective tax rate for the first six months of 2025 varied from the statutory rate due to a mix of lower pre-tax income and higher nondeductible discrete items as a percentage of pre-tax income.

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

The following tables present segment revenue, segment profit (loss), and significant expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$184,129	$25,635	$209,764
Reconciliation of revenue:
Add back freight			6,472
Sales as shown in the consolidated statements of income (loss)			$216,236
Less:
Variable costs	$146,596	$13,385	$159,981
Manufacturing fixed costs[1]	12,340	3,652	15,992
Selling, general and administrative costs[1]	11,028	2,857	13,885
Other[2]	(345)	(39)	(384)
EBITDA from ongoing operations	$14,510	$5,780	$20,290
Reconciliation of profit (loss):
Depreciation and amortization			5,396
Plant shutdowns, asset impairments, restructurings and other			366
Interest income			18
Interest expense			465
Corporate expenses, net[3]			6,303
Income (loss) from continuing operations before income tax			7,778
Income tax expense (benefit)			1,731
Net income (loss) from continuing operations			6,047
Income (loss) from discontinued operations, net of tax			(30)
Net income (loss)			$6,017
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

	Three Months Ended June 30, 2025
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$148,367	$24,596	$172,963
Reconciliation of revenue:
Add back freight			6,153
Sales as shown in the consolidated statements of income (loss)			$179,116
Less:
Variable costs	$116,059	$11,688	$127,747
Manufacturing fixed costs[1]	11,760	3,243	15,003
Selling, general and administrative costs[1]	10,129	2,867	12,996
Other[2]	1,136	87	1,223
EBITDA from ongoing operations	$9,283	$6,711	$15,994
Reconciliation of profit (loss):
Depreciation and amortization			5,323
Plant shutdowns, asset impairments, restructurings and other			56
Interest income			6
Interest expense			1,785
Corporate expenses, net[3]			6,024
Income (loss) from continuing operations before income tax			2,812
Income tax expense (benefit)			984
Net income (loss) from continuing operations			1,828
Income (loss) from discontinued operations, net of tax			(97)
Net income (loss)			$1,731
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

The following tables present segment revenue, segment profit (loss), and significant expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$343,586	$47,168	$390,754
Reconciliation of revenue:
Add back freight			11,971
Sales as shown in the consolidated statements of income (loss)			$402,725
Less:
Variable costs	$273,929	$23,807	$297,736
Manufacturing fixed costs[1]	24,139	7,123	31,262
Selling, general and administrative costs[1]	19,933	5,450	25,383
Other[2]	(607)	(66)	(673)
EBITDA from ongoing operations	$26,192	$10,854	$37,046
Reconciliation of profit (loss):
Depreciation and amortization			10,644
Plant shutdowns, asset impairments, restructurings and other			588
Interest income			29
Interest expense			824
Corporate expenses, net[3]			11,139
Income (loss) from continuing operations before income tax			13,880
Income tax expense (benefit)			2,763
Net income (loss) from continuing operations			11,117
Income (loss) from discontinued operations, net of tax			561
Net income (loss)			$11,678
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

	Six Months Ended June 30, 2025
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$281,999	$50,134	$332,133
Reconciliation of revenue:
Add back freight			11,720
Sales as shown in the consolidated statements of income (loss)			$343,853
Less:
Variable costs	$219,582	$23,664	$243,246
Manufacturing fixed costs[1]	22,973	6,702	29,675
Selling, general and administrative costs[1]	19,541	5,459	25,000
Other[2]	1,462	76	1,538
EBITDA from ongoing operations	$18,441	$14,233	$32,674
Reconciliation of profit (loss):
Depreciation and amortization			10,799
Plant shutdowns, asset impairments, restructurings and other			1,224
Interest income			11
Interest expense			2,798
Corporate expenses, net[3]			13,804
Income (loss) from continuing operations before income tax			4,060
Income tax expense (benefit)			1,560
Net income (loss) from continuing operations			2,500
Income (loss) from discontinued operations, net of tax			9,332
Net income (loss)			$11,832
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.
The following table presents identifiable assets by segment at June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Aluminum Extrusions	$308,993	$269,802
High Performance Films	54,690	52,998
Subtotal	363,683	322,800
General corporate	32,063	41,843
Cash and cash equivalents	17,179	6,729
Total	$412,925	$371,372
The following table presents depreciation and amortization for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Aluminum Extrusions	$4,199	$4,093	$8,244	$8,319
High Performance Films	1,197	1,230	2,400	2,480
Subtotal	5,396	5,323	10,644	10,799
General corporate	45	49	92	98
Total	$5,441	$5,372	$10,736	$10,897

The following table presents capital expenditures for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Aluminum Extrusions	$3,660	$2,386	$8,349	$4,757
High Performance Films	379	295	831	882
General Corporate	86	—	86	—
Subtotal	$4,125	$2,681	$9,266	$5,639
The following tables disaggregate the Company’s net sales by geographic area and product group for the three and six months ended June 30, 2026 and 2025:

Net Sales by Geographic Area (a)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
United States	$194,180	$158,293	$360,845	$302,648
Exports from the United States to:
Asia	10,082	10,336	17,854	21,172
Latin America	2,670	1,011	4,926	2,590
Canada	2,209	2,997	5,988	5,170
Europe	32	30	81	37
Operations outside the United States:
Asia	591	296	1,060	516
Total	$209,764	$172,963	$390,754	$332,133
(a) Export sales relate mostly to High Performance Films. The geographic area for net sales is determined by the shipping destination.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $8.2 million and $6.3 million in the second quarter of 2026 and 2025, respectively, and $13.7 million and $12.9 million in the first six months of 2026 and 2025, respectively.

Net Sales by Product Group
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Aluminum Extrusions:
Nonresidential building & construction	$91,043	$81,625	$172,231	$149,223
Consumer durables	14,314	12,751	27,636	24,418
Automotive	13,532	11,069	25,124	22,067
Residential building & construction	14,809	10,025	26,749	19,023
Electrical	19,046	12,522	30,026	27,863
Machinery & equipment	25,758	15,998	51,229	31,281
Distribution	5,627	4,377	10,591	8,124
Subtotal	184,129	148,367	343,586	281,999
High Performance Films:
Surface protection films	17,972	16,741	32,171	35,512
Advanced packaging	7,663	7,855	14,997	14,622
Subtotal	25,635	24,596	47,168	50,134
Total	$209,764	$172,963	$390,754	$332,133
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
The following table summarizes the financial results of discontinued operations reflected in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Costs and expenses
Selling, general and administrative	$38	$97	$35	$325
Gain on the sale of divested business	—	—	(565)	(9,657)
Total	38	97	(530)	(9,332)
Income (loss) from discontinued operations before income tax	(38)	(97)	530	9,332
Income tax expense (benefit)[1]	(8)	—	(31)	—
Income (loss) from discontinued operations, net of tax	$(30)	$(97)	$561	$9,332
1. An inconsequential income tax expense (benefit) was recognized during the three and six months ended June 30, 2025, primarily due to foreign tax credits generated from the final Brazilian withholding tax payment made during the periods, which offset the tax liability on the income from discontinued operations.

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
•the risks associated with our cost-reduction and operational-improvement initiatives, including our ability to achieve the expected benefits within the expected timeframe or at all;
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

Critical Accounting Policies and Estimates
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting standards in the United States ("GAAP"). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K") have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. Since December 31, 2025, there have been no changes in these policies or estimates that have had a material impact on our results of operations or financial position.
Business Overview
Tredegar Corporation is an industrial manufacturer with two primary businesses: custom aluminum extrusions for the building & construction (“B&C”), automotive and specialty end-use markets in the United States through its Aluminum Extrusions segment (with exports comprising less than 5% of total sales volume) and surface protection films for high-technology applications in the global electronics industry through its High Performance Films segment. With approximately 1,800 employees, the Company operates manufacturing facilities in the U.S. and China.
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
Second quarter 2026 net income (loss) from continuing operations was $6.0 million ($0.17 per diluted share) compared to $1.8 million ($0.05 per diluted share) in the second quarter of 2025.
Second Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions was $14.5 million in the second quarter of 2026 versus $9.3 million in the second quarter of 2025 and versus $11.7 million in the first quarter of 2026.
•EBITDA from ongoing operations for High Performance Films was $5.8 million in the second quarter of 2026 versus $6.7 million in the second quarter of 2025 and versus $5.1 million in the first quarter of 2026.

Results of Operations
Second Quarter of 2026 Compared with the Second Quarter of 2025 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from the second quarter of 2025 to the second quarter of 2026 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the three months ended June 30, 2025	$1,828
Income tax expense (benefit)	984
Income (loss) from continuing operations before income taxes for the three months ended June 30, 2025	2,812
Change in income (loss) from increases (decreases) in the following items:
Sales	37,120
Other income (expense), net	(1,345)
Total	35,775
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(32,249)
Freight	(319)
Selling, general and administrative	432
Interest expense	1,320
Other	7
Total	(30,809)
Income (loss) from continuing operations before income taxes for the three months ended June 30, 2026	7,778
Income tax expense (benefit)	1,731
Net income (loss) from continuing operations for the three months ended June 30, 2026	$6,047
Sales in the second quarter of 2026 increased by $37.1 million compared with the second quarter of 2025. Net sales (sales less freight) in Aluminum Extrusions increased $35.8 million, primarily due to the pass-through of higher metal costs, partially offset by lower volume. Net sales in High Performance Films increased $1.0 million, primarily due to an increase in sales volume in surface protection films, partially offset by unfavorable mix in surface protection films. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 13.4% in the second quarter of 2026 compared to 13.6% in the second quarter of 2025. The gross profit margin in Aluminum Extrusions remained consistent with the prior period. The gross profit margin in High Performance Films decreased primarily due to a lower advanced packaging contribution margin associated with the pass-through lag associated with higher resin costs.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 9.4% in the second quarter of 2026 compared with 11.6% in the second quarter of 2025. Second quarter sales increased 20.7% while SG&A decreased 2.1% compared to the prior period. Lower SG&A spending was primarily due to lower professional fees associated with business development activities ($1.1 million) and lower stock-based compensation ($0.4 million), partially offset by higher employee compensation ($0.8 million).
Interest expense was $0.5 million in the second quarter of 2026 in comparison to $1.8 million in the second quarter of 2025. The decrease in interest expense was primarily due to the write-off of deferred financing fees related to Amendment No. 5 to the Company's Second Amended and Restated Credit Agreement of $0.8 million during the second quarter of 2025, lower weighted average total debt outstanding and lower interest rates.
The effective tax rate from continuing operations in the second quarter of 2026 was 22.3% compared to 35.0% in the second quarter of 2025. The effective tax rate for the second quarter of 2026 was consistent with the U.S. statutory rate of 21% while the effective tax rate for the second quarter of 2025 varied from the statutory rate due to a mix of lower pre-tax income and higher nondeductible discrete items as a percentage of pre-tax income.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the second quarters of 2026 and 2025 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the table in the Segment Operations Review section below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Three Months Ended June 30,
(In millions)	2026	2025
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$0.2	$0.4
Storm damage to the Newnan, Georgia plant[1]	—	(0.2)
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	0.1	(0.2)
Total for Aluminum Extrusions	$0.3	$—
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$0.1	1.3
Professional fees associated with the transition to the ABL Facility[1]	0.1	0.1
Proceeds on the sale of corporate-owned land[2]	—	(1.4)
Total for Corporate	$0.2	$—
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Other income (expense), net” in the condensed consolidated statements of income.
Average total debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In millions, except percentages)	2026	2025
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$45.5	$61.2
Average interest rate	5.6%	6.7%

First Six Months of 2026 Compared with the First Six Months of 2025 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from the first six months of 2025 to the first six months of 2026 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the six months ended June 30, 2025	$2,500
Income tax expense (benefit)	1,560
Income (loss) from continuing operations before income taxes for the six months ended June 30, 2025	4,060
Change in income (loss) from increases (decreases) in the following items:
Sales	58,872
Other income (expense), net	(1,293)
Total	57,579
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(54,102)
Freight	(251)
Selling, general and administrative	4,676
Interest expense	1,974
Other	(56)
Total	(47,759)
Income (loss) from continuing operations before income taxes for the six months ended June 30, 2026	13,880
Income tax expense (benefit)	2,763
Net income (loss) from continuing operations for the six months ended June 30, 2026	$11,117
Sales in the first six months of 2026 increased by $58.9 million compared with the first six months of 2025. Net sales (sales less freight) in Aluminum Extrusions increased $61.6 million, primarily due to the pass-through of higher metal costs, partially offset by lower volume. Net sales in High Performance Films decreased $3.0 million, primarily due to unfavorable mix in surface protection films. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 13.0% in the first six months of 2026 compared to 13.9% in the first six months of 2025. The gross profit margin in Aluminum Extrusions remained consistent with the prior period. The gross profit margin in High Performance Films decreased due to a lower Surface Protection contribution margin associated with lower volume, unfavorable mix, and the pass-through lag associated with higher resin costs, partially offset by favorable productivity and cost improvements.
As a percentage of sales, SG&A and R&D expenses were 9.2% in the first six months of 2026 compared with 12.1% in the first six months of 2025. Sales increased 17.1% while SG&A decreased 11.3% compared to the prior period. Lower SG&A spending was primarily due to lower professional fees associated with business development activities ($4.1 million) and lower stock-based compensation ($0.7 million).
Interest expense was $0.8 million in the first six months of 2026 in comparison to $2.8 million in the first six months of 2025. The decrease was primarily due to the write-off of deferred financing fees related to Amendment No. 5 to the Second Amended and Restated Credit Agreement of $0.8 million during the first six months of 2025, lower weighted average total debt outstanding and lower interest rates.
The effective tax rate from continuing operations in the first six months of 2026 was 19.9% compared to 38.4% in the first six months of 2025. The effective tax rate for the first six months of 2026 varied from the statutory rate of 21% due to research and development tax credits while the effective tax rate for the first six months of 2025 varied from the statutory rate due to a mix of lower pre-tax income and higher nondeductible discrete items as a percentage of pre-tax income.

Pre-tax gains and losses associated with plant shutdowns, asset impairments, restructurings and other items for the first six months of 2026 and 2025 detailed below are shown in the reconciliation of net sales and EBITDA from ongoing operations by segment in the table in the Segment Operations Review section below and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the condensed consolidated statements of income, unless otherwise noted.

	Six Months Ended June 30,
(In millions)	2026	2025
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP/MES project[1]	$0.5	$0.8
Storm damage to the Newnan, Georgia plant[1]	—	(0.2)
Legal fees associated with the Aluminum Extruders Trade Case and other matters[1]	—	0.1
Aluminum premium charge as a result of unplanned maintenance interruptions[2]	—	0.3
Total for Aluminum Extrusions	$0.5	$1.0
Corporate:
(Gains) losses from sale of assets, investment writedowns and other items:
Professional fees associated with business development activities[1]	$(0.3)	$3.8
Professional fees associated with remediation activities related to internal control over financial reporting[1]	—	0.2
Group annuity contract premium adjustment[3]	—	0.1
Professional fees associated with the transition to the ABL Facility[1]	0.2	0.2
Proceeds on the sale of corporate-owned land[3]	—	(1.5)
Total for Corporate	$(0.1)	$2.8
1. Included in “Selling, general and administrative expenses” in the condensed consolidated statements of income.
2. Included in “Cost of Goods Sold” in the condensed consolidated statements of income.
3. Included in “Other income (expense), net” in the condensed consolidated statements of income.

Average total debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2026	2025
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$40.5	$60.5
Average interest rate	5.6%	7.0%

Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions (also "Bonnell Aluminum") is provided below:

	Three Months Ended		Favorable/	Six Months Ended		Favorable/
(In thousands, except percentages)	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2026	2025	% Change	2026	2025	% Change
Sales volume (lbs)	38,318	40,690	(5.8)%	73,481	78,608	(6.5)%
Net sales	$184,129	$148,367	24.1%	$343,586	$281,999	21.8%
Variable costs	146,596	116,059	(26.3)%	273,929	219,582	(24.8)%
Manufacturing fixed costs[1]	12,340	11,760	(4.9)%	24,139	22,973	(5.1)%
Selling, general and administrative costs[1]	11,028	10,129	(8.9)%	19,933	19,541	(2.0)%
Other[2]	(345)	1,136	NM*	(607)	1,462	NM*
EBITDA from ongoing operations	$14,510	$9,283	56.3%	$26,192	$18,441	42.0%
Depreciation & amortization	(4,199)	(4,093)	(2.6)%	(8,244)	(8,319)	0.9%
EBIT from ongoing operations[3]	$10,311	$5,190	98.7%	$17,948	$10,122	77.3%
Capital expenditures	$3,660	$2,386		$8,349	$4,757
1. Excludes related depreciation and amortization
2. Includes segment allocated employee-related benefit expense (income).
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. *Not meaningful (“NM”)

The following table presents the sales volume by end use market for the three and six months ended June 30, 2026 and 2025, and the three months ended March 31, 2026.

	Three Months Ended		Favorable/	Three Months Ended	Favorable/	Six Months Ended		Favorable/
(In millions of lbs)	June 30,		(Unfavorable)	March 31,	(Unfavorable)	June 30,		(Unfavorable)
	2026	2025	% Change	2026	% Change	2026	2025	% Change
Sales volume by end-use market:
Non-residential B&C	18.9	22.5	(16.0)%	18.1	4.4%	37.0	41.7	(11.3)%
Residential B&C	2.6	2.3	13.0%	2.2	18.2%	4.8	4.3	11.6%
Automotive	2.7	3.2	(15.6)%	2.5	8.0%	5.2	6.3	(17.5)%
Specialty products	14.1	12.7	11.0%	12.4	13.7%	26.5	26.3	0.8%
Total	38.3	40.7	(5.8)%	35.2	8.8%	73.5	78.6	(6.5)%
Second Quarter 2026 Results vs. Second Quarter 2025 Results
Net sales in the second quarter of 2026 increased 24.1% versus the second quarter of 2025 primarily due to the pass-through of higher metal costs, partially offset by lower volume. Sales volume in the second quarter of 2026 decreased 5.8% versus the second quarter of 2025 and increased 8.8% versus the first quarter of 2026. Bonnell Aluminum experienced a 16% decline in nonresidential building and construction volume, driven by higher costs, including significantly higher metal costs, and ongoing economic uncertainty. Nonresidential building and construction volume represented approximately 48% of total volume and remains Bonnell Aluminum’s most significant end-use market. Within the specialty market, consumer durables volume, representing 8% of total volume, decreased 18% due to consumer cautionary spending on discretionary purchases. Also within the specialty market, TSLOTSTM shipments, representing approximately 11% of total volume, increased 45%, supported by increased demand for data‑containment and data‑center infrastructure. Automotive and transportation volume declined 16%, reflecting continued cost pressures on manufacturers and lower sales compared with the prior year period, which benefited from tariff-related pull-forward demand in the second quarter of 2025. Automotive and transportation represents approximately 7% of total volume.
Net new orders in the second quarter of 2026 increased slightly to an average of 3.2 million pounds per week versus an average of 3.1 million pounds per week in the second quarter of 2025, supported by increased activity in TSLOTSTM for modular aluminum framing systems and renewable energy applications. Open orders at the end of the second quarter of 2026 were 23 million pounds versus 25 million pounds at the end of the second quarter of 2025 and 19 million pounds at the end of the first quarter of 2026. This level of open orders falls within the normalized level that is typically associated with stable demand patterns and healthy market dynamics.
Market conditions remain impacted by U.S. trade policy. Following the increase in Section 232 aluminum tariffs to 50% in June 2025, Bonnell Aluminum experienced a decline in new orders of approximately 20%. Changes to the tariff structure announced in April 2026, which include measures intended to close the loophole that allowed undervalued aluminum extrusions to enter the U.S., appear to be contributing to a more balanced competitive environment.
Tariffs and duties continue to be passed through to customers under the Company’s metal‑cost adjustment mechanism. The Company implemented additional price increases in the first quarter of 2026 and the third quarter of 2025 to offset tariff‑related costs not covered by that mechanism.

EBITDA from ongoing operations in the second quarter of 2026 increased $5.2 million versus the second quarter of 2025, primarily due to:
•A $5.2 million increase in contribution margin (net sales less variable costs) associated with:
◦Lower volume ($1.9 million), higher labor rates ($2.0 million), unfavorable labor productivity primarily due to more labor intensive requirements for higher-value products ($1.0 million), higher maintenance, supply and die expense, partially associated with tariff impact ($0.8 million), and higher freight expense ($0.8 million), partially offset by pricing increases ($0.6 million) and favorable manufacturing costs primarily associated with casting capabilities due to scrap spreads, reflecting a wider cost differential between primary aluminum and recycled scrap input, and higher scrap utilization ($5.1 million favorable in the second quarter of 2026 versus $0.7 million unfavorable in the second quarter of 2025).
◦The timing of the flow-through under the first-in, first-out ("FIFO") method of aluminum raw materials costs, which were previously acquired in a quickly changing commodity pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a benefit of $4.9 million in the second quarter of 2026 versus a charge of $0.7 million in the second quarter of 2025.
•Higher fixed costs primarily associated with wage and benefits increases ($0.5 million).
•Higher SG&A expenses primarily associated with incentive compensation expense ($0.9 million).
•Lower other expense for lower employee-related medical costs associated with medical claims ($1.5 million).
The Company expects the benefit associated with FIFO inventory positions and metal price trends to be substantially neutralized during the third quarter.
First Six Months of 2026 Results vs. First Six Months of 2025 Results
Net sales in the first six months of 2026 increased 21.8% versus the first six months of 2025 primarily due to the pass-through of higher metal costs, partially offset by lower sales volume. Sales volume in the first six months of 2026 decreased 6.5% versus the first six months of 2025.
EBITDA from ongoing operations in the first six months of 2026 increased $7.8 million in comparison to the first six months of 2025 primarily due to:
•A $7.2 million increase in contribution margin associated with:
◦Favorable mix ($5.5 million) and favorable manufacturing costs primarily associated with casting capabilities due to scrap spreads, reflecting a wider cost differential between primary aluminum and recycled scrap input, and higher scrap utilization ($7.0 million favorable in the first six months of 2026 versus $0.9 million unfavorable in the first six months of 2025), partially offset by lower volume ($4.1 million), higher labor rates ($3.7 million), decreased labor productivity primarily due to more labor intensive requirements for higher-value products ($0.7 million), higher maintenance expense, primarily associated with downed equipment in the first quarter of 2026 and tariff impacts ($1.1 million), higher die expense, including tariff impact ($1.3 million), higher freight ($1.2 million), and higher utilities ($0.5 million).
◦The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired in a quickly changing commodity pricing environment and passed through to customers, resulted in a benefit of $7.8 million in the first six months of 2026 versus a benefit of $1.0 million in the first six months of 2025.
•Higher fixed costs primarily associated with wage and benefits-related expense increases ($1.1 million).
•Higher SG&A expenses primarily associated with higher incentive compensation, partially offset by lower routine environmental compliance expense ($0.4 million).

•Lower other expense for lower employee-related medical costs associated with medical claims ($2.1 million).
Conflict-driven disruptions in the Strait of Hormuz beginning in March 2026 have constrained shipments and raised costs, contributing to historically low U.S. inventory levels. In response to ongoing geopolitical tensions in the Middle East and resulting contraction of the global aluminum market, we have proactively diversified Bonnell Aluminum’s supply chain portfolio to support long-term stability. Through the remainder of 2026, we have successfully secured nearly all of Bonnell Aluminum’s aluminum supply requirements and are proactively reviewing Bonnell Aluminum’s 2027 supply needs and sources to minimize exposure to the Middle East. Simultaneously, we are optimizing billet casting operations at our Carthage, TN, and Newnan, GA facilities to overcome localized production constraints. These strategic shifts in our supply chain and internal capabilities continue to strengthen our operational resilience, positioning Bonnell Aluminum to meet customer demand.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $20 million in 2026, including $4 million for productivity projects and $16 million for capital expenditures required to support continuity of operations. Depreciation expense is projected to be $14 million in 2026. Amortization expense is projected to be $2 million in 2026. The Company anticipates capital spending for Bonnell Aluminum to increase from the levels of the past two years and return to a pattern more closely aligned with depreciation and amortization, consistent with long-term historical patterns. This approach supports ongoing maintenance and efficiency initiatives while maintaining disciplined capital allocation.
High Performance Films
A summary of results for High Performance Films is provided below:

	Three Months Ended		Favorable/	Six Months Ended		Favorable/
(In thousands, except percentages)	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2026	2025	% Change	2026	2025	% Change
Sales volume (lbs)	9,724	9,798	(0.8)%	18,695	19,437	(3.8)%
Net sales	$25,635	$24,596	4.2%	$47,168	$50,134	(5.9)%
Variable costs	13,385	11,688	(14.5)%	23,807	23,664	(0.6)%
Manufacturing fixed costs[1]	3,652	3,243	(12.6)%	7,123	6,702	(6.3)%
Selling, general and administrative costs[1]	2,857	2,867	0.3%	5,450	5,459	0.2%
Other[2]	(39)	87	NM*	(66)	76	NM*
EBITDA from ongoing operations	$5,780	$6,711	(13.9)%	$10,854	$14,233	(23.7)%
Depreciation & amortization	(1,197)	(1,230)	2.7%	(2,400)	(2,480)	3.2%
EBIT from ongoing operations[3]	$4,583	$5,481	(16.4)%	$8,454	$11,753	(28.1)%
Capital expenditures	$379	$295		$831	$882
1. Excludes related depreciation and amortization
2. Includes segment allocated employee-related benefit expense (income).
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. *Not meaningful (“NM”)

Second Quarter 2026 Results vs. Second Quarter 2025 Results
Net sales in the second quarter of 2026 increased 4.2% versus the second quarter of 2025 due to an increase in sales volume for surface protection films, partially offset by unfavorable mix in surface protection films. Surface Protection sales volume increased 17.8% in the second quarter of 2026 versus the second quarter of 2025. Volume for advanced packaging films, which are predominantly manufactured and sold in the U.S. and used in consumer staple items, decreased 17.8% in the second quarter of 2026 versus the second quarter of 2025.
EBITDA from ongoing operations in the second quarter of 2026 decreased $0.9 million versus the second quarter of 2025, primarily due to:
•A decrease in contribution margin of $0.7 million resulting from:
◦A $0.1 million increase from Surface Protection primarily due to favorable productivity and cost improvements ($0.8 million), partially offset by unfavorable mix ($0.2 million) and the pass-through lag associated with higher resin costs (a charge of $0.5 million in the second quarter of 2026 versus no charge or benefit in the second quarter of 2025).
◦A $0.8 million decrease from advanced packaging films primarily due to the pass-through lag associated with higher resin costs (a charge of $0.7 million in the second quarter of 2026 versus no charge or benefit in the second quarter of 2025).
•Higher fixed costs associated with employee-related compensation ($0.4 million).
•Lower SG&A expense associated with lower employee-related compensation ($0.3 million).
•A foreign currency transaction loss of $0.3 million in the second quarter of 2026 versus no gain or loss in the second quarter of 2025.
There have been significant cyclical swings in the sales volume and EBITDA from ongoing operations for High Performance Films since the beginning of 2022, largely due to the unprecedented downturn in the display industry during the second half of 2022 and first half of 2023. EBITDA from ongoing operations for the past 4.5 years has averaged approximately $5.0 million per quarter.
First Six Months of 2026 Results vs. First Six Months of 2025 Results
Net sales in the first six months of 2026 decreased 5.9% compared to the first six months of 2025 primarily due to unfavorable mix in surface protection films. Surface Protection sales volume decreased 0.8% in the first six months of 2026 versus the first six months of 2025. Sales volume for surface protection films declined in the first six months of 2026 versus the first six months of 2025 as expected due to a significant customer’s inventory correction and scheduled maintenance activity for another customer in the first six months of 2026. Volume for advanced packaging films decreased 6.9% in the first six months of 2026 versus the first six months of 2025 primarily due to lower margin product. The top four customers comprised 85% and 86% of the net sales for High Performance Films for the first six months of 2026 and first six months of 2025, respectively.
EBITDA from ongoing operations in the first six months of 2026 decreased $3.4 million versus the first six months of 2025, primarily due to:
•A decrease in contribution margin of $3.1 million resulting from:
◦A $2.7 million decrease from Surface Protection associated with lower volume and unfavorable mix ($3.4 million) and the pass-through lag associated with higher resin costs (a charge of $0.6 million in the first six months of 2026 versus a charge of $0.1 million in the first six months of 2025), partially offset by favorable productivity and cost improvements ($1.3 million).
◦A $0.4 million decrease from advanced packaging films primarily due to lower volume ($0.3 million), unfavorable productivity ($0.5 million) and the pass-through lag associated with higher resin costs (a charge of $0.8 million in the first six months of 2026 versus a charge of $0.1 million in the first six months of 2025), partially offset by favorable mix ($1.1 million).
•Higher fixed costs primarily associated with employee-related compensation ($0.4 million).
•Lower SG&A expense associated with lower employee-related compensation ($0.6 million).
•A foreign currency transaction loss of $0.6 million in the first six months of 2026 versus no gain or loss in the first six months of 2025.
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
Corporate Expenses
Corporate expenses, net in the first six months of 2026 decreased $2.7 million compared to the first six months of 2025 due to lower professional fees associated with business development activities ($4.1 million), partially offset by a gain on the sale of corporate-owned land in 2025 ($1.5 million). The Company does not expect significant expenses from business development activities in 2026.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.

Reconciliation of Net Sales and EBITDA from Ongoing Operations by Segment
A reconciliation of segment financial information to consolidated results for the Company for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Sales
Aluminum Extrusions	$184,129	$148,367	$343,586	$281,999
High Performance Films	25,635	24,596	47,168	50,134
Total net sales	209,764	172,963	390,754	332,133
Add back freight	6,472	6,153	11,971	11,720
Sales as shown in the condensed consolidated statements of income (loss)	$216,236	$179,116	$402,725	$343,853

EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$14,510	$9,283	$26,192	$18,441
Depreciation & amortization	(4,199)	(4,093)	(8,244)	(8,319)
EBIT	10,311	5,190	17,948	10,122
Plant shutdowns, asset impairments, restructurings and other	(366)	(57)	(588)	(1,225)
High Performance Films:
Ongoing operations:
EBITDA	$5,780	$6,711	$10,854	$14,233
Depreciation & amortization	(1,197)	(1,230)	(2,400)	(2,480)
EBIT	4,583	5,481	8,454	11,753
Plant shutdowns, asset impairments, restructurings and other	—	1	—	1
Total	14,528	10,615	25,814	20,651
Interest income	18	6	29	11
Interest expense	465	1,785	824	2,798
Corporate expenses, net	6,303	6,024	11,139	13,804
Income (loss) from continuing operations before income taxes	7,778	2,812	13,880	4,060
Income tax expense (benefit)	1,731	984	2,763	1,560
Net income (loss) from continuing operations	6,047	1,828	11,117	2,500
Income (loss) from discontinued operations, net of tax	(30)	(97)	561	9,332
Net income (loss)	$6,017	$1,731	$11,678	$11,832
Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2025 to June 30, 2026 are summarized below.

•Accounts and other receivables increased $15.6 million (19.1%).
◦Accounts and other receivables in Aluminum Extrusions increased $13.8 million primarily due to the pass-through of higher metal costs. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 44.9 days for the 12 months ended June 30, 2026 and 44.8 days for the 12 months ended December 31, 2025.
◦Accounts and other receivables in High Performance Films increased $1.8 million primarily due to higher sales volume. DSO was approximately 26.0 days for the 12 months ended June 30, 2026 and 25.4 days for the 12 months ended December 31, 2025.
•Inventories increased $23.1 million (35.6%).
◦Inventories in Aluminum Extrusions increased $21.7 million primarily due to increased raw material levels from seasonally low levels at the end of last year, higher metal costs and raw material stocking as a result of the geopolitical uncertainty impacting aluminum-related supply chains. DIO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 51.1 days for the 12 months ended June 30, 2026 and 48.8 days for the 12 months ended December 31, 2025.
◦Inventories in High Performance Films increased $1.4 million primarily due to higher raw material levels and higher resin costs. DIO was approximately 56.7 days for the 12 months ended June 30, 2026 and 54.6 days for the 12 months ended December 31, 2025.
•Net property, plant and equipment increased $2.1 million primarily due to capital expenditures of $11.8 million and favorable foreign exchange of $0.2 million, partially offset by depreciation expense of $9.9 million.
•Identifiable intangible assets, net decreased $0.9 million (15.8%) due to amortization expense.
•Accounts payable increased $18.7 million (24.7%).
◦Accounts payable in Aluminum Extrusions increased $15.5 million primarily due to increased raw material levels from seasonally low levels at the end of last year, higher metal costs and raw material levels. DPO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of accounts payable balances) was approximately 46.6 days for both the 12 months ended June 30, 2026 and the 12 months ended December 31, 2025.
◦Accounts payable in High Performance Films increased $4.0 million primarily due to the timing of vendor payments and increased raw material purchases. DPO was approximately 40.6 days for both the 12 months ended June 30, 2026 and the 12 months ended December 31, 2025.
Net cash provided by operating activities was $7.7 million in the first six months of 2026 compared to net cash used in operating activities of $2.9 million in the first six months of 2025. The change primarily reflects more favorable working capital movements in the first six months of 2026 compared to the first six months of 2025.
Net cash used in investing activities was $8.7 million in the first six months of 2026 compared to net cash provided by investing activities of $6.1 million the first six months of 2025. The change is primarily due to decreased post-closing settlement proceeds associated with the sale of Terphane ($9.3 million) and a gain on the sale corporate-owned land ($1.5 million), partially offset by higher capital expenditures ($3.6 million).
Net cash provided by financing activities of $10.9 million in the first six months of 2026 compared to net cash used in financing activities of $0.6 million in the first six months of 2025. The change is primarily due to higher debt borrowings, net of principal payments ($10.2 million) under the ABL Facility (as defined below) in the first six months of 2026, partially offset by deferred financing fees paid associated with Amendment No. 5 (defined below) to the ABL Facility during the first six months of 2025.
At June 30, 2026, the Company had cash and cash equivalents of $17.2 million, including cash and cash equivalents held in locations outside the U.S. of $3.4 million.

Debt and Credit Agreements
ABL Facility
The Second Amended and Restated Credit Agreement (as amended, the "ABL Facility") provides the Company with a $125 million senior secured asset-based revolving credit facility. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, and owned machinery and equipment. The maturity date of the ABL Facility is May 6, 2030. As of June 30, 2026, funds available to borrow under the ABL Facility was $76 million, or 60.8% of the aggregate commitment of $125 million. During 2025, the Company's letters of credit were reduced from approximately $12 million to $3 million, which directly increased the Company's borrowing availability.
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
The computation of Credit EBITDA and fixed charge coverage ratio, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended June 30, 2026 *
Computations of Credit EBITDA for the twelve months ended June 30, 2026 (in thousands):
Net income (loss)	$33,323
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	7,787
Interest expense	2,029
Depreciation and amortization expense for continuing operations	21,569
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $3,884)	4,735
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 3 “ABL Transition”)	266
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 5)	—
Minus:
After-tax income related to discontinued operations	(620)
Total income tax benefits for continuing operations	—
Interest income	(54)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(6,265)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Credit EBITDA	$62,770
Fixed charge coverage ratio**:
Credit EBITDA	$62,770
Unfinanced capital expenditures	$20,869
Fixed charges	$3,929
Fixed charge coverage ratio	10.66
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.
** Fixed Charge Coverage Ratio is computed as the ratio of (a) Credit EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges.

High Performance Films Guangzhou Loan
In October 2025, High Performance Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 3.5 million Chinese Yuan, which is equivalent to $0.5 million as of December 31, 2025, unsecured revolving loan with the Industrial and Commercial Bank of China. The loan was to mature on October 20, 2026. The interest rate was the one-year loan prime rate published by the National Interbank Funding Center for the working day immediately preceding the drawdown date, minus 0.55%. As of October 20, 2025, the National Interbank Funding Center rate was 3.00%. The financial covenants required that the total amount of Guangzhou Tredegar’s current liabilities could not exceed 50% of the total amount of current assets and the short-term financing amount could not exceed 50% of Guangzhou

Tredegar’s total sales over the last 12 months. During the second quarter of 2026, Guangzhou Tredegar fully repaid all outstanding borrowings under the unsecured revolving loan. As of December 31, 2025, this loan was presented as current debt on the consolidated balance sheets.
For more information on the ABL Facility and the High Performance Films Guangzhou Loan, see Note 7 in the Company's 2025 Form 10-K.
As of June 30, 2026, the Company was in compliance with all debt covenants.
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

Source: Quarterly averages computed by Tredegar using monthly data provided by Chemical Market Analytics (CMA). In January 2023, the reporting service implemented a non-market adjustment of $0.41 per pound based on its estimate of discounts in the prior period. In January 2026, an additional non-market adjustment of $0.30 per pound was implemented based on estimated discounts in the prior period. These adjustments reflect changes in pricing methodology rather than underlying market movements and affect comparability between reporting periods. Had the January 2026 adjustment been reflected in fourth quarter 2025, the reported average fourth quarter 2025 price would have been approximately $0.54 per pound.

The price of plastic resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. Selling prices to customers are set considering numerous factors, including input costs, conversion costs and market forces. For a majority of its customers, High Performance Films has index-based pass-through pricing mechanisms for major raw material price fluctuations. However, the quarterly average change in resin prices is not passed through for a period of 90 days. Pricing on the remainder of the business is based upon manufacturing costs and supply/demand dynamics within the markets that the Company competes.
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
High Performance Films is generally able to match the currency of its sales and costs for its product lines. Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for High Performance Films had an unfavorable impact to EBITDA from ongoing operations of $0.3 million and $0.6 million for the second quarter of 2026 and the first six months of 2026 compared to the same periods of 2025, respectively.

Trends for the Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.
Based on this evaluation of our disclosure controls and procedures as of June 30, 2026, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

10.1*	Executive Separation Agreement, dated May 4, 2026, by and between Tredegar Corporation and Dr. Arijit (Bapi) DasGupta.
10.2*	Executive Separation Agreement, dated May 4, 2026, by and between Tredegar Corporation and Frasier W. Brickhouse II.
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

Tredegar Corporation
(Registrant)

Date:	August 7, 2026	/s/ Arijit (Bapi) DasGupta
Arijit (Bapi) DasGupta
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2026	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 7, 2026	/s/ Paul Goldschmiedt
Paul Goldschmiedt
Corporate Controller
(Principal Accounting Officer)