Form 10-Q
period 2026-09-30
TREDEGAR CORP
filed 2026-11-06
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of October 30, 2026: 34,818,961

Tredegar Corporation

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Tredegar Corporation
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$16,322	$6,729
Accounts and other receivables, net	96,853	81,811
Income taxes recoverable	—	47
Inventories	78,016	64,962
Prepaid expenses and other	8,821	15,525
Total current assets	200,012	169,074
Property, plant and equipment, at cost	523,480	509,430
Less: accumulated depreciation	(390,961)	(376,455)
Net property, plant and equipment	132,519	132,975
Right-of-use leased assets	14,033	12,764
Identifiable intangible assets, net	4,249	5,568
Goodwill	22,446	22,446
Deferred income taxes	25,657	26,277
Other assets	1,728	2,268
Total assets	$400,644	$371,372
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$85,746	$75,754
Accrued expenses	21,089	25,411
Lease liability, short-term	2,602	2,263
Short-term debt	—	498
Income taxes payable	181	455
Total current liabilities	109,618	104,381
Lease liability, long-term	11,602	10,960
ABL revolving facility	49,000	34,550
Pension and other postretirement benefit obligations, net	1,265	1,196
Other non-current liabilities	3,745	3,731
Total liabilities	175,230	154,818
Shareholders’ equity:
Common stock, no par value (authorized shares 150,000,000, issued and outstanding 34,800,024 shares at September 30, 2026 and 34,737,534 shares at December 31, 2025)	65,709	65,477
Common stock held in trust for savings restoration plan (118,542 shares at September 30, 2026 and December 31, 2025)	(2,233)	(2,233)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	6,481	5,566
Gain (loss) on derivative financial instruments	(18)	1,071
Pension and other postretirement benefit adjustments	(270)	(215)
Retained earnings	155,745	146,888
Total shareholders’ equity	225,414	216,554
Total liabilities and shareholders’ equity	$400,644	$371,372
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues and other items:
Sales	$207,174	$194,942	$609,899	$538,796
Other income (expense), net	21	4	103	1,381
	207,195	194,946	610,002	540,177
Costs and expenses:
Cost of goods sold	186,216	157,209	524,496	441,387
Freight	6,128	6,589	18,099	18,309
Selling, general and administrative	16,289	20,225	52,829	61,443
Research and development	323	147	678	504
Amortization of identifiable intangibles	440	440	1,319	1,319
Pension and postretirement benefits	25	27	88	30
Interest expense	526	768	1,350	3,566
Asset impairments and costs associated with exit and disposal activities, net of adjustments	737	418	752	435
Total	210,684	185,823	599,611	526,993
Income (loss) from continuing operations before income taxes	(3,489)	9,123	10,391	13,184
Income tax expense (benefit)	(663)	2,014	2,100	3,575
Net income (loss) from continuing operations	(2,826)	7,109	8,291	9,609
Income (loss) from discontinued operations, net of tax	5	(35)	566	9,297
Net income (loss)	$(2,821)	$7,074	$8,857	$18,906

Earnings (loss) per share:
Basic:
Continuing operations	$(0.08)	$0.20	$0.24	$0.28
Discontinued operations	—	—	0.02	0.27
Basic earnings (loss) per share	$(0.08)	$0.20	$0.26	$0.55
Diluted:
Continuing operations	$(0.08)	$0.20	$0.24	$0.28
Discontinued operations	—	—	0.02	0.27
Diluted earnings (loss) per share	$(0.08)	$0.20	$0.26	$0.55

Shares used to compute earnings (loss) per share:
Basic	34,721	34,773	34,754	34,721
Diluted	34,721	34,773	34,754	34,721
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Net income (loss)	$(2,821)	$7,074
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2026 and 2025)	240	154
Derivative financial instruments adjustment (net of tax benefit of $152 in 2026 and net of tax expense of $48 in 2025)	(531)	168
Amortization of prior service costs and net gains or losses (net of tax expense of $1 in 2026 and net of tax benefit of $14 in 2025)	6	(49)
Other comprehensive income (loss)	(285)	273
Comprehensive income (loss)	$(3,106)	$7,347

	Nine Months Ended September 30,
	2026	2025
Net income (loss)	$8,857	$18,906
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment ($0 tax in 2026 and 2025)	915	229
Derivative financial instruments adjustment (net of tax benefit of $313 in 2026 and net of tax expense of $151 in 2025)	(1,089)	566
Amortization of prior service costs and net gains or losses (net of tax benefit of $15 in 2026 and net of tax benefit of $52 in 2025)	(55)	(187)
Other comprehensive income (loss)	(229)	608
Comprehensive income (loss)	$8,628	$19,514

See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$8,857	$18,906
Adjustments for noncash items:
Depreciation	14,731	15,041
Amortization of identifiable intangibles	1,319	1,319
Reduction of right-of-use leased assets	1,661	1,584
Deferred income taxes	952	2,873
Accrued pension and post-retirement benefits	88	134
Stock-based compensation expense	95	1,759
Production equipment asset disposal	517	—
Gain on the sale of assets	—	(1,497)
Gain on the sale of divested business	(565)	(9,657)
Changes in assets and liabilities:
Accounts and other receivables	(15,039)	(23,113)
Inventories	(13,030)	(10,615)
Income taxes recoverable/payable	(227)	(111)
Prepaid expenses and other	5,341	5,909
Accounts payable and accrued expenses	5,034	14,407
Lease liability	(1,948)	(1,800)
Pension and postretirement benefit plan contributions	(90)	(430)
Other, net	553	2,559
Net cash provided by (used in) operating activities	8,249	17,268
Cash flows from investing activities:
Capital expenditures	(13,892)	(9,246)
Proceeds from the sale of Terphane	565	9,835
Proceeds from the sale of assets	—	1,904
Net cash (used in) provided by investing activities	(13,327)	2,493
Cash flows from financing activities:
Borrowings	158,900	103,747
Debt principal payments	(144,962)	(116,173)
Debt financing costs	—	(1,272)
Net cash provided by (used in) financing activities	13,938	(13,698)
Effect of exchange rate changes on cash	733	166
Increase (decrease) in cash and cash equivalents	9,593	6,229
Cash and cash equivalents at beginning of period	6,729	7,062
Cash and cash equivalents at end of period	$16,322	$13,291
See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2026:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance July 1, 2026	$65,755	$158,566	$(2,233)	$6,478	$228,566
Net income (loss)	—	(2,821)	—	—	(2,821)
Foreign currency translation adjustment	—	—	—	240	240
Derivative financial instruments adjustment	—	—	—	(531)	(531)
Amortization of prior service costs and net gains or losses	—	—	—	6	6
Stock-based compensation expense	(33)	—	—	—	(33)
Repurchase of employee common stock for tax withholdings	(13)	—	—	—	(13)
Balance September 30, 2026	$65,709	$155,745	$(2,233)	$6,193	$225,414

The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2026:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2026	$65,477	$146,888	$(2,233)	$6,422	$216,554
Net income (loss)	—	8,857	—	—	8,857
Foreign currency translation adjustment	—	—	—	915	915
Derivative financial instruments adjustment	—	—	—	(1,089)	(1,089)
Amortization of prior service costs and net gains or losses	—	—	—	(55)	(55)
Stock-based compensation expense	1,060	—	—	—	1,060
Repurchase of employee common stock for tax withholdings	(828)	—	—	—	(828)
Balance at September 30, 2026	$65,709	$155,745	$(2,233)	$6,193	$225,414

See accompanying notes to the condensed consolidated financial statements.

Tredegar Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at July 1, 2025	$64,561	$125,244	$(2,233)	$6,534	$194,106
Net income (loss)	—	7,074	—	—	7,074
Foreign currency translation adjustment	—	—	—	154	154
Derivative financial instruments adjustment	—	—	—	168	168
Amortization of prior service costs and net gains or losses	—	—	—	(49)	(49)
Stock-based compensation expense	738	—	—	—	738
Balance at September 30, 2025	$65,299	$132,318	$(2,233)	$6,807	$202,191
The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2025:

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2025	$63,590	$113,412	$(2,233)	$6,199	$180,968
Net income (loss)	—	18,906	—	—	18,906
Foreign currency translation adjustment	—	—	—	229	229
Derivative financial instruments adjustment	—	—	—	566	566
Amortization of prior service costs and net gains or losses	—	—	—	(187)	(187)
Stock-based compensation expense	2,298	—	—	—	2,298
Repurchase of employee common stock for tax withholdings	(589)	—	—	—	(589)
Balance at September 30, 2025	$65,299	$132,318	$(2,233)	$6,807	$202,191
See accompanying notes to the condensed consolidated financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Tredegar Corporation is engaged, through its subsidiaries, in the manufacture of aluminum extrusions and polyethylene and polypropylene plastic films. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments necessary to state fairly, in all material respects, Tredegar’s condensed consolidated financial position as of September 30, 2026, the condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025, and the condensed consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the condensed consolidated financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2026 and 2025 for this segment references 13-week periods ended September 27, 2026 and September 28, 2025, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results. The Company may fund or receive cash from the Aluminum Extrusions segment based on Aluminum Extrusions' cash flows from operations during the intervening period from Aluminum Extrusions' fiscal quarter end and the Company’s fiscal quarter end. As a result, the Company’s prepaid and other current assets increased by $5.7 million as of December 31, 2025 since the Company made payments to the Aluminum Extrusions segment to fund its payroll during the intervening period between December 28, 2025 and December 31, 2025. There was no intercompany funding with Aluminum Extrusions between September 27, 2026 and September 30, 2026.
The condensed consolidated financial statements as of December 31, 2025 included herein were derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) but do not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2025 Form 10-K.
The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.
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
Accounting standards not yet adopted
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06 to amend various paragraphs in the Accounting Standards Codification ("ASC") to primarily reflect the issuance of U.S. Securities and Exchange Commission ("SEC") Release No. 33-10532. ASU 2023-06 will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is not permitted. The Company does not expect a material impact from the adoption of this standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03 to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU will require the Company to disclose specified information about certain costs and expenses in the notes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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
2. ACCOUNTS AND OTHER RECEIVABLES
As of September 30, 2026 and December 31, 2025, accounts and other receivables, net include the following:

(In thousands)	September 30, 2026	December 31, 2025
Customer receivables	$93,796	$80,027
Other receivables	3,354	2,095
Total accounts and other receivables	97,150	82,122
Less: Allowance for credit losses	(297)	(311)
Total accounts and other receivables, net	$96,853	$81,811
3. INVENTORIES
The components of inventories are as follows:

(In thousands)	September 30, 2026	December 31, 2025
Finished goods	$15,793	$17,578
Work-in-process	7,115	3,574
Raw materials	30,661	20,365
Stores, supplies and other	24,447	23,445
Total	$78,016	$64,962
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
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. Pension expense recognized for this plan was immaterial in the three and nine months ended September 30, 2026 and 2025.
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

The components of net periodic benefit cost for the pension and Other Post-Retirement Benefits reflected in the condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Service cost	$—	$—	$—	$3
Interest cost	18	19	—	68
Amortization of prior service costs, (gains) losses and net transition asset	7	5	—	(68)
Net periodic benefit cost	$25	$24	$—	$3

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Service cost	$—	$—	$—	$7
Interest cost	158	58	—	204
Amortization of prior service costs, (gains) losses and net transition asset	(70)	15	—	(254)
Net periodic benefit cost	$88	$73	$—	$(43)
Pension and other postretirement liabilities were $1.4 million at both September 30, 2026 and December 31, 2025 ($0.2 million included in “Accrued expenses” at September 30, 2026 and December 31, 2025 with the remainder included in “Pension and other postretirement benefit obligations, net” in the condensed consolidated balance sheets).
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Weighted average shares outstanding used to compute basic earnings per share	34,721	34,773	34,754	34,721
Incremental dilutive shares attributable to stock options	—	—	—	—
Shares used to compute diluted earnings per share	34,721	34,773	34,754	34,721
Incremental shares attributable to stock options are computed under the treasury stock method using the average market price during the related period. If the Company had reported net income from continuing operations for the three months ended September 30, 2026, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock would have been 1,072,073. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,101,636 for the nine months ended September 30, 2026. Average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options were 1,205,105 and 1,258,787 for the three and nine months ended September 30, 2025, respectively.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2026.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2026	$6,241	$513	$(276)	$6,478
Other comprehensive income (loss)	240	126	—	366
Income tax (expense) benefit	—	(28)	—	(28)
Other comprehensive income (loss), net of tax	240	98	—	338
Reclassification adjustment to net income (loss)	—	(810)	7	(803)
Income tax (expense) benefit	—	181	(1)	180
Reclassification adjustment to net income (loss), net of tax	—	(629)	6	(623)
Other comprehensive income (loss), net of tax	240	(531)	6	(285)
Balance at September 30, 2026	$6,481	$(18)	$(270)	$6,193
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2026.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2026	$5,566	$1,071	$(215)	$6,422
Other comprehensive income (loss)	915	1,677	—	2,592
Income tax (expense) benefit	—	(375)	—	(375)
Other comprehensive income (loss), net of tax	915	1,302	—	2,217
Reclassification adjustment to net income (loss)	—	(3,079)	(70)	(3,149)
Income tax (expense) benefit	—	688	15	703
Reclassification adjustment to net income (loss), net of tax	—	(2,391)	(55)	(2,446)
Other comprehensive income (loss), net of tax	915	(1,089)	(55)	(229)
Balance at September 30, 2026	$6,481	$(18)	$(270)	$6,193

The changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2025	$5,180	$666	$688	$6,534
Other comprehensive income (loss)	154	829	—	983
Income tax (expense) benefit	—	(185)	—	(185)
Other comprehensive income (loss), net of tax	154	644	—	798
Reclassification adjustment to net income (loss)	—	(613)	(63)	(676)
Income tax (expense) benefit	—	137	14	151
Reclassification adjustment to net income (loss), net of tax	—	(476)	(49)	(525)
Other comprehensive income (loss), net of tax	154	168	(49)	273
Balance at September 30, 2025	$5,334	$834	$639	$6,807
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2025.

(In thousands)	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Postretirement Benefit Adjust	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$5,105	$268	$826	$6,199
Other comprehensive income (loss)	229	1,201	—	1,430
Income tax (expense) benefit	—	(270)	—	(270)
Other comprehensive income (loss), net of tax	229	931	—	1,160
Reclassification adjustment to net income (loss)	—	(484)	(239)	(723)
Income tax (expense) benefit	—	119	52	171
Reclassification adjustment to net income (loss), net of tax	—	(365)	(187)	(552)
Other comprehensive income (loss), net of tax	229	566	(187)	608
Balance at September 30, 2025	$5,334	$834	$639	$6,807
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with a small subset of its customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments have durations generally no longer than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $27.5 million (11.0 million pounds of aluminum) at September 30, 2026 and $10.0 million (5.2 million pounds of aluminum) at December 31, 2025.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

		September 30, 2026	December 31, 2025
(In thousands)	Balance Sheet Account	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$480	$1,392
Liability derivatives: Aluminum futures contracts	Accrued expenses	(341)	(4)
Aluminum futures contracts	Other non-current liabilities	(162)	(9)
Net asset (liability)		$(23)	$1,379
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2026 and 2025 is summarized in the table below:

	Cash Flow Derivative Hedges
	Three Months Ended September 30,
	Aluminum Futures Contracts
(In thousands)	2026	2025
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$126	$829
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$810	$612
	Nine Months Ended September 30,
	Aluminum Futures Contracts
	2026	2025
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$1,677	$1,540
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$3,079	$581
As of September 30, 2026, the Company expects an immaterial amount of unrealized after-tax gains on aluminum derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2026 and 2025, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.
8. INCOME TAXES
Tredegar recorded tax expense (benefit) of $2.1 million on pre-tax income (loss) from continuing operations of $10.4 million in the first nine months of 2026. The effective tax rate in the first nine months of 2026 was 20.2% and 27.1% in the first nine months of 2025. The effective tax rate for the first nine months of 2026 varied from the statutory rate of 21% due to research and development tax credits while the effective tax rate for the first nine months of 2025 varied from the statutory rate due to higher nondeductible discrete items as a percentage of pre-tax income.

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

The following tables present segment revenue, segment profit (loss), and significant expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$177,270	$23,776	$201,046
Reconciliation of revenue:
Add back freight			6,128
Sales as shown in the consolidated statements of income (loss)			$207,174
Less:
Variable costs	$152,323	$12,457	$164,780
Manufacturing fixed costs[1]	12,715	3,961	16,676
Selling, general and administrative costs[1]	9,332	2,675	12,007
Other[2]	364	35	399
EBITDA from ongoing operations	$2,536	$4,648	$7,184
Reconciliation of profit (loss):
Depreciation and amortization			5,264
Plant shutdowns, asset impairments, restructurings and other			1,196
Interest expense, net			503
Corporate expenses, net[3]			3,710
Income (loss) from continuing operations before income tax			(3,489)
Income tax expense (benefit)			(663)
Net income (loss) from continuing operations			(2,826)
Income (loss) from discontinued operations, net of tax			5
Net income (loss)			$(2,821)
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

	Three Months Ended September 30, 2025
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$162,470	$25,883	$188,353
Reconciliation of revenue:
Add back freight			6,589
Sales as shown in the consolidated statements of income (loss)			$194,942
Less:
Variable costs	$124,462	$11,922	$136,384
Manufacturing fixed costs[1]	11,906	3,785	15,691
Selling, general and administrative costs[1]	8,948	2,961	11,909
Other[2]	346	(6)	340
EBITDA from ongoing operations	$16,808	$7,221	$24,029
Reconciliation of profit (loss):
Depreciation and amortization			5,414
Plant shutdowns, asset impairments, restructurings and other			915
Interest expense, net			762
Corporate expenses, net[3]			7,815
Income (loss) from continuing operations before income tax			9,123
Income tax expense (benefit)			2,014
Net income (loss) from continuing operations			7,109
Income (loss) from discontinued operations, net of tax			(35)
Net income (loss)			$7,074
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

The following tables present segment revenue, segment profit (loss), and significant expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$520,856	$70,944	$591,800
Reconciliation of revenue:
Add back freight			18,099
Sales as shown in the consolidated statements of income (loss)			$609,899
Less:
Variable costs	$426,252	$36,264	$462,516
Manufacturing fixed costs[1]	36,854	11,084	47,938
Selling, general and administrative costs[1]	29,265	8,125	37,390
Other[2]	(244)	(31)	(275)
EBITDA from ongoing operations	$28,729	$15,502	$44,231
Reconciliation of profit (loss):
Depreciation and amortization			15,908
Plant shutdowns, asset impairments, restructurings and other			1,784
Interest expense, net			1,298
Corporate expenses, net[3]			14,850
Income (loss) from continuing operations before income tax			10,391
Income tax expense (benefit)			2,100
Net income (loss) from continuing operations			8,291
Income (loss) from discontinued operations, net of tax			566
Net income (loss)			$8,857
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.

	Nine Months Ended September 30, 2025
(In thousands)	Aluminum Extrusions	High Performance Films	Total
Net Sales	$444,470	$76,017	$520,487
Reconciliation of revenue:
Add back freight			18,309
Sales as shown in the consolidated statements of income (loss)			$538,796
Less:
Variable costs	$344,043	$35,586	$379,629
Manufacturing fixed costs[1]	34,879	10,487	45,366
Selling, general and administrative costs[1]	28,489	8,420	36,909
Other[2]	1,808	70	1,878
EBITDA from ongoing operations	$35,251	$21,454	$56,705
Reconciliation of profit (loss):
Depreciation and amortization			16,214
Plant shutdowns, asset impairments, restructurings and other			2,138
Interest expense, net			3,550
Corporate expenses, net[3]			21,619
Income (loss) from continuing operations before income tax			13,184
Income tax expense (benefit)			3,575
Net income (loss) from continuing operations			9,609
Income (loss) from discontinued operations, net of tax			9,297
Net income (loss)			$18,906
1. Excludes related depreciation and amortization. 2. Includes segment allocated employee compensation benefit expenses. 3. Includes corporate depreciation and amortization.
The following table presents identifiable assets by segment at September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Aluminum Extrusions	$297,701	$269,802
High Performance Films	50,726	52,998
Subtotal	348,427	322,800
General corporate	35,895	41,843
Cash and cash equivalents	16,322	6,729
Total	$400,644	$371,372
The following table presents depreciation and amortization for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Aluminum Extrusions	$4,192	$4,190	$12,436	$12,509
High Performance Films	1,072	1,224	3,472	3,705
Subtotal	5,264	5,414	15,908	16,214
General corporate	49	48	142	146
Total	$5,313	$5,462	$16,050	$16,360

The following table presents capital expenditures for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Aluminum Extrusions	$4,194	$3,079	$12,543	$7,835
High Performance Films	469	529	1,300	1,411
General Corporate	(37)	—	49	—
Subtotal	$4,626	$3,608	$13,892	$9,246
The following tables disaggregate the Company’s net sales by geographic area and product group for the three and nine months ended September 30, 2026 and 2025:

Net Sales by Geographic Area (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
United States	$187,448	$171,063	$548,293	$473,712
Exports from the United States to:
Asia	7,861	11,482	25,715	32,654
Latin America	3,782	2,026	8,708	4,616
Canada	1,353	3,416	7,341	8,586
Europe	38	—	119	37
Operations outside the United States:
Asia	564	366	1,624	882
Total	$201,046	$188,353	$591,800	$520,487
(a) Export sales relate mostly to High Performance Films. The geographic area for net sales is determined by the shipping destination.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then shipped by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $6.6 million and $6.7 million in the third quarter of 2026 and 2025, respectively, and $20.3 million and $19.7 million in the first nine months of 2026 and 2025, respectively.

Net Sales by Product Group
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Aluminum Extrusions:
Nonresidential building & construction	$91,442	$87,388	$263,673	$236,612
Consumer durables	13,169	13,297	40,805	37,715
Automotive	12,427	10,832	37,551	32,899
Residential building & construction	13,356	11,516	40,105	30,539
Electrical	14,299	14,429	44,325	42,292
Machinery & equipment	27,146	17,662	78,375	48,943
Distribution	5,431	7,346	16,022	15,470
Subtotal	177,270	162,470	520,856	444,470
High Performance Films:
Surface protection films	15,670	19,163	47,841	54,675
Advanced packaging	8,106	6,720	23,103	21,342
Subtotal	23,776	25,883	70,944	76,017
Total	$201,046	$188,353	$591,800	$520,487
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
The following table summarizes the financial results of discontinued operations reflected in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Costs and expenses
Selling, general and administrative	$(5)	$35	$30	$360
Gain on the sale of divested business	—	—	(565)	(9,657)
Total	(5)	35	(535)	(9,297)
Income (loss) from discontinued operations before income tax	5	(35)	535	9,297
Income tax expense (benefit)[1]	—	—	(31)	—
Income (loss) from discontinued operations, net of tax	$5	$(35)	$566	$9,297
1. An inconsequential income tax expense (benefit) was recognized during the three and nine months ended September 30, 2025, primarily due to foreign tax credits generated from the final Brazilian withholding tax payment made during the periods, which offset the tax liability on the income from discontinued operations.

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
•noncompliance with any of the financial and other restrictive covenants in the ABL Facility (defined below);
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

Critical Accounting Policies and Estimates
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting standards in the United States ("GAAP"). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K") have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. Since December 31, 2025, there have been no changes in these policies or estimates that have had a material impact on our results of operations or financial position.
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
Third quarter 2026 net income (loss) from continuing operations was $(2.8) million ($(0.08) per diluted share) compared to $7.1 million ($0.20 per diluted share) in the third quarter of 2025.
Third Quarter Financial Results Highlights
•EBITDA from ongoing operations for Aluminum Extrusions was $2.5 million in the third quarter of 2026 versus $16.8 million in the third quarter of 2025 and versus $14.5 million in the second quarter of 2026.
•EBITDA from ongoing operations for High Performance Films was $4.6 million in the third quarter of 2026 versus $7.2 million in the third quarter of 2025 and versus $5.8 million in the second quarter of 2026.

Results of Operations
Third Quarter of 2026 Compared with the Third Quarter of 2025 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from the third quarter of 2025 to the third quarter of 2026 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the three months ended September 30, 2025	$7,109
Income tax expense (benefit)	2,014
Income (loss) from continuing operations before income taxes for the three months ended September 30, 2025	9,123
Change in income (loss) from increases (decreases) in the following items:
Sales	12,232
Other income (expense), net	17
Total	12,249
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(29,007)
Freight	461
Selling, general and administrative	3,936
Interest expense	242
Other	(493)
Total	(24,861)
Income (loss) from continuing operations before income taxes for the three months ended September 30, 2026	(3,489)
Income tax expense (benefit)	(663)
Net income (loss) from continuing operations for the three months ended September 30, 2026	$(2,826)
Sales in the third quarter of 2026 increased by $12.2 million compared with the third quarter of 2025. Net sales (sales less freight) in Aluminum Extrusions increased $14.8 million, primarily due to the pass-through of higher metal costs, partially offset by lower volume. Net sales in High Performance Films decreased $2.1 million, primarily due to a decrease in sales volume and unfavorable mix, partially offset by favorable pricing for surface protection films. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 7.2% in the third quarter of 2026 compared to 16.0% in the third quarter of 2025. The gross profit margin in Aluminum Extrusions decreased primarily due to higher labor rates, unfavorable labor productivity, higher maintenance expense and higher freight expense, partially offset by favorable pricing and mix and favorable manufacturing costs primarily associated with casting capabilities due to scrap spreads and higher scrap utilization. The gross profit margin in High Performance Films decreased primarily due to a lower surface protection films contribution margin associated with unfavorable volume and mix and the pass-through lag associated with higher resin costs, partially offset by cost improvements.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development ("R&D") expenses were 8.0% in the third quarter of 2026 compared with 10.5% in the third quarter of 2025. Third quarter sales increased 6.3% while SG&A decreased 19.5% compared to the prior period. Lower SG&A spending was primarily due to lower professional fees associated with business development activities ($1.2 million), lower stock-based compensation ($1.0 million) and lower employee compensation ($0.9 million).
Interest expense was $0.5 million in the third quarter of 2026 in comparison to $0.8 million in the third quarter of 2025. The decrease in interest expense was primarily due to lower weighted average total debt outstanding and lower interest rates.
The effective tax rate from continuing operations in the third quarter of 2026 was 19.0% compared to 22.1% in the third quarter of 2025. The effective tax rate for the third quarter of 2026 varied from the statutory rate of 21% due to research and development tax credits while the effective tax rate for the third quarter of 2025 was consistent with the statutory rate of 21%.

Average total debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In millions, except percentages)	2026	2025
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$48.1	$59.0
Average interest rate	5.9%	6.5%
First Nine Months of 2026 Compared with the First Nine Months of 2025 Results
The following table presents a bridge of consolidated net income (loss) from continuing operations from the first nine months of 2025 to the first nine months of 2026 with management's related discussion and analysis below the table.

(In thousands)
Net income (loss) from continuing operations for the nine months ended September 30, 2025	$9,609
Income tax expense (benefit)	3,575
Income (loss) from continuing operations before income taxes for the nine months ended September 30, 2025	13,184
Change in income (loss) from increases (decreases) in the following items:
Sales	71,103
Other income (expense), net	(1,278)
Total	69,825
Change in income (loss) from (increases) decreases in the following items:
Cost of goods sold	(83,109)
Freight	210
Selling, general and administrative	8,614
Interest expense	2,216
Other	(549)
Total	(72,618)
Income (loss) from continuing operations before income taxes for the nine months ended September 30, 2026	10,391
Income tax expense (benefit)	2,100
Net income (loss) from continuing operations for the nine months ended September 30, 2026	$8,291
Sales in the first nine months of 2026 increased by $71.1 million compared with the first nine months of 2025. Net sales (sales less freight) in Aluminum Extrusions increased $76.4 million, primarily due to the pass-through of higher metal costs, partially offset by lower volume. Net sales in High Performance Films decreased $5.1 million, primarily due to lower volume and unfavorable mix in surface protection films. For more information on net sales and volume, see the Segment Operations Review below.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales (gross profit margin) was 11.0% in the first nine months of 2026 compared to 14.7% in the first nine months of 2025. The gross profit margin in Aluminum Extrusions decreased primarily due to higher labor rates, unfavorable labor productivity, and higher maintenance and supply expense, die expense, and freight, partially offset by favorable mix and favorable manufacturing costs primarily associated with casting capabilities due to scrap spreads and higher scrap utilization. The gross profit margin in High Performance Films decreased due to a lower Surface Protection contribution margin associated with lower volume, unfavorable pricing and mix, and the pass-through lag associated with higher resin costs, partially offset by favorable productivity and cost improvements.
As a percentage of sales, SG&A and R&D expenses were 8.8% in the first nine months of 2026 compared with 11.5% in the first nine months of 2025. Sales increased 13.2% while SG&A decreased 14.0% compared to the prior period. Lower SG&A spending was primarily due to lower professional fees associated with business development activities ($5.9 million), lower stock-based compensation ($1.8 million) and lower employee compensation ($0.7 million).
Interest expense was $1.4 million in the first nine months of 2026 in comparison to $3.6 million in the first nine months of 2025. The decrease was primarily due to the write-off of deferred financing fees related to the amendment to our credit agreement (“ABL Facility”) of $0.8 million during the first nine months of 2025, lower weighted average total debt outstanding and lower interest rates during the first nine months of 2026.

The effective tax rate from continuing operations in the first nine months of 2026 was 20.2% compared to 27.1% in the first nine months of 2025. The effective tax rate for the first nine months of 2026 varied from the statutory rate of 21% due to research and development tax credits while the effective tax rate for the first nine months of 2025 varied from the statutory rate due to higher nondeductible discrete items as a percentage of pre-tax income.
Average total debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2026	2025
Floating-rate debt with interest charged on a rollover basis plus a credit spread:
Average total outstanding debt balance	$42.9	$60.0
Average interest rate	5.7%	6.8%
Segment Operations Review
Aluminum Extrusions
A summary of results for Aluminum Extrusions (also "Bonnell Aluminum") is provided below:

	Three Months Ended		Favorable/	Nine Months Ended		Favorable/
(In thousands, except percentages)	September 30,		(Unfavorable)	September 30,		(Unfavorable)
	2026	2025	% Change	2026	2025	% Change
Sales volume (lbs)	36,509	41,303	(11.6)%	109,990	119,911	(8.3)%
Net sales	$177,270	$162,470	9.1%	$520,856	$444,470	17.2%
Variable costs	152,323	124,462	(22.4)%	426,252	344,043	(23.9)%
Manufacturing fixed costs[1]	12,715	11,906	(6.8)%	36,854	34,879	(5.7)%
Selling, general and administrative costs[1]	9,332	8,948	(4.3)%	29,265	28,489	(2.7)%
Other[2]	364	346	(5.2)%	(244)	1,808	NM*
EBITDA from ongoing operations	$2,536	$16,808	(84.9)%	$28,729	$35,251	(18.5)%
Depreciation & amortization	(4,192)	(4,190)	—%	(12,436)	(12,509)	0.6%
EBIT from ongoing operations[3]	$(1,656)	$12,618	NM*	$16,293	$22,742	(28.4)%
Capital expenditures	$4,194	$3,079		$12,543	$7,835
1. Excludes related depreciation and amortization
2. Includes segment allocated employee-related benefit expense (income).
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. *Not meaningful (“NM”)

The following table presents the sales volume by end use market for the three and nine months ended September 30, 2026 and 2025, and the three months ended June 30, 2026.

	Three Months Ended		Favorable/	Three Months Ended	Favorable/	Nine Months Ended		Favorable/
(In millions of lbs)	September 30,		(Unfavorable)	June 30,	(Unfavorable)	September 30,		(Unfavorable)
	2026	2025	% Change	2026	% Change	2026	2025	% Change
Sales volume by end-use market:
Non-residential B&C	19.2	22.3	(13.9)%	18.9	1.6%	56.2	64.1	(12.3)%
Residential B&C	2.3	2.3	—%	2.6	(11.5)%	7.1	6.5	9.2%
Automotive	2.4	2.9	(17.2)%	2.7	(11.1)%	7.6	9.2	(17.4)%
Specialty products	12.6	13.8	(8.7)%	14.1	(10.6)%	39.1	40.1	(2.5)%
Total	36.5	41.3	(11.6)%	38.3	(4.7)%	110.0	119.9	(8.3)%

Third Quarter 2026 Results vs. Third Quarter 2025 Results
Net sales in the third quarter of 2026 increased 9.1% versus the third quarter of 2025 primarily due to the pass-through of higher metal costs, partially offset by lower volume. Sales volume in the third quarter of 2026 decreased 11.6% versus the third quarter of 2025 and decreased 4.7% versus the second quarter of 2026. The Architecture Billings Index (ABI), a key leading indicator for nonresidential building and construction volume, has demonstrated a decline in billings (i.e., an index below 50) during 2026, including a recent sharp decrease in September of 2026. Nonresidential building and construction volume, which represented approximately 51% of total volume, decreased 14% driven by higher pricing, including significantly higher metal costs, and ongoing economic uncertainty. Within the specialty market, consumer durables volume decreased 22% due to cautionary consumer spending on discretionary purchases. Automotive and transportation volume declined 17%, reflecting continued economic uncertainty, higher input costs and trade related pressures affecting manufacturers, compared to the prior-year period, which benefited from customer orders placed in advance of higher tariffs. Partially offsetting the declines, within the specialty market, TSLOTSTM shipments increased 48%, supported by growing demand for modular aluminum framing systems.
Net new orders in the third quarter of 2026 increased slightly to an average of 2.8 million pounds per week versus an average of 2.6 million pounds per week in the third quarter of 2025, supported by increased activity in TSLOTSTM for modular aluminum framing systems. Open orders at the end of the third quarter of 2026 were 24 million pounds versus 19 million pounds at the end of the third quarter of 2025 and 23 million pounds at the end of the second quarter of 2026. This level of open orders falls within the normalized level that is typically associated with stable demand patterns and healthy market dynamics.
EBITDA from ongoing operations in the third quarter of 2026 decreased $14.3 million versus the third quarter of 2025, primarily due to:
•A $13.1 million decrease in contribution margin (net sales less variable costs) associated with:
◦Lower volume ($4.4 million), higher labor rates ($2.1 million), unfavorable labor productivity primarily due to a more labor intensive production mix ($0.4 million), higher maintenance associated with down equipment ($1.6 million) and higher freight expense ($0.4 million), partially offset by favorable pricing and mix ($2.4 million) and favorable manufacturing costs primarily associated with casting capabilities due to scrap spreads, reflecting a wider cost differential between primary aluminum and recycled scrap input, and higher scrap utilization ($0.8 million favorable in the third quarter of 2026 versus $0.5 million favorable in the third quarter of 2025).
◦The timing of the flow-through under the first-in, first-out ("FIFO") method of aluminum raw materials costs, which were previously acquired in a dynamic pricing environment, causing a temporary mismatch in the change in the cost of raw materials included in variable costs and the pass through to customers included in sales, resulted in a charge of $2.8 million in the third quarter of 2026 versus a benefit of $4.3 million in the third quarter of 2025.
•Higher fixed costs primarily associated with wage and benefits increases ($0.8 million).
First Nine Months of 2026 Results vs. First Nine Months of 2025 Results
Net sales in the first nine months of 2026 increased 17.2% versus the first nine months of 2025 primarily due to the pass-through of higher metal costs, partially offset by lower sales volume. Sales volume in the first nine months of 2026 decreased 8.3% versus the first nine months of 2025.
EBITDA from ongoing operations in the first nine months of 2026 decreased $6.5 million in comparison to the first nine months of 2025 primarily due to:
•A $5.8 million decrease in contribution margin associated with:
◦Lower volume ($8.4 million), higher labor rates ($5.8 million), unfavorable labor productivity primarily due to a more labor intensive production mix ($1.0 million), higher maintenance and supply expense, primarily associated with downed equipment and tariff impacts ($2.8 million), higher die expense, including tariff impact ($1.4 million) and higher freight ($1.6 million), partially offset by favorable mix ($7.9 million) and favorable manufacturing costs primarily associated with casting capabilities due to scrap spreads and higher scrap utilization ($7.8 million favorable in the first nine months of 2026 versus $0.3 million unfavorable in the first nine months of 2025).
◦The timing of the flow-through under the FIFO method of aluminum raw material costs, which were previously acquired in a dynamic pricing environment and passed through to customers, resulted in a benefit of $5.0 million in the first nine months of 2026 versus a benefit of $5.4 million in the first nine months of 2025.
•Higher fixed costs primarily associated with wage and benefits-related expense increases ($2.0 million).

•Higher SG&A expenses of $0.8 million primarily associated with higher incentive compensation, partially offset by lower routine environmental compliance expense.
•Lower other expense for lower employee-related medical costs associated with medical claims ($2.1 million).
Market conditions remain impacted by U.S. trade policy. Changes to the tariff structure announced in April 2026, which include measures intended to close the loophole that allowed undervalued aluminum extrusions to enter the U.S., appear to be contributing to a more balanced competitive environment.
Tariffs and duties continue to be passed through to customers under the Company’s metal‑cost adjustment mechanism. The Company implemented additional price increases in the first quarter of 2026 and the third quarter of 2025 to offset tariff‑related costs not covered by that mechanism.
Conflict-driven disruptions in the Strait of Hormuz beginning in March 2026 have constrained shipments and raised costs, contributing to historically low U.S. inventory levels of aluminum. In response to ongoing geopolitical tensions in the Middle East and resulting contraction of the global aluminum market, we have proactively diversified Bonnell Aluminum’s supply chain portfolio to support long-term stability. Through the remainder of 2026, we have successfully secured nearly all of Bonnell Aluminum’s anticipated aluminum supply requirements and are proactively reviewing Bonnell Aluminum’s 2027 supply needs and sources to minimize exposure to the Middle East. Simultaneously, we are optimizing billet casting operations at our Carthage, TN and Newnan, GA facilities to overcome localized production constraints. These strategic shifts in our supply chain and internal capabilities are intended to strengthen our operational resilience, positioning Bonnell Aluminum to be a provider of innovative, custom-engineered aluminum solutions.
Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on aluminum price trends.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $17 million in 2026, including $4 million for productivity projects and $13 million for capital expenditures required to support continuity of operations. Depreciation expense is projected to be $15 million in 2026. Amortization expense is projected to be $2 million in 2026.
High Performance Films
A summary of results for High Performance Films is provided below:

	Three Months Ended		Favorable/	Nine Months Ended		Favorable/
(In thousands, except percentages)	September 30,		(Unfavorable)	September 30,		(Unfavorable)
	2026	2025	% Change	2026	2025	% Change
Sales volume (lbs)	8,359	9,656	(13.4)%	27,054	29,093	(7.0)%
Net sales	$23,776	$25,883	(8.1)%	$70,944	$76,017	(6.7)%
Variable costs	12,457	11,922	(4.5)%	36,264	35,586	(1.9)%
Manufacturing fixed costs[1]	3,961	3,785	(4.6)%	11,084	10,487	(5.7)%
Selling, general and administrative costs[1]	2,675	2,961	9.7%	8,125	8,420	3.5%
Other[2]	35	(6)	NM*	(31)	70	NM*
EBITDA from ongoing operations	$4,648	$7,221	(35.6)%	$15,502	$21,454	(27.7)%
Depreciation & amortization	(1,072)	(1,224)	12.4%	(3,472)	(3,705)	6.3%
EBIT from ongoing operations[3]	$3,576	$5,997	(40.4)%	$12,030	$17,749	(32.2)%
Capital expenditures	$469	$529		$1,300	$1,411
1. Excludes related depreciation and amortization
2. Includes segment allocated employee-related benefit expense (income).
3. See the reconciliation below of this non-GAAP measure to the most comparable measure calculated in accordance with GAAP. *Not meaningful (“NM”)

Third Quarter 2026 Results vs. Third Quarter 2025 Results
Net sales in the third quarter of 2026 decreased 8.1% versus the third quarter of 2025 due to a decrease in sales volume and unfavorable mix, partially offset by favorable pricing for surface protection films. Surface Protection sales volume decreased 18.6% in the third quarter of 2026 versus the third quarter of 2025 primarily due to weakened consumer electronics display market demand and inventory corrections. Volume for advanced packaging films, which are predominantly manufactured and sold in the U.S. and used in consumer staple items, decreased 6.8% in the third quarter of 2026 versus the third quarter of 2025.
EBITDA from ongoing operations in the third quarter of 2026 decreased $2.6 million versus the third quarter of 2025, primarily due to:
•A decrease in contribution margin of $2.6 million resulting from:
◦A $3.3 million decrease from Surface Protection primarily due to unfavorable volume and mix ($3.4 million) and the pass-through lag associated with higher resin costs (a charge of $0.5 million in the third quarter of 2026 versus a charge of $0.1 million in the third quarter of 2025), partially offset by cost improvements ($0.7 million).
◦A $0.7 million increase from advanced packaging films primarily due to favorable mix ($0.3 million), cost improvements ($0.2 million) and the pass-through lag associated with higher resin costs (a benefit of $0.2 million in the third quarter of 2026 versus no charge or benefit in the third quarter of 2025).
•Higher fixed costs associated with wages and benefits increases ($0.2 million).
•Lower SG&A expense associated with lower employee-related incentive compensation ($0.4 million).
•A foreign currency transaction loss of $0.1 million in the third quarter of 2026 and in the third quarter of 2025.
The memory chip market pressures may continue to affect customer’s production levels and High Performance Films’ product mix through the remainder of 2026. Despite significant quarterly volatility since the first quarter of 2022, EBITDA from ongoing operations has normalized to approximately $5.0 million per quarter.
First Nine Months of 2026 Results vs. First Nine Months of 2025 Results
Net sales in the first nine months of 2026 decreased 6.7% compared to the first nine months of 2025 primarily due to lower volume and unfavorable mix, partially offset by favorable pricing in surface protection films. Surface Protection sales volume decreased 7.1% in the first nine months of 2026 versus the first nine months of 2025. Sales volume for surface protection films declined in the first nine months of 2026 versus the first nine months of 2025 as expected due to a significant customer’s inventory correction and scheduled maintenance activity for another customer in the first nine months of 2026. Volume for advanced packaging films decreased 6.9% in the first nine months of 2026 versus the first nine months of 2025 associated with lower margin product. The top four customers comprised 85% of the net sales for High Performance Films for the first nine months of 2026 and first nine months of 2025.
EBITDA from ongoing operations in the first nine months of 2026 decreased $6.0 million versus the first nine months of 2025, primarily due to:
•A decrease in contribution margin of $5.8 million resulting from:
◦A $6.0 million decrease from Surface Protection associated with lower volume and unfavorable pricing and mix ($7.1 million) and the pass-through lag associated with higher resin costs (a charge of $1.1 million in the first nine months of 2026 versus a charge of $0.2 million in the first nine months of 2025), partially offset by favorable productivity and cost improvements ($1.9 million).
◦A $0.3 million increase from advanced packaging films primarily due to higher volume and favorable mix ($1.1 million), partially offset by unfavorable pricing ($0.3 million), unfavorable productivity, net of cost improvements ($0.2 million) and the pass-through lag associated with higher resin costs (a charge of $0.5 million in the first nine months of 2026 versus a charge of $0.1 million in the first nine months of 2025).
•Higher fixed costs primarily associated with wages and benefits increases ($0.6 million).
•Lower SG&A expense associated with lower employee-related incentive compensation ($1.0 million).
•A foreign currency transaction loss of $0.8 million in the first nine months of 2026 versus a loss of $0.1 million in the first nine months of 2025.
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

Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-Q for additional information on resin prices.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for High Performance Films are projected to be $2 million in 2026, for productivity projects and capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $4 million in 2026. There is no amortization expense for High Performance Films.
Corporate Expenses
Corporate expenses, net in the first nine months of 2026 decreased $6.8 million compared to the first nine months of 2025 due to lower professional fees associated with business development activities ($5.8 million), lower stock based compensation ($1.2 million) and lower employee-related incentive compensation ($1.6 million), partially offset by a gain in 2025 on the sale of corporate-owned land ($1.5 million). The Company does not expect significant expenses from business development activities in 2026.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources below.
Reconciliation of Net Sales and EBITDA from Ongoing Operations by Segment
A reconciliation of segment financial information to consolidated results for the Company for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Sales
Aluminum Extrusions	$177,270	$162,470	$520,856	$444,470
High Performance Films	23,776	25,883	70,944	76,017
Total net sales	201,046	188,353	591,800	520,487
Add back freight	6,128	6,589	18,099	18,309
Sales as shown in the condensed consolidated statements of income (loss)	$207,174	$194,942	$609,899	$538,796

EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$2,536	$16,808	$28,729	$35,251
Depreciation & amortization	(4,192)	(4,190)	(12,436)	(12,509)
EBIT	(1,656)	12,618	16,293	22,742
Plant shutdowns, asset impairments, restructurings and other	(1,208)	(927)	(1,796)	(2,151)
High Performance Films:
Ongoing operations:
EBITDA	$4,648	$7,221	$15,502	$21,454
Depreciation & amortization	(1,072)	(1,224)	(3,472)	(3,705)
EBIT	3,576	5,997	12,030	17,749
Plant shutdowns, asset impairments, restructurings and other	12	12	12	13
Total	724	17,700	26,539	38,353
Interest expense, net	503	762	1,298	3,550
Corporate expenses, net	3,710	7,815	14,850	21,619
Income (loss) from continuing operations before income taxes	(3,489)	9,123	10,391	13,184
Income tax expense (benefit)	(663)	2,014	2,100	3,575
Net income (loss) from continuing operations	(2,826)	7,109	8,291	9,609
Income (loss) from discontinued operations, net of tax	5	(35)	566	9,297
Net income (loss)	$(2,821)	$7,074	$8,857	$18,906

Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2025 to September 30, 2026 are summarized below.
•Accounts and other receivables increased $15.0 million (18.4%).
◦Accounts and other receivables in Aluminum Extrusions increased $14.8 million primarily due to the pass-through of higher metal costs. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 45.9 days for the 12 months ended September 30, 2026 and 44.8 days for the 12 months ended December 31, 2025.
◦Accounts and other receivables in High Performance Films increased $0.3 million primarily due to favorable pricing in surface protection films. DSO was approximately 26.5 days for the 12 months ended September 30, 2026 and 25.4 days for the 12 months ended December 31, 2025.
•Inventories increased $13.1 million (20.1%).
◦Inventories in Aluminum Extrusions increased $13.5 million primarily due to increased raw material levels from seasonally low levels at the end of last year, higher metal costs and raw material stocking as a result of the geopolitical uncertainty impacting aluminum-related supply chains. DIO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of inventory balances calculated on the FIFO basis) was approximately 52.4 days for the 12 months ended September 30, 2026 and 48.8 days for the 12 months ended December 31, 2025.
◦Inventories in High Performance Films decreased $0.4 million primarily due to lower raw material levels. DIO was approximately 56.8 days for the 12 months ended September 30, 2026 and 54.6 days for the 12 months ended December 31, 2025.
•Net property, plant and equipment decreased $0.5 million primarily due to depreciation expense of $14.7 million and production equipment asset disposals of $0.5 million, partially offset by capital expenditures of $14.6 million and favorable foreign exchange of $0.2 million.
•Identifiable intangible assets, net decreased $1.3 million (23.7%) due to amortization expense.
•Accounts payable increased $10.0 million (13.2%).
◦Accounts payable in Aluminum Extrusions increased $10.6 million primarily due to increased raw material levels from seasonally low levels at the end of last year, higher metal costs and raw material levels. DPO (represents trailing 12 months costs of goods sold calculated on a FIFO basis divided by a rolling 12-month average of accounts payable balances) was approximately 46.5 days for the 12 months ended September 30, 2026 and 46.6 days for the 12 months ended December 31, 2025.
◦Accounts payable in High Performance Films remained consistent with the prior year period. DPO was approximately 38.7 days for the 12 months ended September 30, 2026 and 40.6 days for the 12 months ended December 31, 2025. The decrease in DPO was primarily related to unfavorable terms with respect to large resin suppliers.
Net cash provided by operating activities was $8.2 million in the first nine months of 2026 compared to net cash provided by operating activities of $17.3 million in the first nine months of 2025. The change primarily reflects increased working capital needs and lower segment EBITDA from ongoing operations in the first nine months of 2026 compared to the first nine months of 2025.
Net cash used in investing activities was $13.3 million in the first nine months of 2026 compared to net cash provided by investing activities of $2.5 million in the first nine months of 2025. The change is primarily due to decreased post-closing settlement proceeds associated with the sale of Terphane ($9.3 million) and proceeds in 2025 on the sale of corporate-owned land ($1.9 million), partially offset by higher capital expenditures ($4.6 million).
Net cash provided by financing activities of $13.9 million in the first nine months of 2026 compared to net cash used in financing activities of $13.7 million in the first nine months of 2025. The change is primarily due to higher debt borrowings, net of principal payments ($26.4 million) under the ABL Facility in the first nine months of 2026, partially offset by deferred financing fees paid associated with Amendment No. 5 to the ABL Facility during the first nine months of 2025.
At September 30, 2026, the Company had cash and cash equivalents of $16.3 million, including cash and cash equivalents held in locations outside the U.S. of $3.5 million.

Debt and Credit Agreements
ABL Facility
The ABL Facility provides the Company with a $125 million senior secured asset-based revolving credit facility. The ABL Facility is secured by substantially all assets of the Company and its domestic subsidiaries, including equity in certain material first-tier foreign subsidiaries. Availability for borrowings under the ABL Facility is governed by a borrowing base, determined by the application of specified advance rates against eligible assets, including a portion of trade accounts receivable, inventory, cash and cash equivalents, and owned machinery and equipment. The maturity date of the ABL Facility is May 6, 2030. As of September 30, 2026, funds available to borrow under the ABL Facility were $74 million, or 59% of the aggregate commitment of $125 million. During 2025, the Company's letters of credit were reduced from approximately $12 million to $3 million, which directly increased the Company's borrowing availability.
Outstanding borrowings accrue interest at the rates elected by the Company depending on the type of loan and denomination of such borrowing. With respect to revolving loans denominated in U.S. Dollars, the Company may elect interest rates at:
•Alternate Base Rate (“ABR”) plus the applicable ABR Spread (as defined in the ABL Facility) determined in accordance with an excess availability-based pricing grid. ABR is defined, in part, as the greater of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank of New York Rate in effect on such day plus one-half of 1% and (c) the Adjusted Term SOFR Rate (defined below) for a one-month period plus 1%, or
•The Adjusted Term Secured Overnight Financing Rate ("SOFR") Rate plus the applicable Term Benchmark Spread (as defined in the ABL Facility) determined in accordance with an excess availability-based pricing grid. Adjusted Term SOFR Rate is defined as the Term SOFR Rate plus 0.10%, subject to an initial Floor (as defined in the ABL Facility) of 0%.
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
If at any time the availability under the ABL Facility is less than the greater of (x) 20% of the Line Cap and (y) $20 million and until such subsequent date, if any, on which availability is greater than the greater of (x) 20% of the Line Cap and (y) $20 million for a period of thirty (30) consecutive calendar days, the Company’s current monthly reporting requirement to lenders changes to a weekly cadence.
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
The computation of Credit EBITDA and fixed charge coverage ratio, as defined in the ABL Facility, is presented below.

Computations of Credit EBITDA (as defined in the ABL Facility) as of and for the Twelve Months Ended September 30, 2026 *
Computations of Credit EBITDA for the twelve months ended September 30, 2026 (in thousands):
Net income (loss)	$23,427
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	5,109
Interest expense	1,787
Depreciation and amortization expense for continuing operations	21,419
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $2,817)	3,747
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 3)	260
Fees, costs and expenses incurred in connection with the amendment process (Amendment No. 5)	—
Minus:
After-tax income related to discontinued operations	(660)
Total income tax benefits for continuing operations	—
Interest income	(72)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(6,265)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Credit EBITDA	$48,752
Fixed charge coverage ratio**:
Credit EBITDA	$48,752
Unfinanced capital expenditures	$21,887
Fixed charges	$4,039
Fixed charge coverage ratio	6.65
*Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow.
** Fixed Charge Coverage Ratio is computed as the ratio of (a) Credit EBITDA minus Unfinanced Capital Expenditures to (b) Fixed Charges.

High Performance Films Guangzhou Loan
In October 2025, High Performance Films' business location in Guangzhou, China, Guangzhou Tredegar Film Products Co., Ltd. (“Guangzhou Tredegar”), entered into a 3.5 million Chinese Yuan, which is equivalent to $0.5 million as of December 31, 2025, unsecured revolving loan with the Industrial and Commercial Bank of China. During the second quarter of 2026, Guangzhou Tredegar fully repaid all outstanding borrowings under the unsecured revolving loan. As of September 30, 2026, there were no borrowings outstanding under the unsecured revolving loan, which matured on October 20, 2026.
For more information on the ABL Facility and the High Performance Films Guangzhou Loan, see Note 7 in the Company's 2025 Form 10-K.

As of September 30, 2026, the Company was in compliance with all debt covenants.
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
High Performance Films is generally able to match the currency of its sales and costs for its product lines. Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar for High Performance Films had an unfavorable impact to EBITDA from ongoing operations of $0.1 million and $0.7 million for the third quarter of 2026 and the first nine months of 2026 compared to the same periods of 2025, respectively.

Trends for the Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.
Based on this evaluation of our disclosure controls and procedures as of September 30, 2026, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Item 5.    Other Information.
Director and Officer Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

31.1
Certification of President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Vice President, Chief Financial Officer and Treasurer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Vice President, Chief Financial Officer and Treasurer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Instance Document and Related Items.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
*	Denotes compensatory plans or arrangements or management contracts.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	November 6, 2026	/s/ Arijit (Bapi) DasGupta
Arijit (Bapi) DasGupta
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2026	/s/ Cindy Yao
Cindy Yao
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 6, 2026	/s/ Paul Goldschmiedt
Paul Goldschmiedt
Corporate Controller
(Principal Accounting Officer)